Form 10-Q
period 1995-03-31
WATSCO INC
filed 1995-05-12
CIK 105016

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

           [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                    or

           [ ] Transition Report Pursuant To Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
                      For the Transition Period From
                                ___ to ___

                       Commission file number 1-5581

             I.R.S. Employer Identification Number 59-0778222

                               WATSCO, INC.
                          (a Florida Corporation)
                   2665 South Bayshore Drive, Suite 901
                       Coconut Grove, Florida 33133
                         Telephone: (305) 858-0828

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date (includes the effects of a 3-for-2 stock split declared for both classes of common stock payable on May 15, 1995 to shareholders of record as of April 28, 1995): 4,682,468 shares (3,121,762 shares prior to the stock split) of the Company's Common Stock ($.50 par value) and 1,471,573 shares (981,135 shares prior to the stock split) of the Company's Class B Common Stock ($.50 par value) were outstanding as of April 30, 1995.

                                  1 of 11

                       PART I. FINANCIAL INFORMATION
                               WATSCO, INC.
                        CONSOLIDATED BALANCE SHEETS
                   March 31, 1995 and December 31, 1994
                                (In $000s)


                                                                        March 31,              December 31,
                                                                            1995                      1994
                                                                      -----------              ------------
ASSETS                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                            $  1,829                  $  1,744
   Marketable securities                                                     981                     3,227
   Accounts receivable, net                                               37,783                    34,811
   Inventories                                                            64,851                    49,259
   Other current assets                                                    4,861                     4,608
                                                                        --------                  --------
     Total current assets                                                110,305                    93,649

   Property, plant and equipment, net                                      9,595                     8,829
   Intangible assets, net                                                 14,698                    13,164
   Other assets                                                            3,885                     4,022
                                                                        --------                  --------
                                                                        $138,483                  $119,664
                                                                        ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Current portion of long-term obligations                             $  1,729                  $  1,781
   Borrowings under revolving credit agreements                           46,250                    32,034
   Accounts payable                                                       16,962                    13,108
   Accrued liabilities                                                     6,193                     6,631
                                                                        --------                  --------
    Total current liabilities                                             71,134                    53,554

Long-term obligations:

   Bank and other debt                                                     3,228                     2,719
   Subordinated notes                                                      2,500                     2,500
   Convertible subordinated debentures                                     1,505                     1,505
                                                                        --------                  --------
                                                                           7,233                     6,724

Deferred income taxes                                                        638                       713

Minority interests                                                        12,051                    11,857

Shareholders' equity:
   Common Stock, $.50 par value                                            1,553                     1,553
   Class B Common Stock, $.50 par value                                      498                       498
   Paid-in capital                                                        18,945                    18,936
   Retained earnings                                                      26,431                    25,829
                                                                        --------                  --------
     Total shareholders' equity                                           47,427                    46,816
                                                                        --------                  --------
                                                                        $138,483                  $119,664
                                                                        ========                  ========

See accompanying notes to consolidated financial statements.

                                  2 of 11

                               WATSCO, INC.
          CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                Three Months Ended March 31, 1995 and 1994
                    (In $000s except per share amounts)
                                (Unaudited)


                                                                            1995                      1994
                                                                         -------                   -------
Revenues:
   Net sales                                                             $53,194                   $48,536
   Royalty and service fees                                                7,127                     6,716
                                                                         -------                   -------
     Total revenues                                                       60,321                    55,252
                                                                         -------                   -------

Costs and expenses:
   Cost of sales                                                          40,103                    37,081
   Direct service expenses                                                 5,483                     4,953
   Selling, general and administrative                                    12,097                    11,172
                                                                         -------                   -------
     Total costs and expenses                                             57,683                    53,206
                                                                         -------                   -------
     Operating income                                                      2,638                     2,046

Other income (expense):
   Investment income, net                                                     63                        37
   Interest expense                                                         (911)                     (677)
                                                                         -------                   -------
                                                                            (848)                     (640)
                                                                         -------                   -------

Income before income taxes and minority interests                          1,790                     1,406
Income taxes                                                                (692)                     (533)
Minority interests                                                          (197)                     (183)
                                                                         -------                   -------
Net income                                                                   901                       690

Retained earnings at beginning of period                                  25,829                    21,234

Common stock cash dividends                                                 (267)                     (244)
Dividends on preferred stock of subsidiary                                   (32)                      (32)
                                                                         -------                   -------
Retained earnings at end of period                                       $26,431                   $21,648
                                                                         =======                   =======

Earnings per share:

   Primary                                                                  $.14                      $.11
                                                                            ====                      ====

   Fully diluted                                                            $.13                      $.11
                                                                            ====                      ====
Weighted average shares and
   equivalent shares used to calculate:

   Primary earnings per share                                              6,412                     6,229
                                                                           =====                     =====

   Fully diluted earnings per share                                        6,720                     6,530
                                                                           =====                     =====

See accompanying notes to consolidated financial statements.

                                  3 of 11

                               WATSCO, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three Months Ended March 31, 1995 and 1994
                                (In $000s)
                                (Unaudited)


                                                                            1995                      1994
                                                                         -------                   -------
Cash flows from operating activities:
   Net income                                                            $   901                  $    690
   Adjustments to reconcile net income to net
     cash used in operating activities:
   Depreciation and amortization                                             623                       522
   Deferred income tax credit                                                (75)                      (95)
   Minority interests, net of dividends paid                                 197                      (550)
   Change in operating assets and liabilities,
     net of effects from acquisitions
       Accounts receivable                                                   (23)                   (1,419)
       Inventories                                                       (10,734)                   (6,666)
       Accounts payable and accrued liabilities                            2,492                    (1,579)
       Other, net                                                             79                       104
                                                                        --------                  --------
     Net cash used in operating activities                                (6,540)                   (8,993)
                                                                        --------                  --------

Cash flows from investing activities:
   Cash used in acquisitions, net of cash acquired                        (7,914)                      -
   Capital expenditures, net                                              (1,009)                     (341)
   Net proceeds from marketable securities transactions                    2,260                       746
                                                                        --------                  --------
     Net cash provided by (used in) investing activities                  (6,663)                      405
                                                                        --------                  --------
Cash flows from financing activities:
   Net borrowings under revolving credit agreements                       14,216                    11,830
   Repayments of long-term obligations                                      (638)                     (325)
   Cash dividends                                                           (267)                     (244)
   Other, net                                                                (23)                      (18)
                                                                        --------                  --------
     Net cash provided by financing activities                            13,288                    11,243
                                                                        --------                  --------
Net increase in cash and cash equivalents                                     85                     2,655
Cash and cash equivalents at beginning of period                           1,744                     1,093
                                                                        --------                  --------
Cash and cash equivalents at end of period                              $  1,829                  $  3,748
                                                                        ========                  ========

Supplemental cash flow information:
   Interest paid                                                        $    791                  $    608
                                                                        ========                  ========
   Income taxes paid                                                    $    120                  $    500
                                                                        ========                  ========


See accompanying notes to consolidated financial statements

                                  4 of 11

                               WATSCO, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1995

1. The consolidated balance sheet as of December 31, 1994, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary to a fair presentation have been included in the consolidated financial statements for the periods presented herein.

2. The results of operations for the quarter ended March 31, 1995 are not necessarily indicative of the results for the year ending December 31, 1995. The sale of the Company's products and services is seasonal with revenues generally increasing during the months of May through August.

3.   At March 31, 1995 and December 31, 1994, inventories consist of
     (in thousands):

                                           March 31,      December 31,
                                             1995              1994
                                           --------       ------------

       Raw materials                         $ 4,430          $ 4,058
       Work in process                         1,321            1,152
       Finished goods                         59,100           44,049
                                             -------          -------
                                             $64,851          $49,259
                                             =======          =======

4. On February 6, 1995, Comfort Supply, Inc. ("Comfort Supply"), the Company's Houston-based distribution subsidiary, acquired the common stock of Airite, Inc., a Louisiana-based wholesale distributor of residential central air conditioners and related parts and supplies. Consideration for the purchase consisted of a cash payment to the seller in the amount of $100,000, with the remainder represented by a subordinated promissory note payable to the seller in the amount of $615,000.

     On March 13, 1995, Gemaire Distributors, Inc. ("Gemaire"), the Company's Florida-based distribution subsidiary, purchased certain accounts receivable, inventory and other operating assets and assumed certain liabilities of H.B. Adams, Inc. ("H.B. Adams"), a wholesale distributor of air conditioning, heating and refrigeration products operating seven branch locations in central Florida. The cash consideration paid by Gemaire totaled approximately $7.8 million and is subject to adjustment upon the completion of an audit of the assets purchased and liabilities assumed. In connection with this transaction, Gemaire increased its revolving credit agreement to allow maximum borrowings of $27 million in order to fund the purchase and to provide additional financing for future working capital requirements.

     The above acquisitions were accounted for under the purchase method of accounting. The excess of the aggregate purchase prices over the fair value of the net assets acquired of $1.6 million is being amortized on a straight-line basis over 40 years. In connection with these acquisitions, the Company assumed liabilities of $1,132,000.

5. In March 1995, Comfort Supply entered into a letter of intent to purchase the business and operating assets and assume certain liabilities of Environmental Equipment & Supplies, Inc., a wholesale distributor of residential central air conditioners and related parts and supplies based in North Little Rock, Arkansas. The purchase is subject to execution of a definitive agreement and other conditions.

                                  5 of 11

6. On April 18, 1995, the Company's Board of Directors authorized, for both classes of the Company's common stock, a three-for-two stock split effected in the form of a 50% stock dividend payable on May 15, 1995 to shareholders of record as of April 28, 1995. All weighted average share and per share amounts included in this quarterly report have been restated to reflect this stock split.

7. Certain amounts for 1994 have been reclassified to conform with the 1995 presentation.

                                  6 of 11

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1995 VS. QUARTER ENDED MARCH 31, 1994

RESULTS OF OPERATIONS

   The following table presents certain items of the Company's consolidated financial statements for the three months ended March 31, 1995 and 1994, expressed as a percentage of total revenues:


                                                            1995            1994
                                                            ----            ----
Total revenues                                             100.0%          100.0%
Cost of sales and direct service expenses                  (75.6)          (76.1)
                                                           -----           -----
Gross profit                                                24.4            23.9
Selling, general and administrative expenses               (20.1)          (20.2)
                                                           -----           -----
Operating income                                             4.3             3.7
Interest income, net                                          .1               -
Interest expense                                            (1.5)           (1.2)
Income taxes                                                (1.1)           (1.0)
Minority interests                                           (.3)            (.3)
                                                           -----           -----
Net income                                                   1.5%            1.2%
                                                           =====           =====

     The above table and following narrative includes, from the date of their respective acquisition, the results of operations of Airite, Inc. ("Airite"), a Louisiana-based wholesale distributor of residential central air conditioners acquired in February 1995, and H.B. Adams, Inc. ("H.B. Adams"), a wholesale distributor of residential air conditioners located in central Florida whose business and assets the Company purchased in March 1995 (collectively, the "acquisitions").

   Revenues for the three months ended March 31, 1995 increased $5.1 million, or 9%, compared to the same period in 1994. In the climate control segment, revenues increased $4.4 million, or 9%. Excluding the effect of acquisitions, revenues for the climate control segment increased $3.0 million, or 6%. Revenues in the Company's Florida distribution market increased $2.1 million, or 12%, partially due to the acquisition of H.B. Adams, but primarily due to a 6% increase in same store sales from increased sales of replacement air conditioners in south Florida, higher sales of parts and supplies as a result of improved marketing efforts and growth in international sales to Latin America. Revenues in the Company's Texas distribution market increased $1.3 million, or 14%, helped by the acquisition of Airite. On a same store basis, revenues in the Texas distribution market increased 6% due to greater market penetration. Revenues in the Company's western distribution market rose 2% as increased sales of replacement air conditioners offset sales delays caused by heavy rains in California. Revenues in the Company's manufacturing operations increased $641,000, or 13%, due to increased penetration of the original equipment manufacturer (OEM) market and new product offerings to both OEM and aftermarket customers. Revenues in the personnel services segment increased $638,000, or 10%, reflecting greater demand for temporary help services and greater customer acceptance of new product offerings such as professional staffing and technical temporaries.

   Gross profit for the three months ended March 31, 1995 increased $1.5 million, or 12%, as compared to the same period in 1994. Excluding the effect of acquisitions, gross profit increased $1.2 million, or 9%, primarily as a result of the aforementioned revenue increases but also due to increased gross profit margins. Gross profit margin in the first quarter increased to 24.4% in 1995 from 23.9% in 1994. Excluding the effect of acquisitions, gross profit margin increased to 24.5% in 1995 from 23.9% in 1994, primarily due to a shift in product mix during the quarter to higher margin replacement sales and increased sales of parts and supplies, which achieve higher margins than equipment sales.

                                  7 of 11

   Selling, general and administrative expenses for the three months ended March 31, 1995 increased $835,000, or 8%, compared to the same period in 1994, primarily due to selling and delivery costs related to increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $565,000, or 5%, primarily due to revenue increases. Including and excluding the effect of acquisitions, selling, general and administrative costs as a percent of revenues decreased from 19.4% in 1994 to 19.1% in 1995. These decreases were the result of a larger revenue base, due to acquisitions and sales growth, over which to spread fixed costs.

   Interest expense for the first quarter in 1995 increased $234,000, or 35%, compared to the same period in 1994, due to interest rate increases and higher borrowings used to finance the purchase of H. B. Adams and to finance increased inventory levels required by sales growth and stocking requirements in new branch locations. Excluding the effect of acquisitions, interest expense increased $195,000, or 29%, primarily due to interest rate increases and higher borrowings.

   The effective tax rate for the three months ended March 31, 1995 was 38.6% compared to 37.9% for the same period in the 1994. The increase is primarily a result of a proportionately larger share of taxable income expected to be generated in states with higher tax rates during 1995 as compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents increased to $1.8 million during the first quarter of 1995. Principal sources of cash were profitable operations, proceeds from the sale of marketable securities, primarily consisting of tax exempt municipal bonds, and increased borrowings under revolving credit agreements. The principal uses of cash were to fund acquisitions, finance capital expenditures and purchase inventories. Inventory purchases are substantially funded by borrowings under the subsidiaries' revolving credit agreements. The increase in inventory in 1995 was higher than 1994 due to earlier receipt of inventory shipments from suppliers than in the prior year in order to take advantage of lower vendor prices and discounts and the purchase of new inventory products to expand product offerings.

   The working capital position of the Company did not change materially from December 31, 1994. The Company has adequate availability of capital from operations and revolving credit facilities to fund current operations and anticipated growth, including expansion in the Company's current and targeted market areas, through 1995. At March 31, 1995, the Company's distribution operations had aggregate borrowing commitments from lenders under existing revolving credit agreements of $62 million, of which $16 million was unused and $6 million available. Additionally, the Company has $3 million available under an unsecured revolving credit facility with a bank. Certain of the subsidiaries' revolving credit agreements contain provisions limiting the payment of dividends to their shareholders. The Company does not anticipate that these limitations on dividends will have a material effect on the Company's ability to meet its cash obligations.

   The Company continually evaluates additional acquisitions and other investment opportunities and its financing needs may change in the future. Should suitable investment opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

                                  8 of 11

                        PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no significant changes from the information reported in the Annual Report on Form 10-K for the period ended December 31, 1994, filed on March 28, 1995.

Item 2.    Changes in the Rights of the Company's Security Holders

           None

Item 3.    Defaults by the Company on its Senior Securities

           None

Item 4.    Results of Votes of Securities Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           11. Computation of Earnings Per Share for the Quarters Ended March 31, 1995 and 1994.

           (b)  Reports on Form 8-K

                None

                                  9 of 11

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WATSCO, INC.
                                     ------------------------------------
                                     (Registrant)

                                     By: /S/ RONALD P. NEWMAN
                                     ------------------------------------
                                        Ronald P. Newman
                                        Vice President and
                                        Secretary/Treasurer
                                        (Chief Financial Officer)

May 12, 1995

                                 10 of 11