Form 10-Q
period 1995-06-30
WATSCO INC
filed 1995-08-14
CIK 105016

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       or

             [ ] Transition Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the Transition Period From

                                   ___ to ___

                         Commission file number 1-5581

                I.R.S. Employer Identification Number 59-0778222

                                  WATSCO, INC.
                            (a Florida Corporation)
                           2665 South Bayshore Drive
                          Coconut Grove, Florida 33133
                           Telephone: (305) 858-0828

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 4,693,937 shares of the Company's Common Stock ($.50 par value) and 1,463,030 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of August 8, 1995.

                                    1 of 19


                         PART I. FINANCIAL INFORMATION
                                  WATSCO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and December 31, 1994

                                   (In $000s)

                                                               JUNE 30,               DECEMBER 31,
                                                                 1995                      1994
                                                             ------------             ------------
ASSETS                                                        (UNAUDITED)
Current assets:

   Cash and cash equivalents                                   $  2,218                  $  1,744
   Marketable securities                                          1,281                     3,227
   Accounts receivable, net                                      48,012                    34,811
   Inventories                                                   68,471                    49,259
   Other current assets                                           5,555                     4,608
                                                               --------                  --------
     Total current assets                                       125,537                    93,649

   Property, plant and equipment, net                             9,902                     8,829
   Intangible assets, net                                        14,433                    13,164
   Other assets                                                   4,538                     4,022
                                                               --------                  --------
                                                               $154,410                  $119,664
                                                               ========                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                    $  1,809                  $  1,781
   Borrowings under revolving credit agreements                  55,571                    32,034
   Accounts payable                                              20,910                    13,108
   Accrued liabilities                                            7,027                     6,631
                                                               --------                  --------
     Total current liabilities                                   85,317                    53,554

Long-term obligations:
   Bank and other debt                                            3,133                     2,719
   Subordinated notes                                             2,500                     2,500
   Convertible subordinated debentures                            1,505                     1,505
                                                               --------                  --------
                                                                  7,138                     6,724

Deferred income taxes                                               638                       713

Minority interests                                               11,884                    11,857

Shareholders' equity:
   Common Stock, $.50 par value                                   2,345                     2,334
   Class B Common Stock, $.50 par value                             733                       743
   Paid-in capital                                               18,954                    18,936
   Retained earnings                                             27,401                    24,803
                                                               --------                  --------
     Total shareholders' equity                                  49,433                    46,816
                                                               --------                  --------
                                                               $154,410                  $119,664
                                                               ========                  ========


See accompanying notes to condensed consolidated financial statements.

                                    2 of 19


                                  WATSCO, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                          Quarter and Six Months Ended
                             June 30, 1995 and 1994
                      (In $000s except per share amounts)
                                  (Unaudited)

                                                              QUARTER ENDED            SIX MONTHS ENDED
                                                                 JUNE 30                    JUNE 30
                                                           ---------------------     --------------------
                                                             1995         1994         1995          1994
                                                           -------       -------     --------     --------
Revenues:
   Net sales                                               $83,023       $68,448     $136,217     $117,173
   Royalty and service fees                                  8,039         7,379       15,166       13,906
                                                           -------       -------     --------     --------
     Total revenues                                         91,062        75,827      151,383      131,079
                                                           -------       -------     --------     --------

Costs and expenses:
   Cost of sales                                            64,773        53,497      104,876       90,578
   Direct service expenses                                   6,145         5,613       11,628       10,566
   Selling, general and administrative                      14,275        12,170       26,372       23,342
                                                           -------       -------     --------     --------
     Total costs and expenses                               85,193        71,280      142,876      124,486
                                                           -------       -------     --------     --------
     Operating income                                        5,869         4,547        8,507        6,593

Interest expense, net                                       (1,075)         (782)      (1,923)      (1,422)
                                                           -------       -------     --------     --------
Income before income taxes and minority interests            4,794         3,765        6,584        5,171

Income taxes                                                (1,842)       (1,409)      (2,534)      (1,942)
Minority interests                                            (651)         (430)        (848)        (613)
                                                           -------       -------     --------     --------
Net income                                                   2,301         1,926        3,202        2,616

Retained earnings at beginning of period                    25,405        20,622       24,803       20,208

Cash dividends                                                (273)         (262)        (540)        (506)
Dividends on preferred stock of subsidiary                     (32)          (32)         (64)         (64)
                                                           -------       -------     --------     --------
Retained earnings at end of period                         $27,401       $22,254     $ 27,401     $ 22,254
                                                           =======       =======     ========     ========

Earnings per share:
   Primary                                                    $.35          $.30         $.48         $.41
                                                              ====          ====         ====         ====
   Fully diluted                                              $.34          $.29         $.47         $.39
                                                              ====          ====         ====         ====

Weighted average shares and
   equivalent shares used to calculate:
   Primary earnings per share                                6,537         6,339        6,478        6,289
                                                             =====         =====        =====        =====
   Fully diluted earnings per share                          6,817         6,624        6,815        6,623
                                                             =====         =====        =====        =====

See accompanying notes to condensed consolidated financial statements.

                                    3 of 19


                                  WATSCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1995 and 1994
                                   (In $000s)
                                  (Unaudited)

                                                                 1995                      1994
                                                               --------                  --------
Cash flows from operating activities:
   Net income                                                  $  3,202                  $  2,616
   Adjustments to reconcile net income to net
     cash used in operating activities:
   Depreciation and amortization                                  1,316                     1,074
   Deferred income tax credit                                       (75)                      (95)
   Minority interests, net of dividends paid                         30                      (119)
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                                         (9,329)                   (8,582)
     Inventories                                                (12,945)                   (8,496)
     Accounts payable and accrued liabilities                     6,460                     4,380
     Other, net                                                  (1,029)                      162
                                                               --------                  --------
       Net cash used in operating activities                    (12,370)                   (9,060)
                                                               --------                  --------

Cash flows from investing activities:
   Capital expenditures, net                                     (1,898)                   (1,051)
   Marketable securities transactions, net                        1,938                      (913)
   Cash used in acquisitions, net of cash acquired               (8,175)                        -
                                                               --------                  --------
     Net cash used in investing activities                       (8,135)                   (1,964)
                                                               --------                  --------
Cash flows from financing activities:
   Net borrowings under revolving credit agreements              23,537                    12,080
   Repayments of long-term obligations                           (1,973)                     (555)
   Cash dividends                                                  (540)                     (506)
   Other                                                            (45)                      (39)
                                                               --------                  --------
     Net cash provided by financing activities                   20,979                    10,980
                                                               --------                  --------

Net increase (decrease) in cash and cash equivalents                474                       (44)
Cash and cash equivalents at beginning of period                  1,744                     1,093
                                                               --------                  --------
Cash and cash equivalents at end of period                     $  2,218                  $  1,049
                                                               ========                  ========

Supplemental cash flow information:
   Interest paid                                               $  1,857                  $  1,701
                                                               ========                  ========
   Income taxes paid                                           $  2,291                  $  1,394
                                                               ========                  ========


See accompanying notes to condensed consolidated financial statements.

                                    4 of 19

                                          WATSCO, INC.
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          June 30, 1995

1. The condensed consolidated balance sheet as of December 31, 1994, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation have been included in the condensed consolidated financial statements herein.

2. The results of operations for the quarter and six month period ended June 30, 1995 are not necessarily indicative of the results for the year ending December 31, 1995. The sale of the Company's products and services is seasonal with revenues generally increasing during the months of May through August.

3. At June 30, 1995 and December 31, 1994, inventories consisted of (in thousands):

                                        JUNE 30,                DECEMBER 31,
                                         1995                      1994
                                        -------                 ------------

     Raw materials                      $ 4,874                   $ 4,058
     Work in process                      1,274                     1,152
     Finished goods                      62,323                    44,049
                                        -------                   -------
                                        $68,471                   $49,259
                                        =======                   =======

4. On May 15, 1995, the Company effected a three-for-two stock split in the form of a 50% stock dividend for both classes of the Company's common stock for shareholders of record as of April 28, 1995. Shareholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. All share and per share amounts have been restated to reflect the stock split.

5. On June 2, 1995, Comfort Supply, Inc., the Company's Houston-based distribution subsidiary, purchased certain accounts receivable, inventory and other operating assets and assumed certain liabilities of Environmental Equipment & Supplies, Inc. ("Environmental"), a wholesale distributor of residential air conditioners and related parts and supplies based in North Little Rock, Arkansas.

     The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired of $30,000 is being amortized on a straight-line basis over 40 years. In connection with the acquisition, the Company assumed liabilities of $2,163,000.

6. In July 1995, the Company's Amended and Restated Articles of Incorporation were amended to increase the number of authorized shares of Common Stock, par value $.50 per share, from 10,000,000 to 40,000,000.

7. Certain amounts for 1994 have been reclassified to conform with the 1995 presentation.

                                    5 of 19

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table presents certain items of the Company's consolidated financial statements for the quarter and six months ended June 30, 1995 and 1994 expressed as a percentage of total revenues:

                                                                     QUARTER                  SIX MONTHS
                                                                 ENDED JUNE 30,             ENDED JUNE 30,
                                                               -------------------        ------------------
                                                                1995         1994         1995          1994
                                                               -----         -----        -----        -----
Total revenues                                                 100.0%        100.0%       100.0%       100.0%
Cost of sales and direct service expenses                      (77.9)        (78.0)       (77.0)       (77.2)
                                                               -----         -----        -----        -----
Gross profit                                                    22.1          22.0         23.0         22.8
Selling, general and administrative expenses                   (15.7)        (16.0)       (17.4)       (17.8)
                                                               -----         -----        -----        -----
Operating income                                                 6.4           6.0          5.6          5.0
Interest expense, net                                           (1.2)         (1.0)        (1.2)        (1.1)
Income taxes                                                    (2.0)         (1.9)        (1.7)        (1.4)
Minority interests                                               (.7)          (.6)         (.6)         (.5)
                                                               -----         -----        -----        -----
Net income                                                       2.5%          2.5%         2.1%         2.0%
                                                               =====         =====        =====        =====

   The above table and following narrative include, from their respective dates of acquisition, the results of operations of Airite, Inc. ("Airite"), a Louisiana-based wholesale distributor of residential central air conditioners acquired in February 1995; H.B. Adams, Inc. ("H.B. Adams"), a wholesale distributor of residential air conditioners located in central Florida whose business and assets the Company purchased in March 1995; and Environmental Equipment & Supplies, Inc. ("Environmental"), a North Little Rock, Arkansas-based wholesale distributor of air conditioning and heating equipment whose business and assets the Company purchased in June 1995.

QUARTER ENDED JUNE 30, 1995 VS. QUARTER ENDED JUNE 30, 1994

   Growth in revenue and operating results of the Company's distribution operations continued at a strong pace during the second quarter with same store sales achieving 12% growth and recent acquisitions contributing additional sales growth. This growth in revenues and greater leveraging of operating expenses resulted in a 41% increase in distribution operating profits for the quarter. In the Company's manufacturing operations, revenues and operating results were unfavorably impacted in the second quarter as moderate weather early in the summer and other factors slowed the pace of customer orders in both the original equipment manufacturer (OEM) market and aftermarket. In addition, high start-up costs for new product offerings reduced overall gross profit margins. The Company has taken appropriate measures in response to the softer market conditions and is making efforts to further improve the profitability of its new products. The Company is continuing to aggressively expand into other new product opportunities, both domestically and internationally, as market acceptance of the Company's products remains strong. Revenues and operating results of the Company's personnel services segment continued to grow during the quarter, although at slower rates than achieved in recent quarters.

   Revenues for the three months ended June 30, 1995 increased $15.2 million, or 20%, compared to the same period in 1994. In the climate control segment, revenues increased $14.6 million, or 21%. Excluding the effect of acquisitions, revenues for the climate control segment increased $7.1 million,

                                    6 of 19
or 10%. Revenues in the Company's Florida distribution market increased $9.9 million, or 37%, primarily from a 15% increase in same store sales and the acquisition of H.B. Adams. Revenues in the Company's Houston-based distribution subsidiary, which serves the Texas, Louisiana and Arkansas markets, increased $2.9 million, or 20%, helped by the acquisitions of Airite and Environmental. On a same store basis, revenues in the market served by the Houston-based distribution subsidiary increased 9% due to greater market penetration. Revenues in the Company's western distribution market rose $2.0 million, or 10%, on increased sales of replacement air conditioners in California. Revenues in the Company's manufacturing operations decreased $235,000, or 4%, primarily due to soft market conditions and other factors. Revenues in the personnel services segment increased $660,000, or 9%, reflecting continued demand for temporary help services.

   Gross profit for the three months ended June 30, 1995 increased $3.4 million, or 21%, as compared to the same period in 1994. Excluding the effect of acquisitions, gross profit increased $1.7 million, or 10%, primarily as a result of the aforementioned revenue increases. Gross profit margin in the second quarter, including and excluding the effect of acquisitions, increased to 22.1% in 1995 from 22.0% in 1994 as increased gross profit margins in the distribution operations caused by greater sales of higher margin replacement air conditioners and parts more than offset lower margins in the manufacturing operations caused by soft market conditions and new product start-up costs.

   Selling, general and administrative expenses for the three months ended June 30, 1995 increased $2.1 million, or 17%, compared to the same period in 1994, primarily due to selling and delivery costs related to increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $901,000, or 7%, primarily due to revenue increases. Selling, general and administrative costs as a percent of revenues decreased from 16.0% in 1994 to 15.7% in 1995 and, excluding the effect of acquisitions, decreased from 16.0% in 1994 to 15.6% in 1995. These decreases were the result of a larger revenue base over which to spread fixed costs .

   Interest expense, net for the second quarter in 1995 increased $293,000, or 37%, compared to the same period in 1994, due to higher interest rates and additional borrowings used to finance acquisitions and increased inventory levels required by sales growth. Excluding the effect of acquisitions, interest expense, net increased $151,000, or 19%, primarily due to higher interest rates and additional borrowings.

   The effective tax rate for the three months ended June 30, 1995 was 38.4% compared to 37.4% for the same period in the 1994. The increase is primarily a result of a proportionately larger share of taxable income generated in states with higher tax rates during 1995 as compared to 1994.

SIX MONTHS ENDED JUNE 30, 1995 VS. SIX MONTHS ENDED JUNE 30, 1994

   Revenues for the six months ended June 30, 1995 increased $20.3 million, or 16%, compared to the same period in 1994. In the climate control segment, revenues increased $19.0 million, or 16%. Excluding the effect of acquisitions, revenues for the climate control segment increased $10.1 million, or 9%. Revenues in the Company's Florida distribution market increased $12.0 million, or 27%, primarily due to the acquisition of H.B. Adams, but also due to an 11% increase in same store sales from increased sales of replacement air conditioners. Revenues in the market served by the Company's Houston-based distribution subsidiary increased $4.3 million, or 17%, primarily on a 9% increase in same store sales due to greater market penetration and further aided by the acquisitions of Airite and Environmental. Revenues in the Company's western distribution market rose 7% on increased sales of replacement air conditioners. Revenues in the Company's manufacturing operations increased $406,000, or 4%, primarily due to new product offerings to aftermarket customers. Revenues in the personnel services segment increased $1.3 million, or 9%, reflecting continued demand for temporary help services and greater customer acceptance of new product offerings such as professional staffing and technical temporaries.

                                    7 of 19

   Gross profit for the six months ended June 30, 1995 increased $4.9 million, or 17%, as compared to the same period in 1994. Excluding the effect of acquisitions, gross profit increased $2.9 million, or 10%, primarily as a result of the aforementioned revenue increases but also due to increased gross profit margins. Gross profit margin for the six month period increased to 23.0% in 1995 from 22.8% in 1994 and, excluding the effect of acquisitions, increased to 23.1% in 1995 from 22.8% in 1994. These increases are primarily due to a shift in product mix during the period to replacement sales and increased sales of parts, which achieve higher margins than equipment sales.

   Selling, general and administrative expenses for the six months ended June 30, 1995 increased $3.0 million, or 13%, compared to the same period in 1994, primarily due to selling and delivery costs related to increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $1.6 million, or 7%, primarily due to revenue increases. Selling, general and administrative expenses as a percent of revenues decreased from 17.8% in 1994 to 17.4% in 1995 and, excluding the effect of acquisitions, decreased from 17.8% in 1994 to 17.5% in 1995. These decreases were the result of a larger revenue base over which to spread fixed costs.

   Interest expense, net for the six months ended June 30, 1995 increased $501,000, or 35%, compared to the same period in 1994, due to higher interest rates and additional borrowings used to finance acquisitions and increased inventory levels required by sales growth and stocking requirements in new branch locations. Excluding the effect of acquisitions, interest expense, net increased $320,000, or 22%, primarily due to higher interest rates and additional borrowings.

   The effective tax rate for the six months ended June 30, 1995 was 38.5% compared to 37.6% for the same period in the 1994. The increase is primarily a result of a proportionately larger share of taxable income generated in states with higher tax rates during 1995 as compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents increased to $2.2 million during the second quarter of 1995. Principal sources of cash were profitable operations, proceeds from the sale of marketable securities, primarily consisting of tax exempt municipal bonds, and increased borrowings under revolving credit agreements. The principal uses of cash were to fund acquisitions, finance capital expenditures, reduce long-term obligations and fund working capital needs. Inventory purchases are substantially funded by borrowings under the subsidiaries' revolving credit agreements. The increase in inventory in 1995 was higher than 1994 primarily due to higher levels of inventory carried by the distribution operations necessary to meet increased demand.

   The working capital position of the Company did not change materially from December 31, 1994. The Company has adequate availability of capital from operations and revolving credit facilities to fund current operations and anticipated growth, including expansion in the Company's current and targeted market areas, through 1995. At June 30, 1995, the Company's distribution subsidiaries had aggregate borrowing commitments from lenders under existing revolving credit agreements of $62 million, of which $6 million was unused and available. Additionally, the Company has $3 million available under an unsecured revolving credit facility with a bank. Certain of the subsidiaries' revolving credit agreements contain provisions limiting the payment of dividends to their shareholders. The Company does not anticipate that these limitations on dividends will have a material effect on the Company's ability to meet its cash obligations.

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

                                    8 of 19

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           There have been no significant changes from the information reported in the Annual Report on Form 10-K for the period ended December 31, 1994, filed on March 28, 1995.

Item 2.    Changes in the Rights of the Company's Security Holders

           In July 1995, the Company's Amended and Restated Articles of Incorporation were amended to increase the number of authorized shares of Common Stock, par value $.50 per share, to 40,000,000.

Item 3.    Defaults by the Company on its Senior Securities

           None

Item 4.    Results of Votes of Securities Holders

           (a) The Company's 1995 Annual Meeting of Shareholders was held on June 5, 1995.

           (b) Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. The following nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders: Mr. James
                  S. Grien; Mr. David B. Fleeman and Mr. Bob L. Moss. Other directors whose term of office continued after the meeting are as follows: Mr. Albert H. Nahmad (chairman), Mr. O.M. Butler, Mr. D.A. Coape-Arnold, Mr. Paul F. Manley, Mr. Roberto Motta and Mr. Alan H. Potamkin.

           (c) Two additional proposals were voted upon at the Annual Meeting of Shareholders as follows:

                  (1) To ratify the action of the Board of Directors amending the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock, par value $.50 per share, to 40,000,000.

                  (2) To ratify the reappointment of Arthur Andersen LLP, the Company's Independent Certified Public Accountants.

                  The combined vote of the Company's Common Stock and Class B Common Stock was as follows:

                                    PROPOSAL 1
                                    ----------
                                    For            9,764,578
                                    Against          257,907
                                    Abstained         10,625

                                    PROPOSAL 2
                                    ----------
                                    For           10,013,533
                                    Against           10,865
                                    Abstained          8,712

                                    9 of 19

           As of April 17, 1995, the record date for the Annual Meeting of Shareholders, the total number of shares of the Company's Common Stock, $.50 par value, and Class B Common Stock, $.50 par value, outstanding was 3,106,712 and 996,185, respectively, representing 13,068,562 combined votes.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           3.1  Amended and Restated Articles of Incorporation of Watsco, Inc.

           11. Computation of Earnings Per Share for the Quarter and Six Months Ended June 30, 1995 and 1994.

           (b)  Reports on Form 8-K

                None

                                    10 of 19

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WATSCO, INC.
                                          ------------------------------
                                         (Registrant)

                                         By: /S/ RONALD P. NEWMAN
                                            -----------------------------
                                            Ronald P. Newman
                                            Vice President and
                                            Secretary/Treasurer
                                            (Chief Financial Officer)

August 10, 1995

                                    11 of 19