Form 10-Q
period 1995-09-30
WATSCO INC
filed 1995-11-14
CIK 105016

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 4,778,019 shares of the Company's Common Stock ($.50 par value) and 1,483,281 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of November 1, 1995.



                                     1 of 10


                          PART I. FINANCIAL INFORMATION
                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1995 and December 31, 1994
                                   (In $000s)

                                                             SEPTEMBER 30,            DECEMBER 31,
                                                                 1995                     1994
                                                             -------------            ------------
ASSETS                                                        (UNAUDITED)
Current assets:
   Cash and cash equivalents                                   $  3,190                  $  1,744
   Marketable securities                                          1,281                     3,227
   Accounts receivable, net                                      47,413                    34,811
   Inventories                                                   61,654                    49,259
   Other current assets                                           5,123                     4,608
                                                               --------                  --------
     Total current assets                                       118,661                    93,649

   Property, plant and equipment, net                            10,537                     8,829
   Intangible assets, net                                        14,353                    13,164
   Other assets                                                   4,014                     4,022
                                                               --------                  --------
                                                               $147,565                  $119,664
                                                               ========                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                    $    744                  $  1,781
   Borrowings under revolving credit agreements                  49,433                    32,034
   Accounts payable                                              15,921                    13,108
   Accrued liabilities                                            7,578                     6,631
                                                               --------                  --------
     Total current liabilities                                   73,676                    53,554

Long-term obligations:
   Bank and other debt                                            4,026                     2,719
   Subordinated notes                                             2,500                     2,500
   Convertible subordinated debentures                            1,341                     1,505
                                                               --------                  --------
                                                                  7,867                     6,724

Deferred income taxes                                               638                       713
Minority interests                                               12,780                    11,857

Shareholders' equity:
   Common Stock, $.50 par value                                   2,392                     2,334
   Class B Common Stock, $.50 par value                             742                       743
   Paid-in capital                                               19,578                    18,936
   Retained earnings                                             29,892                    24,803
                                                               --------                  --------
     Total shareholders' equity                                  52,604                    46,816
                                                               --------                  --------
                                                               $147,565                  $119,664
                                                               ========                  ========

See accompanying notes to condensed consolidated financial statements.

                                     2 of 10

                                  WATSCO, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
            Quarter and Nine Months Ended September 30, 1995 and 1994
                       (In $000s except per share amounts)
                                   (Unaudited)


                                                               QUARTER ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                            ---------------------    --------------------
                                                              1995         1994        1995          1994
                                                            --------     --------    --------      ------
Revenues:
   Net sales                                               $90,472       $74,258     $226,689     $191,424
   Royalty and service fees                                  8,335         8,547       23,501       22,460
                                                           -------       -------     --------     --------
     Total revenues                                         98,807        82,805      250,190      213,884
                                                           -------       -------     --------     --------

Costs and expenses:
   Cost of sales                                            70,727        57,605      175,603      148,183
   Direct service expenses                                   6,412         6,469       18,040       17,035
   Selling, general and administrative                      14,648        12,694       41,020       36,036
                                                           -------       -------     --------     --------
     Total costs and expenses                               91,787        76,768      234,663      201,254
                                                           -------       -------     --------     --------
     Operating income                                        7,020         6,037       15,527       12,630

Other income (expense):
   Investment income, net                                       86            39          181           82
   Interest expense                                         (1,046)         (813)      (3,064)      (2,278)
                                                           -------       -------     --------     --------
                                                              (960)         (774)      (2,883)      (2,196)
                                                           -------       -------     --------     --------
Income before income taxes and minority interests            6,060         5,263       12,644       10,434

Income taxes                                                (2,333)       (2,123)      (4,867)      (4,065)
Minority interests                                            (896)         (833)      (1,744)      (1,446)
                                                           -------       -------     --------     --------
Net income                                                   2,831         2,307        6,033        4,923

Retained earnings at beginning of period                    27,401        22,254       24,803       20,208

Cash dividends                                                (307)         (264)        (847)        (770)
Dividends on preferred stock of subsidiary                     (33)          (33)         (97)         (97)
                                                           -------       -------     --------     --------
Retained earnings at end of period                         $29,892       $24,264     $ 29,892     $ 24,264
                                                           =======       =======     ========     ========

Earnings per share:
   Primary                                                    $.42          $.36         $.91         $.77
                                                              ====          ====         ====         ====
   Fully diluted                                              $.41          $.35         $.87         $.74
                                                              ====          ====         ====         ====

Weighted average shares and
   equivalent shares used to calculate:
   Primary earnings per share                                6,638         6,357        6,508        6,308
                                                             =====         =====        =====        =====
   Fully diluted earnings per share                          6,960         6,628        6,930        6,604
                                                             =====         =====        =====        =====

See accompanying notes to condensed consolidated financial statements.

                                     3 of 10

                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1995 and 1994
                                   (In $000s)
                                   (Unaudited)

                                                                   1995                     1994
                                                                ---------                 -------
Cash flows from operating activities:
   Net income                                                  $  6,033                  $  4,923
   Adjustments to reconcile net income to net
     cash used in operating activities:
   Depreciation and amortization                                  2,057                     1,633
   Deferred income tax credit                                       (75)                      (95)
   Minority interests, net of dividends paid                        926                       714
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                                         (8,730)                   (7,181)
     Inventories                                                 (6,128)                  (11,839)
     Accounts payable and accrued liabilities                     2,022                     8,347
     Other, net                                                    (150)                       54
                                                               --------                  --------
       Net cash used in operating activities                     (4,045)                   (3,349)
                                                               --------                  --------

Cash flows from investing activities:
   Capital expenditures, net                                     (3,165)                   (2,224)
   Marketable securities transactions, net                        1,986                      (816)
   Cash used in acquisitions, net of cash acquired               (8,175)                        -
                                                               --------                  --------
     Net cash used in investing activities                       (9,354)                   (3,040)
                                                               --------                  --------
Cash flows from financing activities:
   Net borrowings under revolving credit agreements              17,399                     8,063
   Repayments of long-term obligations                           (2,145)                     (421)
   Cash dividends                                                  (847)                     (770)
   Exercise of stock options and warrants                           535                        71
   Other, net                                                       (97)                      (97)
                                                               --------                  --------
     Net cash provided by financing activities                   14,845                     6,846
                                                               --------                  --------

Net increase in cash and cash equivalents                         1,446                       457
Cash and cash equivalents at beginning of period                  1,744                     1,093
                                                               --------                  --------
Cash and cash equivalents at end of period                     $  3,190                  $  1,550
                                                               ========                  ========

Supplemental cash flow information:
   Interest paid                                               $  1,022                  $  2,411
                                                               ========                  ========
   Income taxes paid                                           $  1,639                  $  2,808
                                                               ========                  ========

See accompanying notes to condensed consolidated financial statements.


                                     4 of 10

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995


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

2. The results of operations for the quarter and nine month period ended September 30, 1995 are not necessarily indicative of the results for the year ending December 31, 1995. The sale of the Company's products and services is seasonal with revenues generally increasing during the months of May through August.

3. At September 30, 1995 and December 31, 1994, inventories consisted of (in thousands):

                                     SEPTEMBER 30,             DECEMBER 31,
                                         1995                      1994
                                     -------------             ------------
     Raw materials                      $ 4,633                   $ 4,058
     Work in process                      1,380                     1,152
     Finished goods                      55,641                    44,049
                                        -------                   -------
                                        $61,654                   $49,259
                                        =======                   =======

4. On October 26, 1995, the Company purchased certain accounts receivable, inventory and other operating assets and assumed certain liabilities of Central Air Conditioning Distributors, Inc., a Winston-Salem, North Carolina-based wholesale distributor of air conditioning, heating and refrigeration products operating five branch locations for $9.0 million. The purchase price is subject to adjustment upon the completion of an audit of the assets purchased and liabilities assumed. In connection with this acquisition, the Company assumed liabilities of $2.1 million.

     The above acquisition was accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired is being amortized on a straight-line basis over 40 years.

5. Certain amounts for 1994 have been reclassified to conform with the 1995 presentation.










                                     5 of 10

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   The following table presents certain items of the Company's consolidated financial statements for the quarter and nine months ended September 30, 1995 and 1994, respectively, expressed as a percentage of total revenues:

                                                              QUARTER ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                            -----------------          --------------------
                                                            1995         1994            1995         1994
                                                           ------       ------         ------        ------
Total revenues                                             100.0%       100.0%         100.0%        100.0%
Cost of sales and direct service expenses                  (78.1)       (77.4)         (77.4)        (77.2)
                                                           -----        -----          -----         -----
Gross profit                                                21.9         22.6           22.6          22.8
Selling, general and administrative expenses               (14.8)       (15.3)         (16.4)        (16.8)
                                                           -----        -----          -----         -----
Operating income                                             7.1          7.3            6.2           6.0
Interest expense                                            (1.1)        (1.0)          (1.2)         (1.1)
Investment income, net                                        .1           -              .1            -
Income taxes                                                (2.3)        (2.5)          (2.0)         (1.9)
Minority interests                                           (.9)        (1.0)           (.7)          (.7)
                                                           -----        -----          -----         -----
Net income                                                   2.9%         2.8%           2.4%          2.3%
                                                           =====        =====          =====         =====

   The above table and following narrative include, from their respective dates of acquisition, the results of operations of Airite, Inc., a Louisiana-based wholesale distributor of residential central air conditioners acquired by the Company in February 1995; H.B. Adams, Inc., a wholesale distributor of residential air conditioners located in central Florida whose business and assets the Company purchased in March 1995; and Environmental Equipment & Supplies, Inc., a North Little Rock, Arkansas-based wholesale distributor of air conditioning and heating equipment whose business and assets the Company purchased in June 1995.

QUARTER ENDED SEPTEMBER 30, 1995 VS. QUARTER SEPTEMBER 30, 1994

   Revenues for the three months ended September 30, 1995 increased $16.0 million, or 19%, compared to the same period in 1994. In the distribution operations, revenues increased $16.5 million, or 24%. Excluding the effect of acquisitions, revenues for the distribution operations increased $8.0 million, or 12%. The increase in same store sales during the quarter was fueled by strong sales of replacement air conditioners, especially in the Company's Florida and Texas distribution markets. Revenues in the Company's manufacturing operations decreased $272,000, or 4%, primarily due to lower orders from original equipment manufacturers (OEMs) due to overstocked customers.

   Gross profit for the three months ended September 30, 1995 increased $2.9 million, or 16%, as compared to the same period in 1994. Excluding the effect of acquisitions, gross profit increased $1.0 million, or 5%, primarily as a result of the aforementioned revenue increases. Gross profit margin in the third quarter decreased to 21.9% in 1995 from 22.6% in 1994 and, excluding the effect of acquisitions, decreased to 21.8% in 1995 from 22.6% in 1994. These decreases are primarily due to the sale of higher cost inventory by the distribution operations and new product start-up costs in the manufacturing operations.

                                     6 of 10

   Selling, general and administrative expenses for the three months ended September 30, 1995 increased $2.0 million, or 15%, compared to the same period in 1994, primarily due to selling and delivery costs related to increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $580,000, or 5%, primarily due to revenue increases. Selling, general and administrative costs as a percent of revenues decreased to 14.8% in 1995 from 15.3% in 1994 and, excluding the effect of acquisitions, decreased to 14.7% in 1995 from 15.3% in 1994. These decreases were the result of a larger revenue base over which to spread fixed costs.

   Interest expense for the third quarter of 1995 increased $233,000, or 29%, compared to the same period in 1994, due to higher interest rates and additional borrowings used to finance acquisitions and increased inventory levels required by sales growth. Excluding the effect of acquisitions, interest expense increased $72,000, or 9%, primarily due to slightly higher average monthly borrowings.

   The effective tax rate for the three months ended September 30, 1995 was 38.5% compared to 40.3% for the same period in the 1994. The decrease is primarily a result of a proportionately larger share of taxable income generated in states with higher tax rates during 1994 as compared to 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. NINE MONTHS ENDED SEPTEMBER 30, 1994

   Revenues for the nine months ended September 30, 1995 increased $36.3 million, or 17%, compared to the same period in 1994. In the distribution operations, revenues increased $35.0 million, or 20%. Excluding the effect of acquisitions, revenues for the distribution operations increased $17.7 million, or 10%. This increase in same store sales was mainly due to increased sales of replacement air conditioners in each of the Company's primary distribution markets. Revenues in the Company's manufacturing operations increased $134,000, or 1%, primarily due to new product offerings to aftermarket customers which have more than offset lower sales to overstocked OEM customers. Revenues in the personnel services operations increased $1.1 million, or 5%, reflecting higher demand for temporary help services and greater customer acceptance of new product offerings such as professional staffing and technical temporaries.

   Gross profit for the nine months ended September 30, 1995 increased $7.9 million, or 16%, as compared to the same period in 1994. Excluding the effect of acquisitions, gross profit increased $3.9 million, or 8%, primarily as a result of the aforementioned revenue increases. Gross profit margin for the nine month period, including and excluding the effect of acquisitions, decreased to 22.6% in 1995 from 22.8% in 1994. These decreases are primarily due to the sale of higher cost inventory by the distribution operations and new product start-up costs in the manufacturing operations.

   Selling, general and administrative expenses for the nine months ended September 30, 1995 increased $5.0 million, or 14%, compared to the same period in 1994, primarily due to selling and delivery costs related to increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $2.1 million, or 6%, also due to revenue increases. Selling, general and administrative expenses as a percent of revenues, including and excluding the effect of acquisitions, decreased to 16.4% in 1995 from 16.8% in 1994. These decreases were the result of a larger revenue base over which to spread fixed costs.

   Interest expense for the nine months ended September 30, 1995 increased $786,000, or 35%, compared to the same period in 1994, due to higher interest rates and additional borrowings used to finance acquisitions and increased inventory levels required by sales growth and stocking requirements in new branch locations. Excluding the effect of acquisitions, interest expense increased $444,000, or 19%, primarily due to higher interest rates and higher average monthly borrowings.




                                     7 of 10

   The effective tax rate for the nine months ended September 30, 1995 was 38.5% compared to 39.0% for the same period in the 1994. The decrease is primarily a result of a proportionately larger share of taxable income generated in states with higher tax rates during 1994 as compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents increased to $3.2 million during the third quarter of 1995. Principal sources of cash were profitable operations, increased borrowings under revolving credit agreements, and proceeds from the sale of marketable securities, primarily consisting of tax exempt municipal bonds. The principal uses of cash were to fund acquisitions, finance capital expenditures, reduce long-term obligations and fund working capital needs. Inventory purchases are substantially funded by borrowings under the subsidiaries' revolving credit agreements.

   The working capital position of the Company increased $4.9 million to $45.0 million at September 30, 1995 from $40.1 million at December 31, 1994 due to higher levels of accounts receivable caused by higher sales volume and improved cash flow which lowers the amount of inventory financed by revolving credit facilities. The Company has adequate availability of capital from operations and revolving credit facilities to fund current operations and anticipated growth, including expansion in the Company's current and targeted market areas, through 1995. At September 30, 1995, the Company's distribution subsidiaries had aggregate borrowing commitments from lenders under existing revolving credit agreements of $62 million, of which $13 million was unused and $9 million available. Additionally, the Company has $3 million available under an unsecured revolving credit facility with a bank. Certain of the subsidiaries' revolving credit agreements contain provisions limiting the payment of dividends to their shareholders. The Company does not anticipate that these limitations on dividends will have a material effect on the Company's ability to meet its cash obligations.

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























                                     8 of 10

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

        10.26. Line of Credit Agreement between Heating & Cooling Supply, Inc. and Bank of America National Trust and Savings Association dated September 28, 1995.

           11. Computation of Earnings Per Share for the Quarter and Nine Months Ended September 30, 1995 and 1994.

           (b)  Reports on Form 8-K

                None

















                                     9 of 10

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     WATSCO, INC.
                                     -----------------------------------
                                     (Registrant)

                                      By: /S/ RONALD P. NEWMAN
                                          -------------------------------
                                          Ronald P. Newman
                                          Vice President and
                                          Secretary/Treasurer
                                          (Chief Financial Officer)

November 10, 1995


































                                    10 of 10