Form 10-K405
period 1995-12-31
WATSCO INC
filed 1996-04-01
CIK 105016

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File Number 1-5581

                                  WATSCO, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                            59-0778222
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                      2665 South Bayshore Drive, Suite 901,
                             Coconut Grove, FL 33133
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (305) 858-0828

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
   Title of Each Class                              on Which Registered
   -------------------                              -------------------
   Common Stock, $.50 par value                     New York Stock Exchange
   Class B Common Stock, $.50 par value             American Stock Exchange
   10% Convertible Subordinated                     American Stock Exchange
     Debentures Due 1996

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. X

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1996 was $183,491,004.

     The number of shares of Common Stock outstanding as of March 21, 1996 was 7,544,771 shares of Common Stock and 1,442,378 shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Parts I and II is incorporated by reference from the Annual Report to Stockholders for the year ended December 31, 1995, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12 and 13) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

                                     PART I

ITEM 1.    BUSINESS

GENERAL

     Watsco, Inc. (the "Registrant" or the "Company") is the largest distributor of residential central air conditioners and supplies in the United States, with leading positions in Florida, Texas and California, the three largest air conditioning markets in the country, as well as significant positions in Alabama, Arkansas, Arizona, Louisiana, Nevada, North Carolina, Latin America and South America. In 1989, the Company embarked on a strategy of establishing a network of distribution facilities across the sunbelt where U.S. population growth is greatest, weather patterns are predictably hot and air conditioning is seen as a necessity. Since initiating this strategy, the Company's revenues have increased from $25 million in 1988 to $331 million in 1995.

     The Company estimates that the market for residential central air conditioners and related supplies in the sunbelt was over $7 billion in 1994 and has grown at an annual rate of 5.6% since 1990. The replacement market has increased substantially in size over the past ten years, surpassing the homebuilding market in significance as a result of the aging of the installed base of residential central air conditioners, the introduction of new energy efficient models and the upgrading of existing homes to central air conditioning. According to the Air Conditioning and Refrigeration Institute
(ARI), over 61 million central air conditioner units have been installed in the United States since 1975. Many of the units installed from the mid-1970s to the mid-1980s are reaching the end of their useful lives, thus providing a growing replacement market.

     The Company focuses on satisfying the needs of the higher margin replacement market, where customers demand immediate, convenient and reliable service. The Company believes that its size and financial resources allow it to provide superior customer service by offering a complete product line of equipment, parts and supplies, multiple warehouse locations and well-stocked inventories. The Company conducts its distribution business through its subsidiaries: Gemaire Distributors, Inc. ("Gemaire"); Heating & Cooling Supply, Inc. ("Heating & Cooling"); Comfort Supply, Inc. ("Comfort Supply"); and Central Air Conditioning Distributors, Inc. ("Central Air Conditioning") (collectively, the "Distribution Operations"). The primary supplier to the Distribution Operations is Rheem Manufacturing Company ("Rheem"), one of the largest manufacturers of residential central air conditioners in the United States, based on the number of units sold.

     The Company also sells to the homebuilding market. The Company believes that its reputation for reliable, high quality service and its relationships with contractors, who generally serve both the replacement and new construction markets, allow it to compete effectively in this segment of the market. Homebuilding remains below the levels of the mid-1970s to mid-1980s in many of the markets the Company serves.

     The Company has acquired eight air conditioning distributors since 1989 when the Company began its acquisition strategy to establish a network of distribution branches across the sunbelt. The following is a description of the Company's acquisitions completed in 1995:

     Airite, Inc. - In February 1995, the Company acquired Airite, Inc., a wholesale distributor of residential central air conditioners with branches in Shreveport and Monroe, Louisiana and Texarkana, Texas. Airite sells to nearly 400 licensed air conditioning and heating contractors and the Company believes that Airite had 1995 revenues of approximately $4 million.

     H.B. Adams, Inc. - In March 1995, the Company acquired certain assets of H.B. Adams, Inc. (now operating as H.B. Adams Distributors, Inc.). H.B. Adams is a wholesale distributor of air conditioning, heating and refrigeration products and operates seven branches in the Tampa, Florida market area, the second largest market for air conditioning equipment in Florida. H.B. Adams had 1995 revenues of approximately $20 million.

     Environmental Equipment & Supplies, Inc. - In May 1995, the Company acquired certain assets of Environmental Equipment & Supplies, Inc., a wholesale distributor of air conditioning and heating equipment which sells to nearly 300 licensed air conditioning and heating contractors. Environmental Equipment operates from branches in Fort Smith and Jonesboro, Arkansas and had 1995 revenues of approximately $6 million.

     Central Air Conditioning Distributors, Inc. - In October 1995, the Company acquired certain assets of Central Air Conditioning Distributors, Inc., a wholesale distributor of residential central air conditioners and related products. Central Air Conditioning sells to approximately 1,200 licensed air conditioning and heating contractors from five branches in North Carolina and had 1995 revenues of approximately $21 million.

     In addition to distributing air conditioning and heating equipment, the Company also produces over 4,000 electronic and mechanical components for air conditioning, heating and refrigeration equipment through its manufacturing subsidiaries: Watsco Components, Inc., Rho Sigma, Inc. and Cam-Stat, Inc. (the "Manufacturing Operations"). These components are sold to over 5,000 wholesale distributors and original equipment manufacturers ("OEMs").

     The Company also owns Dunhill Personnel System, Inc. ("Dunhill"), a national provider of permanent and temporary personnel services to business, professional and service organizations, government agencies, health care providers and other employers.

     The Company's principal executive offices are located at 2665 South Bayshore Drive, Suite 901, Coconut Grove, Florida 33133, and its telephone is
(305) 858-0828.

RECENT DEVELOPMENTS

     On March 6, 1996, the Company completed a public offering in which it sold 1,570,000 shares of Common Stock resulting in net proceeds of approximately $32.6 million. The Company intends to use approximately $14 million of the proceeds to fund the pending acquisition of Three States Supply Company, Inc. discussed below.

     Effective March 19, 1996, the Company and Rheem completed a transaction pursuant to a Stock Exchange Agreement and Plan of Reorganization (the "Exchange Agreement") whereby the Company acquired Rheem's minority interests in three of the Company's distribution subsidiaries. See "Relationship with Rheem Manufacturing Company" for further discussion.

     The Company has signed a letter of intent for the purchase of the net assets and business of Three States Supply Company, Inc., a Memphis, Tennessee-based distributor of building materials used primarily in the heating and air conditioning industry. The completion of the transaction is subject to certain conditions and is expected to occur during April 1996. The purchase price, estimated at $14 million, is subject to adjustment upon the completion of an audit of the net assets and will be funded from a portion of the proceeds from the sale of Watsco's Common Stock completed on March 6, 1996.

     Also see "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Shareholders for the year ended December 31, 1995 (the "1995 Annual Report").

INDUSTRY SEGMENT INFORMATION

     The Climate Control segment consists of the Distribution Operations and the Manufacturing Operations. The Distribution Operations distribute residential central air conditioners and related parts and supplies in Florida, California, Texas, Alabama, Arkansas, Arizona, Louisiana, Nevada, North Carolina and Latin America and South America. The Manufacturing Operations make components and equipment which are sold and distributed to the air conditioning, refrigeration and heating industry (see "Climate Control Segment").

     In the Personnel Services segment, Dunhill and its subsidiaries provide temporary help and permanent placement services (see "Personnel Services Segment"). The Company also has certain employees and resources which provide services to each of these segments. Note 12 of Notes to Consolidated Financial Statements, included in the Company's 1995 Annual Report, incorporated herein by reference under Item 8, contains a table setting forth the revenues and operating income of the Company's two industry segments during the three years ended December 31, 1995, 1994 and 1993.


DESCRIPTION OF BUSINESS

DISTRIBUTION OPERATIONS

     PRODUCTS The Company markets a complete line of residential central air conditioners (primarily under the Rheem brand name) and related parts and supplies and maintains sufficient inventory to meet customers' immediate needs. The Company's strategy is to provide every product a contractor generally would require in order to install or repair a residential or light commercial central air conditioner. Such products include residential central air conditioners ranging from 1-1/2 to 5 tons*, light commercial air conditioners ranging up to 20 tons, insulation, grills, sheet metal and other ductwork, copper tubing, concrete pads and tape. In addition, the Company also sells products such as electric and gas heating units, air-to-air heat pumps and rooftop equipment. Sales of air conditioning and heating equipment accounted for approximately 63% of the distribution operations' revenues for 1995. Sales of parts and supplies (currently numbering approximately 28,000 different inventory items) comprised the remaining portions of revenues. In 1995, purchases of Rheem products represented approximately 58% of the aggregate purchases of the distribution operations. Any significant interruption in the delivery of Rheem's products would inhibit the Company's ability to continue to maintain its current inventory levels and could adversely affect the Company's business. The Company's future results of operations are also materially dependent upon the continued market acceptance of Rheem's products and the ability of Rheem to continue to manufacture products that comply with laws relating to environmental and efficiency standards.

* The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

     DISTRIBUTION AND SALES The Company operates from 70 branch warehouses located in regions of the sunbelt which the Company believes have favorable demographic trends. The Company maintains well-stocked inventories at each warehouse location to meet the immediate need of its customers. This is accomplished by transporting inventory between warehouses daily and either directly delivering products to customers with the Company's fleet of 137 trucks or making the products available for pick-up at the branch nearest to the customer. The company has 111 commissioned salespeople who average 16 years of experience in the residential central air conditioning distribution industry.

     MARKETS The Company has been granted exclusive rights under distribution agreements for Rheem brand-name products in each of the most significant market areas and many of the major metropolitan areas in the United States sunbelt including: Florida; the eastern half of Texas (including the Dallas, Houston, San Antonio and Austin metropolitan areas), southern and central California; Arizona; Nevada; western North Carolina (including the Charlotte metropolitan area) and additional territories in Louisiana; Alabama and Arkansas. The Company also has distribution rights for the Rheem brand name or Weatherking brand name (manufactured by Rheem) in substantially all of Central America, South America and the Caribbean.

     CUSTOMERS AND CUSTOMER SERVICE The Company sells to contractors and dealers who service the new construction and replacement markets for residential and light commercial central air conditioners. In 1995, the Company served over 13,600 customers, with no single customer accounting for more than 2% of consolidated revenues. The Company focuses on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at the distribution branches. Management believes that the Company successfully competes with other distributors in the residential and light commercial central air conditioning market primarily on the basis of its experienced sales organization, strong service support, high quality reputation and broad product lines.

     RELATIONSHIP WITH RHEEM MANUFACTURING COMPANY The Company is Rheem's largest distributor and believes that it maintains a unique and mutually beneficial relationship with Rheem, one of the largest manufacturers of residential central air conditioning equipment in the United States. Rheem has a well-established reputation of producing high-quality, competitively priced products. The Company believes that Rheem's current product offerings, quality, serviceability and brand-name recognition allow the Company to operate favorably against its competitors. To maintain brand-name recognition, Rheem provides national advertising and participates with the Company in cooperative advertising programs and promotional incentives that are targeted to both contractors and homeowners. The Company estimates the replacement market currently accounts for approximately 65% of industry sales in the United States and expects this percentage to increase as units installed in the 1970s and 1980s wear out and get replaced or updated to more energy-efficient models. The Company believes Rheem's products have wide acceptance in the replacement market based on their high efficiency and low noise level -- two key homeowner considerations. Additionally, Rheem has demonstrated the flexibility to manufacture products to international specifications to meet export demands.

      Rheem acquired minority ownership interests in Gemaire (20%), Comfort Supply (20%) and Heating & Cooling (50%) as a joint venture partner with the Company in the acquisition of each of these subsidiaries. In March 1996, the Company and Rheem restructured their relationship upon completing a transaction pursuant to a Stock Exchange Agreement and Plan of Reorganization (the "Exchange Agreement") whereby the Company acquired Rheem's minority ownership interests of these three subsidiaries in exchange for 964,361 shares of the Company's unregistered Common Stock. Following completion of this transaction, Gemaire, Comfort Supply and Heating & Cooling became wholly owned subsidiaries of the Company. Also, Rheem's Chief Executive Officer will become a member of the Company's Board of Directors.

      The Exchange Agreement modified certain other agreements with respect to each of the distribution subsidiaries on terms that are favorable to the Company. Previous agreements between the Company and Rheem provided Rheem with the right to "call" from the Company and the Company with the right to "put" to Rheem the Company's ownership interests in Gemaire, Comfort Supply and Heating & Cooling during specified periods according to prescribed valuation formulas. Under the terms of the Exchange Agreement, the put/call provisions are effectively eliminated because the rights to "put" or "call" become exercisable primarily upon the occurrence of certain insolvency events.

      The Company also has distribution agreements with Rheem. The distribution agreements of Gemaire, Comfort Supply and Heating & Cooling extend through 2006 with annual renewals thereafter. These distribution agreements contain provisions limiting the sale of products that are directly competitive with Rheem products. Based on the acceptance of other complimentary, non-competitive equipment products and the Company's additional focus on the sale of parts and supplies, the Company does not believe that such limitations have a material effect on its operations. Except for the limitations set forth in the distribution agreements of Gemaire, Comfort Supply and Heating & Cooling, the Company may distribute other manufacturers' lines of air conditioning equipment.

MANUFACTURING OPERATIONS

     The Company's manufacturing operations are highly self-sufficient and include facilities for die-casting, stamping, screw machining, secondary metal working operations and a fully equipped tool room. The Company has not encountered significant problems in obtaining manufacturing materials, consisting primarily of metals and other raw materials, which are readily available from many suppliers.

      PRODUCTS The Company produces over 4,000 electronic and mechanical components for air conditioning, heating and refrigeration equipment. Products include: components, such as line tap and specialty valves, motor compressor protectors, liquid sight glasses and warm air controls; and equipment, such as vacuum pumps and refrigerant recovery systems. Many of the Company's products are patented and compete in the market place based on uniqueness as well as quality and price.

     CUSTOMERS The Company's OEM customers include most of the major residential air conditioning manufacturers such as Rheem, Carrier Air Conditioning, Inc., Inter-City Products Corporation and York International (through its Evcon subsidiary). Another significant OEM customer, RV Products, Inc., is the nation's largest manufacturer of air conditioning for recreational vehicles. The Company also sells to wholesale distributors who distribute the Company's products to the aftermarket. In 1995, the Company served over 5,000 domestic and international customers, with no single customer accounting for more than 1% of consolidated revenues.

     RESEARCH AND DEVELOPMENT The Company conducts research and development to improve the quality and performance of its manufactured products and to develop new products and product line improvements. The Company performs research and development both in-house and by extensive field testing of products. The Company's engineering staff, consisting of 11 employees, develops new customized products to end-user specification and continuously improves, supplements and enhances product lines with newly developed products.

PERSONNEL SERVICES SEGMENT

     Dunhill, founded in 1952, is one of the nation's best known personnel service networks. Through franchised, licensed, and company-owned offices in 38 states, Puerto Rico and Canada, Dunhill provides permanent placement and temporary help services to businesses, professional and service organizations, government agencies, health care providers, and other employers. Dunhill's operations consist of 114 franchised permanent placement offices and 19 franchised, 5 licensed and 14 company-owned temporary personnel service offices. Dunhill's franchisees operate their businesses autonomously within the framework of the Company's policies and standards, and recruit, employ, and pay their own employees, including temporary employees. Dunhill's permanent placement division recruits primarily middle-management, sales, technical, administrative and support personnel for permanent employment in a wide variety of industries and positions. The fees paid by employers to Dunhill for its permanent placement services are typically contingent upon the successful placement of an employee and are generally a percentage of the annual compensation to be paid to the new employee.

     Dunhill receives an initial fee from all licensees and franchisees, and on-going revenues in the form of royalty fees and commissions from temporary help licensees and franchisees and permanent placement operations. Licenses and franchises are generally granted for 5 and 10 year terms, respectively, and are typically renewable at the option of the licensee or franchisee for additional terms of 5 and 10 years, respectively.


OTHER INFORMATION

COMPETITION

     All of the Company's businesses operate in highly competitive environments. The Company's distribution business competes with a number of distributors and also with air conditioner manufacturers who distribute a significant portion of their products through factory-owned distribution organizations. Many of the manufacturers which have distribution organizations are larger than the Company and have substantial financial resources. Competition within any given geographic market is based upon product availability, customer service, price and quality. The Company's manufacturing business has several major competitors, a few of which are larger and have substantial financial resources. Dunhill competes with numerous other large and small national, regional, and local personnel service providers. Competitive pressures or other factors could cause the Company's products or services to lose market acceptance or result in significant price erosion, all of which would have a material adverse effect on the Company's profitability.


EMPLOYEES

     The Climate Control segment employed 929 persons and the Personnel Services segment employed 91 persons as of March 21, 1996. The Company believes that its relations with these employees are good.


SEASONALITY

     Sales of residential central air conditioners, heating equipment and parts and supplies manufactured and distributed by the Company have historically been seasonal. Demand related to the residential replacement market generally peaks in the third quarter for air conditioners (the Company's principal distribution product) and in the fourth quarter for heating equipment. Demand related to the new construction market varies according to the season, with increased demand generally from March through October.


OTHER

     Order backlog is not a material aspect of the Company's business and no material portion of the Company's business is subject to government contracts.

ITEM 2.    PROPERTIES

   The Company's significant facilities are currently in the following locations:

                                                                   SQUARE                  OWNED/
     LOCATION                                  USE                 FOOTAGE                 LEASED
     --------                                  ---                 -------                 ------
Watsco:
   Coconut Grove, FL                     Headquarters                 3,137                Leased
Manufacturing Operations:
   Hialeah, FL                           Manufacturing               90,000                 Owned
   Hialeah, FL                           Manufacturing               36,000                 Owned
   Hialeah, FL                           Manufacturing               12,000                 Owned
Gemaire:
   Deerfield Beach, FL                   Headquarters                10,768                Leased
   Tampa, FL                              Warehouse                  50,000                Leased
   Deerfield Beach, FL                    Warehouse                  48,500                Leased
   Orlando, FL                            Warehouse                  30,000                Leased
   Miami, FL                              Warehouse                  28,306                Leased
   Clearwater, FL                         Warehouse                  22,000                Leased
   Lakeland, FL                           Warehouse                  15,000                Leased
   Mobile, AL                             Warehouse                  15,000                Leased
   Perrine, FL                            Warehouse                  13,234                Leased
   Riviera Beach, FL                      Warehouse                  12,800                Leased
   Lakeland, FL                           Warehouse                  12,000                Leased
   Pensacola, FL                          Warehouse                  12,000                Leased
   Hollywood, FL                          Warehouse                  11,400                Leased
   Tampa, FL                              Warehouse                  11,000                Leased
   Daytona Beach, FL                      Warehouse                  10,000                Leased
   Ft. Myers, FL                          Warehouse                  10,000                Leased
   Melbourne, FL                          Warehouse                  10,000                Leased
   New Port Richey, FL                    Warehouse                  10,000                Leased
   Ocala, FL                              Warehouse                  10,000                Leased
   St. Petersburg, FL                     Warehouse                  10,000                Leased
   Vero Beach, FL                         Warehouse                  10,000                Leased
   Jacksonville, FL                       Warehouse                   9,790                Leased
   Sarasota, FL                           Warehouse                   8,578                Leased
   Ft. Walton Beach, FL                   Warehouse                   8,000                Leased
   Tallahassee, FL                        Warehouse                   8,000                Leased
   Panama City, FL                        Warehouse                   7,500                Leased
   Lakeland, FL                           Warehouse                   7,200                Leased
   Sebring, FL                            Warehouse                   7,000                Leased
   Winter Haven, FL                       Warehouse                   7,000                Leased
   Murdock, FL                            Warehouse                   6,300                Leased
   St. Petersburg, FL                     Warehouse                   5,000                Leased
Heating & Cooling:
   San Diego, CA                         Headquarters                 7,200                Leased
   Modesto, CA                            Warehouse                  60,000                Leased
   Phoenix, AZ                            Warehouse                  30,000                Leased
   Fresno, CA                             Warehouse                  25,079                Leased
   Orange, CA                             Warehouse                  25,050                Leased
   San Diego, CA                          Warehouse                  25,000                Leased




                                                                   SQUARE                OWNED/
     LOCATION                                  USE                 FOOTAGE               LEASED
     --------                                  ---                 -------               ------

Heating & Cooling (cont.):
   Riverside, CA                          Warehouse                  24,940                Leased
   Sacramento, CA                         Warehouse                  24,000                Leased
   Van Nuys, CA                           Warehouse                  22,100                Leased
   Santa Clara, CA                        Warehouse                  20,000                Leased
   Las Vegas, NV                          Warehouse                  19,600                Leased
   Escondido, CA                          Warehouse                  15,000                Leased
   Long Beach, CA                         Warehouse                  15,000                Leased
   Tucson, AZ                             Warehouse                  14,500                Leased
   Oxnard, CA                             Warehouse                  14,344                Leased
   El Monte, CA                           Warehouse                  11,200                Leased
   Yuma, AZ                               Warehouse                   3,800                Leased
Comfort Supply:
   Houston, TX                      Headquarters/Warehouse           38,780                Leased
   Carrollton, TX                         Warehouse                  35,000                Leased
   North Little Rock, AR                  Warehouse                  25,000                Leased
   Bryan, TX                              Warehouse                  21,750                Leased
   Harlingen, TX                          Warehouse                  17,000                Leased
   Killeen, TX                            Warehouse                  17,000                Leased
   Shreveport, LA                         Warehouse                  16,000                Leased
   Austin, TX                             Warehouse                  15,700                Leased
   Haltom City, TX                        Warehouse                  15,000                Leased
   Houston, TX                            Warehouse                  15,000                Leased
   Longview, TX                           Warehouse                  15,000                 Owned
   Houston, TX                            Warehouse                  14,800                Leased
   San Antonio, TX                        Warehouse                  14,000                Leased
   Houston, TX                            Warehouse                  12,000                Leased
   Dallas, TX                             Warehouse                  11,250                Leased
   Stafford, TX                           Warehouse                   5,500                Leased
   Jonesboro, AR                          Warehouse                   5,000                Leased
   Texarkana, TX                          Warehouse                   3,800                Leased
   Monroe, LA                             Warehouse                   3,500                Leased
Central Air Conditioning:
   Winston-Salem, NC                Headquarters/Warehouse           12,500                Leased
   Hickory, NC                            Warehouse                  22,806                Leased
   Greensboro, NC                         Warehouse                  20,000                Leased
   Charlotte, NC                          Warehouse                  19,000                Leased
   Winston-Salem, NC                      Warehouse                  14,500                Leased
   Asheville, NC                          Warehouse                  10,000                Leased
Dunhill:
   Woodbury, NY                          Headquarters                 8,500                Leased



   The Company believes that its facilities are well maintained and adequate to meet its needs.

ITEM 3.    LEGAL PROCEEDINGS

   The Company is from time to time involved in routine litigation. Based on the advice of legal counsel, the Company believes that such actions presently pending will not have a material adverse impact on the Company's consolidated financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1995.

                                                 PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

      Page 28 of the 1995 Annual Report contains "Information on Common Stock", which identifies the market on which the Registrant's Common Stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 1995, 1994 and 1993 and is incorporated herein by reference.


ITEM 6.    SELECTED FINANCIAL DATA

      Page 8 of the Company's 1995 Annual Report contains "Selected Consolidated Financial Data" and is incorporated herein by reference.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

      Pages 9 through 11 of the Company's 1995 Annual Report contain "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Pages 12 through 25 of the Company's 1995 Annual Report contain the Consolidated Financial Statements of the Company at December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 and is incorporated herein by reference. The Company's unaudited quarterly financial data for the years ended December 31, 1995, 1994 and 1993 is included in the 1995 Annual Report on page 27. The Report of Independent Certified Public Accountants for the years ended December 31, 1995, 1994 and 1993 is included in the Company's 1995 Annual Report on page 26.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      This part of Form 10-K, which includes Items 10 through 13, is omitted because the Registrant will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of the Registrant's year end, which proxy material will include the information required by Items 10 through 13 and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM  8-K

           Financial Statements

(a) (i)    Data incorporated by reference from the attached
           1995 Annual Report of Watsco, Inc.:

           Report of Independent Certified Public Accountants

           Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

           Consolidated Balance Sheets as of December 31, 1995 and 1994

           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements


                                                                                    PAGE NO.
           Financial Statement Schedules

(a) (ii)   Data included herein:

           Report of Independent Certified Public
           Accountants on Schedules                                                    16

           Consolidated financial statement schedules for the years ended December 31, 1995, 1994 and 1993

           I.     Condensed financial information of Registrant                      17-19

           II.    Valuation and qualifying accounts                                    20

           All other schedules have been omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.


(a) (iii)    Exhibits:

     3.1     Company's Amended and Restated Articles of Incorporation (filed as
             Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated June 30, 1995 and incorporated herein by reference).

     3.2 Company's Amended Bylaws (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1985 and incorporated herein by reference).

     4.1 Indenture dated as of September 12, 1986 between the Company and Southeast Bank, N.A. (filed as Exhibit 4 to the Company's Registration Statement on Form S-3 (No. 33-7758) and incorporated herein by reference).

     4.2     Specimen form of Class B Common Stock Certificate (filed as Exhibit
             4.6 to the Company's Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

     4.3 Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

     10.1 Rheem Manufacturing Company Distributor Agreement by and between Rheem Manufacturing Company and Gemaire Distributors, Inc., dated December 30, 1988 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

     10.2 Amendment dated January 4, 1991 to Distribution Agreement dated December 30, 1990 between Rheem Manufacturing Company and Gemaire Distributors, Inc. (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

     10.3 Distributor Agreement between Heating & Cooling Supply, Inc. and Rheem Manufacturing, Inc. dated October 15, 1990 (filed as Exhibit
             10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

     10.4 Rheem Manufacturing Company Distributor Agreement by and between Rheem Manufacturing Company and Comfort Supply, Inc. (filed as
             Exhibit 10.20 to the Company's Form 8-K dated May 26, 1993 and incorporated herein by reference).

     10.5 Preferred Stock Purchase Agreement between Heating & Cooling Supply, Inc. and Rheem Manufacturing Company dated June 10, 1993 (filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q dated September 30, 1993 and incorporated herein by reference).

     10.6 Line of Credit Agreement by and between Comfort Supply, Inc. and NationsBank of Florida, N.A. dated September 23, 1993 (filed as
             Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q dated September 30, 1993 and incorporated herein by reference).

     10.7 Amended and Restated Revolving Credit and Term Loan Agreement by and between NationsBank of Florida, N.A. and Gemaire Distributors, Inc. dated March 10, 1995 (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

     10.8 Line of Credit Agreement between Heating & Cooling Supply, Inc. and Bank of America National Trust and Savings Association dated September 28, 1995 (filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q dated September 30, 1995 and incorporated herein by reference).

     10.9 Revolving Credit Agreement dated October 26, 1995 by and between CAC Acquisition, Inc. and NationsBank of Florida, N.A. (filed as
             Exhibit 10.27 to the Company's Registration Statement on Form S-3 (No. 333-00371) and incorporated herein by reference).

     10.10 Stock Exchange Agreement and Plan of Reorganization dated February 6, 1996 by and between Watsco, Inc. and Rheem Manufacturing Company (filed as Exhibit 10.29 to the Company's Registration Statement on Form S-3 (No. 333-00371) and incorporated herein by reference).

                                                                                    PAGE NO.

     10.11   Amendment dated February 6, 1996 to Distributor Agreement                22-24
             dated December 30, 1998 between Rheem Manufacturing Company and Gemaire Distributors, Inc.

     10.12   Amendment dated February 6, 1996 to Distributor Agreement                25-27
             dated May 25, 1993 (and as amended by Supplemental Agreement dated as of June 1, 1995) between Rheem Manufacturing Company and Comfort Supply, Inc.

     10.13   Amendment dated February 6, 1996 to Distributor Agreement                28-30
             dated October 15, 1990 between Rheem Manufacturing Company and Heating & Cooling Supply, Inc.

     11.     Computation of Earnings Per Share for the years ended                     31
             December 31, 1995, 1994 and 1993

     13.     1995 Annual Report to Shareholders.  With the exception                  32-55
             of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 1995 Annual Report to Shareholders is not deemed filed as part of this Form 10-K.

     22.     Subsidiaries of the Registrant                                            56

     23.     Consent of Independent Certified Public Accountants                       57
             Management Contracts and Compensatory Plans or Arrangements:

     27.     Financial Data Schedule (for SEC use only)                                58

     10.14   1983 Executive Stock Option Plan of Watsco, Inc. (filed as Exhibit
             10.3 to the Company's Registration Statement on Form S-8
             (Registration No. 33-6229) and incorporated herein by reference).

     10.15   Key Executive Deferred Compensation Agreement dated January 31,
             1983, between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit
             10.8 to the Company's Registration Statement on Form S-1
             (No. 33-56646) and incorporated herein by reference).

     10.16   Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as
             Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 30, 1993 and incorporated herein by reference).

     10.17 Watsco, Inc. Amended and Restated Profit Sharing Retirement Plan and Trust Agreement dated October 21, 1994 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

(b)          Reports on Form 8-K

             None.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES



To the Board of Directors and
   Shareholders of Watsco, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Watsco, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 29, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying Schedules I and II are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP


Miami, Florida,
   March 29, 1996.

                                  WATSCO, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (In thousands of dollars)



(a) Balance Sheets                                              December 31,
- ------------------
                                                        1995                       1994
                                                      --------                   ------
Assets
Current assets:
Cash and cash equivalents                              $   811                   $   259
Marketable securities                                      267                     3,227
Other current assets                                       520                       415
                                                       -------                   -------
   Total current assets                                  1,598                     3,901

Investments in and net advances
   to subsidiaries                                      51,301                    45,139
Property, plant and equipment, at cost
   less accumulated depreciation                         2,084                     1,743
Other assets                                             3,154                     3,214
                                                       -------                   -------
                                                       $58,137                   $53,997
                                                       =======                   =======


Liabilities and Shareholders' Equity
Current liabilities:
Current portion of bank and other debt                 $ 1,666                   $ 1,174
Accounts payable and accrued liabilities                 1,002                     3,509
                                                       -------                   -------
   Total current liabilities                             2,668                     4,683

Bank and other debt                                      1,495                       837
Subordinated debentures                                    -                       1,505
Deferred income taxes                                      218                       156

Shareholders' equity:
Common stock                                             3,141                     3,075
Paid-in capital                                         19,479                    18,565
Retained earnings                                       31,136                    25,176
                                                       -------                   -------
   Total shareholders' equity                           53,756                    46,816
                                                       -------                   -------
                                                       $58,137                   $53,997
                                                       =======                   =======


                                               (Continued)

                                  WATSCO, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        For the Years Ended December 31,

                            (In thousands of dollars)

                                   (Continued)


(b) Statements of Income
- ------------------------
                                                1995                  1994                  1993
                                               -------              ---------             ------
Equity in net income of subsidiaries          $ 8,641               $ 7,721               $ 6,169
Investment income, net                            185                   127                   361
General and administrative expenses            (1,761)               (2,574)               (1,621)
Interest expense                                 (258)                 (299)                 (425)
                                              -------               -------               -------
Income before taxes                             6,807                 4,975                 4,484
Income tax benefit (A)                            443                   787                   557
                                              -------               -------               -------
Net income                                    $ 7,250               $ 5,762               $ 5,041
                                              =======               =======               =======



(A) Income taxes are recorded at statutory rates receiving benefit for the dividends received deduction and tax free interest.


                                   (Continued)

                                  WATSCO, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        For the Years Ended December 31,
                            (In thousands of dollars)
                                   (Continued)

(c) Statements of Cash Flows
- ----------------------------
                                                                  1995             1994              1993
                                                               ----------         -------           -------
Cash flows from operating activities:
Net Income                                                     $  7,250        $   5,762         $   5,041
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities-
     Equity in net income of subsidiaries, net of cash
       dividends of $2,599 in 1995, $4,678
       in 1994 and $1,587 in 1993                                (6,042)          (3,043)           (4,582)
     Depreciation and amortization                                   39               32                58
     Net investment gains                                           (27)              (6)             (161)
     Deferred tax provision (benefit)                                62             (486)             (508)
     Noncash stock contribution to 40l(k) plan                      149              137               111
Changes in operating assets and liabilities:
     Other current assets                                          (105)             115              (151)
     Accounts payable and accrued liabilities                    (2,507)           1,329              (369)
     Other, net                                                      67             (460)             (256)
                                                               --------        ---------         ---------
Net cash provided by (used in) operating activities              (1,114)           3,380              (817)
                                                               --------        ---------         ---------
Cash flows from investing activities:
   Cash used in acquisition in 1995 and 1993                         (1)             -              (3,418)
   Net proceeds from sales (purchases) of
     marketable securities                                        2,960           (2,258)             (906)
   Net advances from (to) subsidiaries                             (119)             659            (2,989)
   Other, net                                                      (360)            (510)             (318)
                                                               --------        ---------         ---------
Net cash provided by (used in) investing activities               2,480           (2,109)           (7,631)
                                                               --------        ---------         ---------

Cash flows from financing activities:
   Net borrowings (repayments) of long-term obligations            (191)              17              (303)
   Net proceeds from issuances of common stock                      667              138             9,680
   Cash dividends paid on common stock                           (1,160)          (1,037)             (887)
   Other, net                                                      (130)            (130)              (70)
                                                               --------        ---------         ---------

Net cash provided by (used in) financing activities                (814)          (1,012)            8,420
                                                               --------        ---------         ---------
Net increase (decrease) in cash and cash equivalents                552              259               (28)

Cash and cash equivalents at beginning of year                      259              -                  28
                                                               --------        ---------         ---------
Cash and cash equivalents at end of year                       $    811        $     259         $       -
                                                               ========        =========         =========

Supplemental disclosures:
   Net income tax payments                                     $  4,522        $   3,493         $   4,350
   Interest paid                                                    264              285               432


In 1995, 1994 and 1993, $164,000, $192,000 and $2,607,000, respectively, of 10%
Convertible Subordinated Debentures due 1996 were converted into Common Stock.

In May 1995, the Company effected a three-for-two stock split in the form of a 50% stock dividend for both classes of its common stock which had the effect of increasing the Company's common stock account by $1,024,000 and reducing paid-in capital and retained earnings by $371,000 and $653,000, respectively.

                                  WATSCO, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1995, 1994 and 1993
                            (In thousands of dollars)


ALLOWANCE FOR DOUBTFUL ACCOUNTS:

BALANCE, December 31, 1992                                               $2,767
    Allowances from acquisitions                                            583
    Additions charged to costs and expenses                                 315
    Recoveries                                                               73
    Write-offs                                                             (726)
                                                                       --------
BALANCE, December 31, 1993                                                3,012
    Additions charged to costs and expenses                                 597
    Recoveries                                                               44
    Write-offs                                                             (972)
                                                                       --------
BALANCE, December 31, 1994                                                2,681
    Allowances from acquisitions                                            453
    Additions charged to costs and expenses                               1,197
    Recoveries                                                               89
    Write-offs                                                           (1,319)
                                                                       --------
BALANCE, December 31, 1995                                               $3,101
                                                                       ========

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

March 29, 1996                              By: /s/ Albert H. Nahmad
                                                --------------------------------
                                                Albert H. Nahmad, President


March 29, 1996                              By: /s/ Ronald P. Newman
                                                --------------------------------
                                                Ronald P. Newman, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                                   TITLE                              DATE
     ---------                                   -----                              ----
/s/ Albert H. Nahmad                        Chairman of the Board and           March 29, 1996
- --------------------------------            President (principal
Albert H. Nahmad                            executive officer)

/s/ Ronald P. Newman                        Vice President of Finance,          March 29, 1996
- --------------------------------            Secretary and Treasurer
Ronald P. Newman                            (principal financial and
                                            accounting officer)

/s/ D.A. Coape-Arnold                       Director                            March 29, 1996
- --------------------------------
D.A. Coape-Arnold

/s/ David B. Fleeman                        Director                            March 29, 1996
- --------------------------------
David B. Fleeman

/s/ James S. Grien                          Director                            March 29, 1996
- --------------------------------
James S. Grien

/s/ Paul F. Manley                          Director                            March 29, 1996
- --------------------------------
Paul F. Manley

/s/ Bob L. Moss                             Director                            March 29, 1996
- --------------------------------
Bob L. Moss

/s/ Roberto Motta                           Director                            March 29, 1996
- --------------------------------
Roberto Motta

/s/ Alan H. Potamkin                        Director                            March 29, 1996
- --------------------------------
Alan H. Potamkin
