Form 10-Q
period 1996-03-31
WATSCO INC
filed 1996-05-15
CIK 105016

================================================================================
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

- --------------------------------------------------------------------------------

              [X] Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       or

              [ ] Transition Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                         For the Transition Period From
                                   ___ to ___

- --------------------------------------------------------------------------------

                          Commission file number 1-5581

                I.R.S. Employer Identification Number 59-0778222

                                  WATSCO, INC.
                             (a Florida Corporation)
                      2665 South Bayshore Drive, Suite 901
                          Coconut Grove, Florida 33133
                            Telephone: (305) 858-0828

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 7,579,375 shares of the Company's Common Stock ($.50 par value) and 1,418,652 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of May 10, 1996.

================================================================================

                                     1 of 10

                          PART I. FINANCIAL INFORMATION
                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                            (In thousands of dollars)

                                                       MARCH 31,    DECEMBER 31,
                                                          1996         1995
                                                      -----------   ------------
                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                           $ 37,281       $  3,751
   Marketable securities                                   --              267
   Accounts receivable, net                              45,653         43,564
   Inventories                                           70,619         59,724
   Other current assets                                   5,501          5,073
                                                       --------       --------
      Total current assets                              159,054        112,379

   Property, plant and equipment, net                    11,762         11,286
   Intangible assets, net                                22,208         16,995
   Other assets                                           4,247          4,224
                                                       --------       --------
                                                       $197,271       $144,884
                                                       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations            $  2,529       $  2,455
   Short-term promissory notes                            2,750          4,250
   Borrowings under revolving credit agreements          54,089         40,185
   Accounts payable                                      18,821         17,229
   Accrued liabilities                                    5,530          7,091
                                                       --------       --------
      Total current liabilities                          83,719         71,210

Long-term obligations:
   Bank and other debt                                    3,711          3,818
   Subordinated note                                      2,500          2,500
                                                       --------       --------
                                                          6,211          6,318

Deferred income taxes                                       978            978
Minority interests                                         --           10,622
Preferred stock of subsidiary                             2,000          2,000

Shareholders' equity:
   Common Stock, $.50 par value                           3,775          2,401
   Class B Common Stock, $.50 par value                     720            740
   Paid-in capital                                       67,773         19,479
   Retained earnings                                     32,095         31,136
                                                       --------       --------
      Total shareholders' equity                        104,363         53,756
                                                       --------       --------
                                                       $197,271       $144,884
                                                       ========       ========

See accompanying notes to condensed consolidated financial statements.

                                     2 of 10

                                  WATSCO, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   Three Months Ended March 31, 1996 and 1995
               (In thousands of dollars, except per share amounts)
                                   (Unaudited)

                                                            1996         1995
                                                          --------     --------
Revenues:
   Net sales                                               $70,675      $53,194
   Royalty and service fees                                  7,114        7,127
                                                           -------      -------
      Total revenues                                        77,789       60,321
                                                           -------      -------

Costs and expenses:
   Cost of sales                                            54,671       40,103
   Direct service expenses                                   5,483        5,483
   Selling, general and administrative                      14,366       12,097
                                                           -------      -------
      Total costs and expenses                              74,520       57,683
                                                           -------      -------
      Operating income                                       3,269        2,638

Other income (expense):
   Investment income, net                                       69           63
   Interest expense                                         (1,045)        (911)
                                                           -------      -------
                                                              (976)        (848)
                                                           -------      -------

Income before income taxes and minority interests            2,293        1,790
Income taxes                                                  (871)        (692)
Minority interests                                            (116)        (197)
                                                           -------      -------
Net income                                                   1,306          901

Retained earnings at beginning of period                    31,136       25,829

Common stock cash dividends                                   (315)        (267)
Dividends on preferred stock of subsidiary                     (32)         (32)
                                                           -------      -------
Retained earnings at end of period                         $32,095      $26,431
                                                           =======      =======

Earnings per share:

   Primary                                                 $   .17      $   .14
                                                           =======      =======

   Fully diluted                                           $   .17      $   .13
                                                           =======      =======

Weighted average shares and
 equivalent shares used to calculate:

   Primary earnings per share                                7,401        6,412
                                                           =======      =======

   Fully diluted earnings per share                          7,702        6,720
                                                           =======      =======

See accompanying notes to condensed consolidated financial statements.

                                     3 of 10

                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                            (In thousands of dollars)
                                   (Unaudited)

                                                             1996        1995
                                                           --------    --------
Cash flows from operating activities:
   Net income                                              $  1,306    $    901
   Adjustments to reconcile net income to net
      cash used in operating activities:
   Depreciation and amortization                                799         623
   Minority interests, net of dividends paid                    116         197
   Change in operating assets and liabilities,
      net of effects from acquisitions in 1995
        Accounts receivable                                  (2,089)        (23)
        Inventories                                         (10,895)    (10,734)
        Accounts payable and accrued liabilities               (359)      2,492
        Other, net                                             (435)          4
                                                           --------    --------
      Net cash used in operating activities                 (11,557)     (6,540)
                                                           --------    --------

Cash flows from investing activities:
   Cash used in acquisitions, net of cash acquired             --        (7,914)
   Capital expenditures, net                                 (1,142)     (1,009)
   Net proceeds from marketable securities transactions         267       2,260
                                                           --------    --------
      Net cash used in investing activities                    (875)     (6,663)
                                                           --------    --------
Cash flows from financing activities:
   Net borrowings under revolving credit agreements          13,904      14,216
   Repayments of long-term obligations                       (1,533)       (638)
   Net proceeds from issuance of Common Stock                32,609        --
   Exercise of stock options                                  1,329           9
   Cash dividends                                              (315)       (267)
   Other, net                                                   (32)        (32)
                                                           --------    --------
      Net cash provided by financing activities              45,962      13,288
                                                           --------    --------
Net increase in cash and cash equivalents                    33,530          85
Cash and cash equivalents at beginning of period              3,751       1,744
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 37,281    $  1,829
                                                           ========    ========

Supplemental cash flow information:
   Interest paid                                           $    980    $    791
                                                           ========    ========
   Income taxes paid                                       $     58    $    120
                                                           ========    ========

See accompanying notes to condensed consolidated financial statements

                                     4 of 10

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

1. The condensed consolidated balance sheet as of December 31, 1995, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary to a fair presentation have been included in the condensed consolidated financial statements for the periods presented herein.

2. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results for the year ending December 31, 1996. The sale of the Company's products and services is seasonal with revenues generally increasing during the months of May through August.

3. At March 31, 1996 and December 31, 1995, inventories consist of (in thousands):

                                    MARCH 31,      DECEMBER 31,
                                      1996            1995
                                    ---------      ------------
   Raw materials                     $ 4,294         $ 3,637
   Work in process                     1,418           1,359
   Finished goods                     64,907          54,728
                                     -------         -------
                                     $70,619         $59,724
                                     =======         =======


4. On March 6, 1996, the Company completed a public offering in which it sold 1,570,000 shares of Common Stock resulting in net proceeds of approximately $32.6 million. In April 1996, the Company used approximately $14.0 million of the proceeds to fund the acquisition of Three States Supply Co., Inc. ("Three States Supply") discussed below. In April 1996, the Company also used $2.5 million of the net proceeds to repay a 12% subordinated note payable to Rheem Manufacturing Company ("Rheem"). The Company intends to use the remaining net proceeds for other potential acquisitions, to reduce debt and for general corporate purposes.

5. Effective March 19, 1996, the Company and Rheem completed a transaction pursuant to a Stock Exchange Agreement and Plan of Reorganization (the "Exchange Agreement") whereby the Company acquired Rheem's minority ownership interests in Gemaire Distributors, Inc. ("Gemaire"), Comfort Supply, Inc. ("Comfort Supply") and Heating & Cooling Supply, Inc. ("Heating & Cooling") in exchange for 964,361 unregistered shares of the Company's Common Stock having an estimated fair value of $16.1 million. The acquisition of Rheem's minority ownership interests was accounted for under the purchase method of accounting and, accordingly, the effects of the transaction are included in the Company's results of operations as of the transaction date. Goodwill related to the transaction, totaling approximately $5.4 million, represents the excess of the fair value of the Common Stock exchanged over the minority interests acquired and is being amortized on a straight-line basis over 40 years. Following this transaction, Gemaire, Comfort Supply and Heating & Cooling became wholly-owned subsidiaries of the Company.

   Previous agreements between the Company and Rheem provided Rheem with the right to "call" from the Company and the Company with the right to "put" to Rheem the Company's ownership interests in Gemaire, Comfort Supply and Heating & Cooling. Under the terms of the Exchange Agreement, the put/call provisions included in the previous agreements are effectively eliminated because the rights to "put" or "call" become exercisable primarily upon the occurrence of certain events of insolvency.

                                     5 of 10

6. On April 12, 1996, the Company purchased certain accounts receivable, inventory and other operating assets and assumed certain liabilities of Three States Supply, a Memphis, Tennessee-based distributor of supplies used primarily in air conditioning and heating systems. The cash consideration paid by the Company totaled approximately $14.0 million, which approximated net book value, and is subject to adjustment upon the completion of an audit of the assets purchased and liabilities assumed. The acquisition was accounted for under the purchase method of accounting.

7. Certain amounts for 1995 have been reclassified to conform with the 1996 presentation.

                                     6 of 10

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 VS. QUARTER ENDED MARCH 31, 1995

RESULTS OF OPERATIONS

   The following table presents certain items of the Company's consolidated financial statements for the three months ended March 31, 1996 and 1995, expressed as a percentage of total revenues:

                                                  1996                 1995
                                                  ----                 ----

Total revenues                                   100.0%               100.0%
Cost of sales and direct service expenses        (77.3)               (75.6)
                                                -------              -------
Gross profit                                      22.7                 24.4
Selling, general and administrative expenses     (18.5)               (20.1)
                                                -------              -------
Operating income                                   4.2                  4.3
Investment income, net                               -                   .1
Interest expense                                  (1.3)                (1.5)
Income taxes                                      (1.1)                (1.1)
Minority interests                                 (.1)                 (.3)
                                                -------              -------
Net income                                         1.7%                 1.5%
                                                =======              =======

   The above table and following narrative includes the results of operations of the following wholesale distributors of air conditioners and related parts and supplies: Airite, Inc., a Louisiana-based distributor acquired in February 1995; H.B. Adams, Inc., a central Florida distributor purchased in March 1995; Environmental Equipment & Supplies, Inc. a North Little Rock, Arkansas-based distributor purchased in June 1995; and Central Air Conditioning Distributors, Inc., a Winston-Salem, North Carolina-based distributor purchased in October 1995 (collectively, the "acquisitions"). These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of their operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition.

   Revenues for the three months ended March 31, 1996 increased $17.5 million, or 29%, compared to the same period in 1995. In the climate control segment, revenues increased $17.5 million, or 33%. Excluding the effect of acquisitions, revenues for the climate control segment increased $7.8 million, or 15%. Such increase was driven by strong replacement sales, increased homebuilding activity and favorable weather patterns.

   Gross profit for the three months ended March 31, 1996 increased $2.9 million, or 20%, as compared to the same period in 1995. Excluding the effect of acquisitions, gross profit increased $459,000, or 3%, primarily as a result of the aforementioned revenue increases. Gross profit margin in the first quarter decreased to 22.7% in 1996 from 24.4% in 1995. Excluding the effect of acquisitions, gross profit margin decreased to 22.3% in 1996 from 24.4% in 1995. These decreases were primarily due to certain vendor price increases which the Company did not begin passing on to customers until late in the quarter.

   Selling, general and administrative expenses for the three months ended March 31, 1996 increased $2.3 million, or 19%, compared to the same period in 1995, primarily due to selling and delivery costs related to increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $405,000, or 3%, primarily due to revenue increases. Selling, general and administrative costs as a percent of revenues decreased from 20.1% in 1995 to 18.5% in 1996 and excluding the effect of acquisitions decreased from 20.1% in 1995 to 18.4% in 1996. These decreases were the result of a larger revenue base over which to spread fixed costs.

                                     7 of 10

   Interest expense for the first quarter in 1996 increased $134,000, or 15%, compared to the same period in 1995, due to higher borrowings used to finance acquisitions and increased inventory levels required by sales growth.

   The effective tax rate for the three months ended March 31, 1996 was 38.0% compared to 38.6% for the same period in 1995. The decrease is primarily a result of a proportionately larger share of taxable income expected to be generated in states with lower tax rates during 1996 as compared to 1995.

ACQUISITION OF MINORITY INTERESTS

   In March 1996, pursuant to a Stock Exchange Agreement and Plan of Reorganization (the "Exchange Agreement") with Rheem Manufacturing Company ("Rheem"), the Company acquired Rheem's minority ownership interests in three of the Company's distribution subsidiaries in exchange for 964,361 shares of unregistered Common Stock of the Company having an estimated fair value of $16.1 million. Following this transaction, all of the Company's distribution companies are wholly-owned subsidiaries of the Company.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has adequate availability of capital from operations and revolving credit facilities to fund current operations and anticipated growth, including expansion in the Company's current and targeted market areas, through 1996. At March 31, 1996, the Company had aggregate borrowing commitments from lenders under existing revolving credit agreements of $75 million, of which $18 million was unused and $11 million available. In February 1996, the Company received and is considering a proposal from one of its lenders to syndicate a master $125 million unsecured revolving credit facility. This facility, if completed, would replace all of the Company's existing revolving credit facilities and provide the Company with up to $50 million of additional availability to fund future growth.

   Certain of the subsidiaries' revolving credit agreements contain provisions limiting the payment of dividends to their shareholders. The Company does not anticipate that these limitations on dividends will have a material effect on the Company's ability to meet its cash obligations.

   Working capital increased to $75.3 million at March 31, 1996 from $41.2 million at December 31, 1995. This increase is primarily due to the receipt of net proceeds of $32.6 million from the sale of 1,570,000 shares of the Company's Common Stock in March 1996. In April 1996, the Company used approximately $14.0 million of the net proceeds to fund the acquisition of Three States Supply Co., Inc., a Memphis, Tennessee-based distributor of supplies used primarily in air conditioning and heating systems, and $2.5 million to repay a 12% subordinated note payable to Rheem. The Company anticipates using the remainder of the net proceeds to fund other potential acquisitions, to reduce debt and for general corporate purposes.

   Cash and cash equivalents increased $33.5 million during the first quarter of 1996. Principal sources of cash were net proceeds from the issuance of Common Stock, increased borrowings under revolving credit agreements and profitable operations. The principal uses of cash were to purchase inventories, repay long-term obligations and finance capital expenditures. Inventory purchases are substantially funded by borrowings under revolving credit agreements.

   The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates; however, the Company has no agreement with respect to any acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

NEW ACCOUNTING STANDARDS

   On January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"). The adoption of SFAS No. 121 did not have a material effect on the Company's results of operations.

                                     8 of 10

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

             There have been no significant changes from the information reported in the Annual Report on Form 10-K for the period ended December 31, 1995, filed on March 29, 1996.

Item 2.      Changes in the Rights of the Company's Security Holders

             None

Item 3.      Defaults by the Company on its Senior Securities

             None

Item 4.      Results of Votes of Securities Holders

             None

Item 5.      Other Information

             None

Item 6.      Exhibits and Reports on Form 8-K

             (a)     Exhibits

             10.20 Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

             11. Computation of Earnings Per Share for the Quarters Ended March 31, 1996 and 1995.

             27.     Financial Data Schedule (for SEC use only)

             (b)     Reports on Form 8-K

             None
                                     9 of 10

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WATSCO, INC.
                                               ---------------------------------
                                              (Registrant)

                                          By:  /s/ RONALD P. NEWMAN
                                               ---------------------------------
                                               Ronald P. Newman
                                               Vice President and Secretary
                                               (Chief Financial Officer)

May 14, 1996

                                    10 of 10