Form 10-Q
period 1996-06-30
WATSCO INC
filed 1996-08-14
CIK 105016

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 11,459,753 shares of the Company's Common Stock ($.50 par value) and 2,103,235 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of August 2, 1996.

================================================================================

                                     1 of 12


                          PART I. FINANCIAL INFORMATION
                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                            (IN THOUSANDS OF DOLLARS)

                                                            JUNE 30,                 DECEMBER 31,
                                                              1996                       1995
                                                        --------------               ------------
                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                              $   22,189                 $    3,751
   Accounts receivable, net                                   63,601                     43,564
   Inventories                                                87,326                     59,724
   Other current assets                                        4,866                      5,340
                                                         -----------                -----------
     Total current assets                                    177,982                    112,379

   Property, plant and equipment, net                         14,781                     11,286
   Intangible assets, net                                     22,285                     16,995
   Other assets                                                4,121                      4,224
                                                         -----------                -----------
                                                            $219,169                   $144,884
                                                         ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                $   2,580                  $   2,455
   Short-term promissory notes                                 2,750                      4,250
   Borrowings under revolving credit agreements               55,961                     40,185
   Accounts payable                                           33,627                     17,229
   Accrued liabilities                                         9,314                      7,091
                                                          ----------                 ----------
     Total current liabilities                               104,232                     71,210

Long-term obligations:
   Bank and other debt                                         2,994                      3,143
   Subordinated note                                               -                      2,500
                                                          ----------                 ----------
                                                               2,994                      5,643

Deferred income taxes                                            978                        978
Deferred credits                                                 684                        675
Minority interests                                                 -                     10,622
Preferred stock of subsidiary                                  2,000                      2,000

Shareholders' equity:
   Common Stock, $.50 par value                                5,729                      3,601
   Class B Common Stock, $.50 par value                        1,052                      1,111
   Paid-in capital                                            67,202                     19,479
   Retained earnings                                          34,298                     29,565
                                                         -----------                -----------
     Total shareholders' equity                              108,281                     53,756
                                                         -----------                -----------
                                                            $219,169                   $144,884
                                                         ===========                ===========

See accompanying notes to condensed consolidated financial statements.

                                     2 of 12


                                  WATSCO, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                 RETAINED EARNINGS Quarter and Six Months Ended
                     JUNE 30, 1996 AND 1995 (IN THOUSANDS OF
                       DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              QUARTER ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                       -------------------------  -------------------------
                                                              1996          1995         1996         1995
                                                              ----          ----         ----         ----
Revenues:
   Net sales                                              $110,669       $83,005     $181,344     $136,156
   Royalty and service fees                                  7,828         8,057       14,942       15,227
                                                       -----------    ----------  -----------  -----------
     Total revenues                                        118,497        91,062      196,286      151,383
                                                       -----------    ----------  -----------  -----------
Costs and expenses:
   Cost of sales                                            86,249        64,773      140,920      104,876
   Direct service expenses                                   6,029         6,145       11,512       11,628
   Selling, general and administrative                      18,474        14,275       32,840       26,372
                                                       -----------    ----------  -----------  -----------
     Total costs and expenses                              110,752        85,193      185,272      142,876
                                                       -----------    ----------  -----------  -----------
     Operating income                                        7,745         5,869       11,014        8,507

Other income, net                                              283            32          352           95
Interest expense                                            (1,089)       (1,107)      (2,134)      (2,018)
                                                       -----------    ----------  -----------  -----------
Income before income taxes and minority interests            6,939         4,794        9,232        6,584

Income taxes                                                (2,683)       (1,842)      (3,554)      (2,534)
Minority interests                                               -          (651)        (116)        (848)
                                                       -----------    ----------  -----------  -----------
Net income                                                   4,256         2,301        5,562        3,202

Retained earnings at beginning of period                    30,524        23,834       29,565       23,232

Cash dividends                                                (450)         (273)        (765)        (540)
Dividends on preferred stock of subsidiary                     (32)          (32)         (64)         (64)
                                                       -----------    ----------  -----------  -----------
Retained earnings at end of period                        $ 34,298       $25,830     $ 34,298     $ 25,830
                                                       ===========    ==========  ===========  ===========

Earnings per share:
     Primary                                                  $.29          $.23         $.43         $.32
                                                              ====          ====         ====         ====
     Fully diluted                                            $.29          $.22         $.42         $.31
                                                              ====          ====         ====         ====

Weighted average shares and
  equivalent shares used to calculate:
     Primary earnings per share                             14,420         9,805       12,769        9,717
                                                            ======         =====       ======        =====
     Fully diluted earnings per share                       14,791        10,225       13,221       10,223
                                                            ======        ======       ======       ======

See accompanying notes to condensed consolidated financial statements.

                                     3 of 12


                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         1996               1995
                                                                         ----               ----
Cash flows from operating activities:

   Net income                                                       $   5,562          $   3,202
   Adjustments to reconcile net income to net
     cash used in operating activities:
   Depreciation and amortization                                        1,870              1,316
   Provision for losses on accounts receivable                            509                495
   Deferred income tax credit                                               -                (75)
   Minority interests, net of dividends paid                              116                 30
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                                              (14,692)            (9,824)
     Inventories                                                      (19,612)           (12,945)
     Accounts payable and accrued liabilities                          15,991              6,460
     Other, net                                                           273             (1,029)
                                                                    ---------          ---------
       Net cash used in operating activities                           (9,983)           (12,370)
                                                                    ---------          ---------

Cash flows from investing activities:
   Capital expenditures, net                                           (2,291)            (1,898)
   Net proceeds from marketable securities transactions                   267              1,938
   Business acquisitions, net of cash acquired                        (14,694)            (8,175)
                                                                    ---------          ---------
     Net cash used in investing activities                            (16,718)            (8,135)
                                                                    ---------          ---------
Cash flows from financing activities:
   Net borrowings under revolving credit agreements                    15,776             23,537
   Repayments of long-term obligations                                 (4,015)            (1,973)
   Net proceeds from exercise of stock options                          1,598                 19
   Net proceeds from issuance of Common Stock                          32,609                  -
   Cash dividends                                                        (765)              (540)
   Other, net                                                             (64)               (64)
                                                                    ---------          ---------
     Net cash provided by financing activities                         45,139             20,979
                                                                    ---------          ---------
Net increase in cash and cash equivalents                              18,438                474
Cash and cash equivalents at beginning of period                        3,751              1,744
                                                                    ---------          ---------
  Cash and cash equivalents at end of period                        $  22,189          $   2,218
                                                                    =========          =========

Supplemental cash flow information:
   Interest paid                                                       $2,074             $1,857
                                                                       ======             ======
   Income taxes paid                                                   $2,874             $2,291
                                                                       ======             ======

See accompanying notes to condensed consolidated financial statements.

                                     4 of 12

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

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

2. The results of operations for the quarter and six month period ended June 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996. The sale of the Company's products and services is seasonal with revenues generally increasing during the months of May through August.

3. At June 30, 1996 and December 31, 1995, inventories consisted of (in thousands):

                                      JUNE 30,                DECEMBER 31,
                                         1996                       1995
                                    ----------                ------------

     Raw materials                    $  4,899                  $  3,637
     Work in process                     1,505                     1,359
     Finished goods                     80,922                    54,728
                                    ----------                ----------
                                       $87,326                   $59,724
                                    ==========                ==========

4. On June 14, 1996, the Company effected a three-for-two stock split in the form of a 50% stock dividend for both classes of the Company's common stock for shareholders of record as of May 31, 1996. Shareholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from retained earnings and paid-in-capital to common stock the par value of the additional shares arising from the split. All share and per share amounts have been restated to reflect the stock split.

5. On June 24, 1996, Comfort Supply, Inc., the Company's Houston-based distribution subsidiary, signed a letter of intent to acquire the common stock of Serviceman Supplies, Inc., a $10 million wholesale distributor of residential central air conditioners and related parts and supplies headquartered in Arlington, Texas. The transaction is subject to the execution of a definitive agreement and other conditions.

6. Certain amounts for 1995 have been reclassified to conform with the 1996 presentation.

                                     5 of 12

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table presents certain items of the Company's condensed consolidated financial statements for the quarter and six months ended June 30, 1996 and 1995 expressed as a percentage of total revenues:

                                                                  QUARTER                   SIX MONTHS
                                                               ENDED JUNE 30,            ENDED JUNE 30,
                                                         -----------------------    ----------------------
                                                            1996          1995         1996         1995
                                                            ----          ----         ----         ----
Total revenues                                               100.0%       100.0%       100.0%        100.0%
Cost of sales and direct service expenses                    (77.9)       (77.9)       (77.7)        (77.0)
                                                         ---------     ---------    ---------    ---------
Gross profit                                                  22.1         22.1         22.3          23.0
Selling, general and administrative expenses                 (15.6)       (15.7)       (16.7)        (17.4)
                                                         ---------     ---------    ---------    ---------
Operating income                                               6.5          6.4          5.6           5.6
Other income, net                                              0.3            -          0.2           0.1
Interest expense                                              (0.9)        (1.2)        (1.1)         (1.3)
Income taxes                                                  (2.3)        (2.0)        (1.8)         (1.7)
Minority interests                                               -          (.7)         (.1)          (.6)
                                                         ---------     ---------    ---------    ---------
Net income                                                     3.6%         2.5%         2.8%          2.1%
                                                         =========    =========    =========     =========


   The above table and following narrative includes the results of operations of wholesale distributors of air conditioners and/or related parts and supplies acquired during 1996 and 1995 as follows: Airite, Inc., a Louisiana-based distributor acquired in February 1995; H.B. Adams, Inc., a central Florida distributor purchased in March 1995; Environmental Equipment & Supplies, Inc., a North Little Rock, Arkansas-based distributor purchased in June 1995; Central Air Conditioning Distributors, Inc., a Winston-Salem, North Carolina-based distributor purchased in October 1995; and Three States Supply Company, Inc., a Memphis, Tennessee-based distributor purchased in April 1996 (collectively, the "acquisitions"). These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of their operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition.

QUARTER ENDED JUNE 30, 1996 VS. QUARTER ENDED JUNE 30, 1995

   Revenues for the three months ended June 30, 1996 increased $27.4 million, or 30%, compared to the same period in 1995. In the climate control segment, revenues increased $27.7 million, or 33%. Excluding the effect of acquisitions, revenues for the climate control segment increased $8.1 million, or 10%. Such increase was primarily driven by strong replacement sales activity and greater penetration in several markets, most notably in Texas.

   Gross profit for the three months ended June 30, 1996 increased $6.1 million, or 30%, compared to the same period in 1995. Excluding the effect of acquisitions, gross profit increased $1.1 million, or 6%, primarily as a result of the aforementioned revenue increases. Gross profit margin in the second quarter of 1996 was unchanged at 22.1% as compared to the same period in 1995. Excluding the effect of acquisitions, gross profit margin decreased to 21.5% in 1996 from 22.1% in 1995. This decrease was primarily due to certain vendor price increases which the Company did not fully pass on to customers.

   Selling, general and administrative expenses for the three months ended June 30, 1996 increased $4.2 million, or 29%, compared to the same period in 1995, primarily due to selling and delivery costs related to

                                     6 of 12
increased sales volume. Excluding the effect of acquisitions, selling, general and administrative expenses increased $1.0 million, or 7%, primarily due to sales volume increases. Selling, general and administrative costs as a percent of revenues decreased to 15.6% in 1996 from 15.7% in 1995 and, excluding the effect of acquisitions, decreased to 15.5% in 1996 from 15.7% in 1995. These margin decreases were primarily the result of a larger revenue base over which to spread fixed costs.

   Interest expense for the second quarter of 1996 decreased $18,000, or 2%, compared to the same period in 1995 and, excluding the effect of acquisitions, interest expense decreased $159,000, or 14%. These decreases were primarily due to lower average interest rates on borrowings.

   Minority interest expense for the second quarter of 1996 decreased $651,000 compared to the same period in 1995. This decrease was due to the Company's acquisition of the minority interests in three of its distribution subsidiaries in March 1996. Following the acquisition, all of the Company's subsidiaries became wholly owned.

   The effective tax rate for the three months ended June 30, 1996 was 38.7% compared to 38.4% for the same period in 1995. The increase is primarily a result of a proportionately larger share of taxable income generated in states with higher tax rates during 1996 as compared to 1995.

SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995

   Revenues for the six months ended June 30, 1996 increased $44.9 million, or 30%, compared to the same period in 1995. In the climate control segment, revenues increased $45.2 million, or 33%. Excluding the effect of acquisitions, revenues for the climate control segment increased $16.0 million, or 12%. Such increase was primarily due to strong replacement sales, increased homebuilding activity, favorable weather patterns and greater market penetration.

   Gross profit for the six months ended June 30, 1996 increased $9.0 million, or 26%, compared to the same period in 1995. Excluding the effect of acquisitions, gross profit increased $1.6 million, or 5%, primarily as a result of the aforementioned revenue increases. Gross profit margin for the six month period decreased to 22.3% in 1996 from 23.0% in 1995 and, excluding the effect of acquisitions, decreased to 21.8% in 1996 from 23.0% in 1995. These margin decreases were primarily due to certain vendor price increases which the Company did not begin passing on to customers until late in the first quarter of 1996 and which were not fully passed on to customers in the second quarter.

   Selling, general and administrative expenses for the six months ended June 30, 1996 increased $6.5 million, or 25%, compared to the same period in 1995, primarily due to selling and delivery costs related to increased sales volume. Excluding the effect of acquisitions, selling, general and administrative expenses increased $1.4 million, or 5%, primarily due to sales volume increases. Selling, general and administrative expenses as a percent of revenues decreased to 16.7% in 1996 from 17.4% in 1995 and, excluding the effect of acquisitions, also decreased to 16.7% in 1996 from 17.4% in 1995. These decreases were primarily the result of a larger revenue base over which to spread fixed costs.

   Interest expense for the six months ended June 30, 1996 increased $116,000, or 6%, compared to the same period in 1995, due to borrowings used to finance acquisitions and increased inventory levels required by sales growth. Excluding the effect of acquisitions, interest expense decreased $279,000, or 14%, primarily due to lower average interest rates on borrowings.

   Minority interest expense for the six months ended June 30, 1996 decreased $732,000 compared to the same period in 1995. This decrease was due to the Company's acquisition of the minority interests in three of its distribution subsidiaries in March 1996. Following the acquisition, all of the Company's subsidiaries became wholly owned.

   The effective tax rate for the six months ended June 30, 1996 was 38.5% which was unchanged from the same period in 1995.

                                     7 of 12

LIQUIDITY AND CAPITAL RESOURCES

   The Company has adequate availability of capital from operations and revolving credit facilities to fund current operations and anticipated growth, including expansion in the Company's current and targeted market areas, through 1996. At June 30, 1996, the Company had aggregate borrowing commitments from lenders under existing revolving credit agreements of $75 million, of which $19 million was unused and $15 million available. Certain of the subsidiaries' revolving credit agreements contain provisions limiting the payment of dividends to their shareholders. The Company does not anticipate that these limitations on dividends will have a material effect on the Company's ability to meet its cash obligations.

   The Company has received a proposal from one of its lenders to syndicate a master $125 million unsecured revolving credit facility. This facility, which is expected to close during the third quarter, will replace the Company's existing revolving credit facilities and provide the Company with additional availability to fund future growth.

   Working capital increased to $73.8 million at June 30, 1996 from $41.2 million at December 31, 1995. This increase is primarily due to the remaining proceeds from a public offering in March 1996 that yielded net proceeds of $32.6 million from the sale of 2,355,000 shares of the Company's Common Stock. In April 1996, the Company used approximately $14.0 million of the net proceeds to fund the acquisition of Three States Supply Co., Inc., a Memphis, Tennessee-based distributor of supplies used primarily in air conditioning and heating systems, and $2.5 million to repay a 12% subordinated note. The Company anticipates using such remainder of the net proceeds to fund other potential acquisitions, to reduce debt and for general corporate purposes.

   Cash and cash equivalents increased $18.4 million for the six month period ended June 30, 1996. Principal sources of cash were net proceeds from the issuance of Common Stock, increased borrowings under revolving credit agreements and profitable operations. The principal uses of cash were to fund working capital needs and acquire Three States Supply. Inventory purchases are substantially funded by borrowings under revolving credit agreements. The increase in inventory in 1996 was higher than 1995 primarily due to higher levels of inventory carried by the distribution operations necessary to meet increased demand caused by growth.

   On June 24, 1996, Comfort Supply, Inc., the Company's Houston-based distribution subsidiary, signed a letter of intent to acquire the common stock of Serviceman Supplies, Inc., a $10 million wholesale distributor of residential central air conditioners and related parts and supplies headquartered in Arlington, Texas. The transaction is subject to execution of a definitive agreement and other conditions.

   The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates; however, the Company has no agreement with respect to any acquisition candidates other than Serviceman Supplies, Inc. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

                                     8 of 12

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

           None

Item 3.    Defaults by the Company on its Senior Securities

           None

Item 4.    Results of Votes of Securities Holders


           Share information included in the following has not been adjusted to reflect the three-for-two stock split paid by the Company on June 14, 1996.

           (a) The Company's 1996 Annual Meeting of Shareholders was held on June 3, 1996.

           (b) Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. The following nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders: Mr. Albert H. Nahmad (chairman), Mr. D.A. Coape-Arnold, Mr. Paul F. Manley. Other directors whose term of office continued after the meeting are as follows: Mr. David B. Fleeman, Mr. James S. Grien, Mr. Bob L. Moss, Mr. Roberto Motta, Mr. Alan H. Potamkin and Mr. Gary L. Tapella.

           (c) Three additional proposals were voted upon at the Annual Meeting of Shareholders as follows:

               (1) To ratify the action of the Board of Directors amending the Company's 1991 Stock Option Plan to increase the aggregate number of shares of Common Stock and Class B Common Stock available for grant under the plan by 500,000 shares;

               (2) To approve the Incentive Plan for the President and Chief Executive Officer of the Company; and

               (3) To ratify the reappointment of Arthur Andersen LLP as the Company's independent certified public accountants for the year ended December 31, 1996.

               The combined vote of the Company's Common Stock and Class B Common Stock was as follows:

                                    PROPOSAL 1
                                    ----------
                                    For           11,785,195
                                    Against        2,156,637
                                    Abstained         22,578


                                     9 of 12

                                    PROPOSAL 2
                                    ----------
                                    For           15,801,576
                                    Against          163,140
                                    Abstained         12,842


                                    PROPOSAL 3
                                    ----------
                                    For           15,939,050
                                    Against           33,588
                                    Abstained          4,932

           As of April 5, 1996, the record date for the Annual Meeting of Shareholders, the total number of shares of the Company's Common Stock, $.50 par value, and Class B Common Stock, $.50 par value, outstanding was 7,549,231 and 1,440,878, respectively, representing 21,958,011 combined votes.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           11. Computation of Earnings Per Share for the Quarter and Six Months Ended June 30, 1996 and 1995.

           27.  Financial Data Schedule (for SEC use only).

           (b)  Reports on Form 8-K filed during the quarter.

                    April 17, 1996 - The following event was reported:

                Item 2. The purchase of accounts receivable, inventory, fixed assets, certain other operating assets and business and the assumption of certain liabilities of Three States Supply Co., Inc. for approximately $14 million.

                Item 7. The following financial statements of Three States
                        Supply Co., Inc. were filed:

                        Report of Independent Certified Public Accountants.

                        Balance Sheet as of December 31, 1995.

                        Statements of Income and Retained Earnings for the years ended December 31, 1995 and 1994.

                        Statements of Cash Flows for the years ended December 31, 1995 and 1994.

                        Notes to Financial Statements.

                                    10 of 12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WATSCO, INC.
                                              -----------------------------
                                              (Registrant)

                                          By: /S/ RONALD P. NEWMAN
                                              -----------------------------
                                              Ronald P. Newman
                                              Vice President and Secretary
                                              (Chief Financial Officer)

August 12, 1996

                                    11 of 12