Form 10-Q
period 1996-09-30
WATSCO INC
filed 1996-11-14
CIK 105016

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 11,618,836 shares of the Company's Common Stock ($.50 par value) and 2,293,020 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of November 8, 1996.

                          PART I. FINANCIAL INFORMATION
                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                            (In thousands of dollars)

                                                SEPTEMBER 30,   DECEMBER 31,
                                                     1996           1995
                                                -------------   ------------
ASSETS                                           (Unaudited)
Current assets:
  Cash and cash equivalents                         $  4,609       $  3,751
  Accounts receivable, net                            63,217         43,564
  Inventories                                         90,407         59,724
  Other current assets                                 5,532          5,340
                                                    --------       --------
   Total current assets                              163,765        112,379

  Property, plant and equipment, net                  15,201         11,286
  Intangible assets, net                              22,813         16,995
  Other assets                                         4,111          4,224
                                                    --------       --------
                                                    $205,890       $144,884
                                                    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations          $    535       $  2,455
  Short-term promissory notes                           --            4,250
  Accounts payable                                    25,637         17,229
  Accrued liabilities                                  9,842          7,091
                                                    --------       --------
   Total current liabilities                          36,014         31,025

Long-term obligations:
  Borrowings under revolving credit
    agreements                                        49,000         40,185
  Bank and other debt                                  1,888          3,143
  Subordinated note                                     --            2,500
                                                    --------       --------
                                                      50,888         45,828

Deferred income taxes                                    628            978
Deferred credits                                         688            675
Minority interests                                      --           10,622
Preferred stock of subsidiary                          2,000          2,000

Shareholders' equity:
  Common Stock, $.50 par value                         5,773          3,601
  Class B Common Stock, $.50 par value                 1,176          1,111
  Paid-in capital                                     69,930         19,479
  Retained earnings                                   38,793         29,565
                                                    --------       --------
   Total shareholders' equity                        115,672         53,756
                                                    --------       --------
                                                    $205,890       $144,884
                                                    ========       ========

See accompanying notes to condensed consolidated financial statements.

                                 2 of 10

                                  WATSCO, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
           Quarters and Nine Months Ended September 30, 1996 and 1995
               (In thousands of dollars, except per share amounts)
                                   (Unaudited)

                                           QUARTERS ENDED           NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                       -----------------------     -----------------------
                                         1996          1995          1996          1995
                                         ----          ----          ----          ----
Revenues:
  Net sales                            $ 115,681       $90,472      $297,025      $226,689
  Royalty and service fees                 9,657         8,335        24,599        23,501
                                       ---------     ---------     ---------     ---------
   Total revenues                        125,338        98,807       321,624       250,190
                                       ---------     ---------     ---------     ---------
Costs and expenses:
  Cost of sales                           89,551        70,727       230,471       175,603
  Direct service expenses                  7,459         6,412        18,971        18,040
  Selling, general and
    administrative                        19,642        14,648        52,482        41,020
                                       ---------     ---------     ---------     ---------
   Total costs and expenses              116,652        91,787       301,924       234,663
                                       ---------     ---------     ---------     ---------
   Operating income                        8,686         7,020        19,700        15,527

Other income, net                            195            86           547           181
Interest expense                            (832)       (1,046)       (2,966)       (3,064)
                                       ---------     ---------     ---------     ---------
Income before income taxes
  and minority interests                   8,049         6,060        17,281        12,644

Income taxes                              (3,047)       (2,333)       (6,601)       (4,867)
Minority interests                          --            (896)         (116)       (1,744)
                                       ---------     ---------     ---------     ---------
Net income                                 5,002         2,831        10,564         6,033

Retained earnings at beginning
  of period                               34,298        25,830        29,565        23,232

Cash dividends                              (474)         (307)       (1,239)         (847)
Dividends on preferred stock
  of subsidiary                              (33)          (33)          (97)          (97)
                                       ---------     ---------     ---------     ---------
Retained earnings at end of period     $  38,793     $  28,321     $  38,793     $  28,321
                                       =========     =========     =========     =========

Earnings per share:
   Primary                             $     .34     $     .28     $     .78     $     .61
                                       =========     =========     =========     =========
   Fully diluted                       $     .34     $     .27     $     .77     $     .58
                                       =========     =========     =========     =========
Weighted average shares and
  equivalent shares used
  to calculate:
   Primary earnings per share             14,538         9,958        13,363         9,762
                                       =========     =========     =========     =========
   Fully diluted earnings per share       14,840        10,441        13,759        10,395
                                       =========     =========     =========     =========

See accompanying notes to condensed consolidated financial statements.

                                    3 of 10

                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995
                            (In thousands of dollars)
                                   (Unaudited)

                                                           1996          1995
                                                           ----          ----
Cash flows from operating activities:
  Net income                                             $ 10,564      $  6,033
  Adjustments to reconcile net income to net
   cash used in operating activities:
  Depreciation and amortization                             3,018         2,057
  Provision for losses on accounts receivable                 916           575
  Deferred income tax credit                                 --             (75)
  Minority interests, net of dividends paid                   116           926
  Changes in operating assets and liabilities,
   net of effects of acquisitions:
   Accounts receivable                                    (14,401)       (9,305)
   Inventories                                            (22,693)       (6,128)
   Accounts payable and accrued liabilities                 8,930         2,022
   Other, net                                                (393)         (150)
                                                         --------      --------
     Net cash used in operating activities                (13,943)       (4,045)
                                                         --------      --------

Cash flows from investing activities:
  Capital expenditures, net                                (3,639)       (3,165)
  Net proceeds from sales of marketable
   securities                                                 265         1,986
  Business acquisitions, net of cash acquired             (15,119)       (8,175)
                                                         --------      --------
   Net cash used in investing activities                  (18,493)       (9,354)
                                                         --------      --------
Cash flows from financing activities:
  Net borrowings under revolving credit
   agreements                                               8,815        17,399
  Repayments of short-term promissory notes                (4,250)         --
  Repayments of long-term obligations                      (4,264)       (2,145)
  Net proceeds from issuance of common stock               34,329           535
  Cash dividends                                           (1,239)         (847)
  Other, net                                                  (97)          (97)
                                                         --------      --------
   Net cash provided by financing activities               33,294        14,845
                                                         --------      --------
Net increase in cash and cash equivalents                     858         1,446
Cash and cash equivalents at beginning
 of period                                                  3,751         1,744
                                                         --------      --------
Cash and cash equivalents at end of period               $  4,609      $  3,190
                                                         ========      ========
Supplemental cash flow information:
  Interest paid                                          $  3,463      $  1,022
                                                         ========      ========
  Income taxes paid                                      $  4,587      $  1,639
                                                         ========      ========

See accompanying notes to condensed consolidated financial statements.

                                    4 of 10

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

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

2. The results of operations for the quarter and nine month period ended September 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996. The sale of the Company's products and services is seasonal with revenues generally increasing during the months of May through August.

3. At September 30, 1996 and December 31, 1995, inventories consisted of (in thousands):

                               SEPTEMBER 30,       DECEMBER 31,
                                   1996                1995
                               -------------       ------------
   Raw materials                  $  4,584          $  3,637
   Work in process                   1,500             1,359
   Finished goods                   84,323            54,728
                                  --------          --------
                                  $ 90,407          $ 59,724
                                  ========          ========

4. On September 12, 1996, the Company's 10% Convertible Subordinated Debentures (the "Class B Debentures") matured and substantially all outstanding Class B Debentures, totaling approximately $1.5 million, were converted into 333,970 shares of common stock.

5. On September 25, 1996, the Company executed a bank-syndicated revolving credit agreement which provides for borrowings of up to $130 million, expiring on September 30, 2001. The unsecured agreement replaced the Company's previous revolving credit agreements and will be used to fund acquisitions and seasonal working capital needs and for other general corporate purposes. Borrowings under the revolving credit agreement bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (30-day LIBOR plus .375% at September 30,
   1996). The revolving credit agreement contains financial convenants with respect to the Company's consolidated net worth, interest and debt coverage ratios, and limits capital expenditures and dividends in addition to other restrictions.

6. On October 17, 1996, Comfort Supply, Inc., the Company's Houston-based distribution subsidiary, completed the acquisition of Serviceman Supplies, Inc., a $10 million wholesale distributor of residential central air conditioners and related parts and supplies headquartered in Arlington, Texas.

7. Certain amounts for 1995 have been reclassified to conform with the 1996 presentation.

                                    5 of 10

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table presents certain items of the Company's condensed consolidated financial statements for the quarters and nine months ended September 30, 1996 and 1995 expressed as a percentage of revenues:

                                               QUARTERS          NINE MONTHS
                                          ENDED SEPTEMBER 30,   ENDED JUNE 30,
                                          -------------------   --------------
                                            1996      1995      1996      1995
                                            ----      ----      ----      ----

Revenues                                    100.0%    100.0%    100.0%    100.0%
Cost of sales and direct service
  expenses                                  (77.4)    (78.1)    (77.6)    (77.4)
                                            -----     -----     -----     -----
Gross profit                                 22.6      21.9      22.4      22.6
Selling, general and administrative
  expenses                                  (15.7)    (14.8)    (16.3)    (16.4)
                                            -----     -----     -----     -----
Operating income                              6.9       7.1       6.1       6.2
Other income, net                              .2        .1        .2        .1
Interest expense                              (.7)     (1.1)      (.9)     (1.2)
Income taxes                                 (2.4)     (2.3)     (2.1)     (2.0)
Minority interests                             --       (.9)       --       (.7)
                                            -----     -----     -----     -----
Net income                                    4.0%      2.9%      3.3%      2.4%
                                            =====     =====     =====     =====

  The above table and following narrative includes the results of operations of companies acquired during 1996 and 1995 as follows: Airite, Inc., a Louisiana-based distributor acquired in February 1995; H.B. Adams, Inc., a central Florida distributor purchased in March 1995; Environmental Equipment & Supplies, Inc., a North Little Rock, Arkansas-based distributor purchased in June 1995; Central Air Conditioning Distributors, Inc., a Winston-Salem, North Carolina-based distributor purchased in October 1995; and Three States Supply Company, Inc., a Memphis, Tennessee-based distributor purchased in April 1996 (collectively, the "acquisitions"). These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of their operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition.

QUARTER ENDED SEPTEMBER 30, 1996 VS. QUARTER ENDED SEPTEMBER 30, 1995

  Revenues for the three months ended September 30, 1996 increased $26.5 million, or 27%, compared to the same period in 1995. In the climate control segment, revenues increased $25.2 million, or 28%. Excluding the effect of acquisitions, revenues for the climate control segment increased $4.7 million, or 5%. Such increase was primarily due to strong replacement sales activity in Florida and Texas, which together achieved a 9% increase in sales. However, this increase was offset by lower sales in California, which experienced cooler weather and had fewer selling days than in the comparable period last year.

  Gross profit for the three months ended September 30, 1996 increased $6.7 million, or 31%, compared to the same period in 1995. Excluding the effect of acquisitions, gross profit increased $1.3 million, or 6%, primarily as a result of the aforementioned revenue increases. Gross profit margin increased to 22.6% in 1996 from 21.9% in 1995 due to higher margins achieved by newly acquired companies, which exceeded historical margins, and gross margin improvements in the manufacturing operations caused by higher sales. Excluding the effect of acquisitions, gross profit margin for the third quarter of 1996 was unchanged from 1995 at 21.9%.

                                    6 of 10

  Selling, general and administrative expenses for the three months ended September 30, 1996 increased $5.0 million, or 34%, compared to the same period in 1995, primarily due to selling and delivery costs related to increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $1.5 million, or 10%, primarily due to sales volume increases and higher compensation costs. Selling, general and administrative costs as a percent of revenues increased to 15.7% in 1996 from 14.8% in 1995, primarily due to acquisitions, whose percentages exceeded the Company's historical percentages. Excluding the effect of acquisitions, selling, general and administrative costs as a percent of revenues increased to 15.4% in 1996 from 14.8% in 1995, primarily due to costs to develop the international business of the manufacturing operations and increased compensation costs.

  Interest expense for the third quarter of 1996 decreased $214,000, or 20%, compared to the same period in 1995 and, excluding the effect of acquisitions, interest expense decreased $337,000, or 32%. These decreases were primarily due to lower average interest rates on borrowings.

  In March 1996, the Company acquired the minority interests in its distribution subsidiaries. Therefore, there was no minority interest expense in the third quarter of 1996.

  The effective tax rate for the three months ended September 30, 1996 was 37.9% compared to 38.5% for the same period in 1995. The decrease is primarily a result of tax planning strategies which were implemented during 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. NINE MONTHS ENDED SEPTEMBER 30, 1995

  Revenues for the nine months ended September 30, 1996 increased $71.4 million, or 29%, compared to the same period in 1995. In the climate control segment, revenues increased $70.4 million, or 31%. Excluding the effect of acquisitions, revenues for the climate control segment increased $20.6 million, or 9%. Such increase was primarily due to strong replacement sales and increased homebuilding activity.

  Gross profit for the nine months ended September 30, 1996 increased $15.6 million, or 28%, compared to the same period in 1995. Excluding the effect of acquisitions, gross profit increased $2.9 million, or 5%, primarily as a result of the aforementioned revenue increases. Gross profit margin for the nine month period decreased to 22.4% in 1996 from 22.6% in 1995 and, excluding the effect of acquisitions, decreased to 21.9% in 1996 from 22.6% in 1995. These margin decreases were primarily due to certain vendor price increases in late 1995 which the Company did not begin passing on to customers until late in the first quarter of 1996, and additional price increases in mid-1996 which were not fully passed on to customers in the second and third quarters.

  Selling, general and administrative expenses for the nine months ended September 30, 1996 increased $11.5 million, or 28%, compared to the same period in 1995, primarily due to selling and delivery costs related to increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $2.9 million, or 7%, primarily due to sales volume increases. Selling, general and administrative expenses as a percent of revenues decreased to 16.3% in 1996 from 16.4% in 1995 and, excluding the effect of acquisitions, decreased to 16.2% in 1996 from 16.4% in 1995. These decreases were primarily the result of a larger revenue base over which to spread fixed costs.

  Interest expense for the nine months ended September 30, 1996 decreased $98,000, or 3%, compared to the same period in 1995 and, excluding the effect of acquisitions, decreased $616,000, or 20%. These decreases were primarily due to lower average interest rates on borrowings.

  Minority interest expense for the nine months ended September 30, 1996 decreased $1.6 million compared to the same period in 1995. This decrease was due to the Company's acquisition of the minority interests in its distribution subsidiaries in March 1996. Following the acquisition, all of the Company's subsidiaries became wholly owned.

                                    7 of 10

  The effective tax rate for the nine months ended September 30, 1996 was 38.2% compared to 38.5% for the same period in 1995. The decrease is primarily a result of tax planning strategies which were implemented during 1996.

LIQUIDITY AND CAPITAL RESOURCES

   On September 25, 1996, the Company executed a bank-syndicated revolving credit agreement which provides for borrowings of up to $130 million, expiring on September 30, 2001. The unsecured agreement replaced the Company's previous revolving credit facilities and will be used to fund acquisitions and seasonal working capital needs and for other general corporate purposes. Borrowings under the revolving credit agreement, which totaled $49 million at September 30, 1996, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (30-day LIBOR plus .375% at September 30, 1996). The revolving credit agreement contains financial convenants with respect to the Company's consolidated net worth, interest and debt coverage ratios, and limits capital expenditures and dividends in addition to other restrictions.

  The Company has adequate availability of capital from operations and its revolving credit agreement to fund present operations and anticipated growth, including expansion in the Company's current and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates; however, the Company currently has no binding agreement with respect to any acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

  Working capital increased to $127.8 million at September 30, 1996 from $81.4 million at December 31, 1995. In March 1996, the Company completed a public offering of 2,355,000 shares of Common Stock that yielded net proceeds of $32.6 million. In April 1996, the Company used approximately $14.0 million of the net proceeds to fund the acquisition of Three States Supply Co., Inc., a Memphis, Tennessee-based distributor of supplies used primarily in air conditioning and heating systems, and $2.5 million to repay a 12% subordinated note. In September 1996, the Company used approximately $15.7 million of the remaining proceeds from the offering to reduce borrowings under the Company's previous revolving credit agreements.

  Cash and cash equivalents increased $858,000 for the nine month period ended September 30, 1996. Principal sources of cash were net proceeds from the issuance of common stock, borrowings under the revolving credit agreements and profitable operations. The principal uses of cash were to fund working capital needs, acquire Three States Supply, repay long-term obligations and fund capital expenditures. Inventory purchases are substantially funded by borrowings under revolving credit agreements. The increase in inventory in 1996 was higher than 1995 primarily due to higher levels of inventory carried by the distribution operations necessary to meet increased demand caused by growth.

  On October 17, 1996, Comfort Supply, Inc., the Company's Houston-based distribution subsidiary, completed the acquisition of Serviceman Supplies, Inc., a $10 million wholesale distributor of residential central air conditioners and related parts and supplies headquartered in Arlington, Texas.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        10.21 Revolving Credit and Reimbursement Agreement dated September 25, 1996 by and among Watsco, Inc., NationsBank, National Association (South) and the Lenders Party Hereto from Time to Time.

        11. Computation of Earnings Per Share for the Quarters and Nine Months Ended September 30, 1996 and 1995.

        27.   Financial Data Schedule (for SEC use only).

        (b) Reports on Form 8-K filed during the quarter

           None

                                    9 of 10

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WATSCO, INC.
                                          ----------------------------
                                          (Registrant)

                                       By: /s/ RONALD P. NEWMAN
                                           ---------------------------
                                           Ronald P. Newman
                                           Vice President and Secretary
                                           (Chief Financial Officer)

November 13, 1996

                                   10 of 10