Form 10-K405
period 1996-12-31
WATSCO INC
filed 1997-03-31
CIK 105016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

         TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
     Common Stock, $.50 par value                         New York Stock Exchange
Class B Common Stock, $.50 par value                      American Stock Exchange


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1997 was $355,359,855.

The number of shares of common stock outstanding as of March 25, 1997 was 14,987,621 shares of Common Stock and 2,213,897 shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 1996, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12 and
13) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).


                                  WATSCO, INC.
                                  ------------

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996

PART I                                                                                              PAGE

ITEM 1.       BUSINESS                                                                                 1

ITEM 2.       PROPERTIES                                                                               8

ITEM 3.       LEGAL PROCEEDINGS                                                                        11

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      11


PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER                        11
              MATTERS

ITEM 6.       SELECTED FINANCIAL DATA                                                                  12

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                          12
              RESULTS OF OPERATIONS

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                              12

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                          12
              FINANCIAL DISCLOSURE

PART III                                                                                               12

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                          12


                                     PART I

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's business and acquisition strategies, (ii) potential acquisitions by the Company, (iii) the use of the net proceeds from the Company's public offering, (iv) the Company's financing plans, and (v) industry, demographic and other trends affecting the Company's financial condition or results of operations. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of several factors, including general economic conditions, prevailing interest rates, competitive factors and the ability of the Company to continue to implement its acquisition strategy. In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire.

ITEM 1.    BUSINESS

GENERAL

     Watsco, Inc. (the "Registrant" or the "Company") is the largest distributor of residential central air conditioning and heating equipment and related parts and supplies in the United States. In 1989, the Company began a strategy of establishing a network of distribution facilities across the sunbelt where U.S. population growth is greatest, weather patterns are predictably hot and air conditioning is seen as a necessity. Since initiating its strategy, Watsco has acquired 16 distributors of air conditioning and heating equipment and the Company currently has strong market positions in 14 sunbelt states, including leading positions in Florida, Texas and California, the three largest air conditioning markets in the country, as well as five additional states in the midwest. The Company's revenues have increased from $25 million in 1988 to $425 million in 1996. The Company believes it is the only major company pursuing a consolidation strategy of making significant acquisitions in the highly fragmented air conditioning segment of the climate control industry.

     The Company's distribution network currently conducts its distribution business through various subsidiaries: Gemaire Distributors, Inc. and its subsidiaries ("Gemaire"); Heating & Cooling Supply, Inc. ("Heating & Cooling"); Comfort Supply, Inc. and its subsidiaries ("Comfort Supply"); Central Air Conditioning Distributors, Inc. and its subsidiary ("CAC Distributors"); Three States Supply Company, Inc. ("Three States"); Coastline Distribution, Inc. ("Coastline"); A&C Distributors, Inc. (d/b/a Comfortmaker Distribution) ("Comfortmaker Distribution"); Comfort Products Distributing, Inc. ("Comfort Products"); and Central Plains Distributing, Inc. ("Central Plains") (collectively, the "Distribution Operations").

     In addition to distributing air conditioning and heating equipment, the Company also produces over 4,000 electronic and mechanical components for air conditioning, heating and refrigeration equipment through its manufacturing subsidiaries: Watsco Components, Inc., Rho Sigma, Inc. and Cam-Stat, Inc. (the "Manufacturing Operations"). These components are sold to over 5,000 wholesale distribution locations and original equipment manufacturers.

     The Company also owns Dunhill Staffing Systems, Inc. ("Dunhill"), a national provider of permanent and temporary personnel services to business, professional and service organizations, government agencies, health care providers and other employers.

     The Company's principal executive offices are located at 2665 South Bayshore Drive, Suite 901, Coconut Grove, Florida 33133, and its telephone is
(305) 858-0828.

RESIDENTIAL CENTRAL AIR CONDITIONING INDUSTRY

     The Company estimates that the market for residential central air conditioning and heating equipment and related parts and supplies in the sunbelt was over $7 billion in 1996 and has grown at an annual rate of 6.3% since 1990. Residential central air conditioners are manufactured primarily by seven major companies that together account for substantially all units shipped in the U.S each year. These companies are: Carrier Corporation ("Carrier") (a subsidiary of United Technologies Corporation), Goodman Manufacturing Corporation, Rheem Manufacturing Company ("Rheem"), The Trane Company (a subsidiary of American Standard Companies Inc.), York Air Conditioning & Refrigeration, Inc., Inter-City Products Corporation ("Inter-City") and Lennox Industries, Inc. The major manufacturers distribute their products primarily through independent distributors who in turn supply the equipment and related parts and supplies to contractors and dealers nationwide who sell to, and install the products for, the consumer.

     Residential central air conditioning and heating equipment is sold to the replacement and the homebuilding markets. The replacement market has increased substantially in size over the past ten years, surpassing the homebuilding market in significance as a result of the aging of the installed base of residential central air conditioners, the introduction of new energy efficient models and the upgrading of existing homes to central air conditioning. According to the Air Conditioning and Refrigeration Institute, over 72 million central air conditioner units have been installed in the United States since 1975, with approximately 60% of those units installed in the sunbelt. Many units installed from the mid-1970s to the mid-1980s are reaching the end of their useful lives, thus providing a growing replacement market. The mechanical life of central air conditioners varies by region due to usage and is estimated to range from eight to 12 years in Texas and Florida to approximately 18 years in California. These three states are the largest markets for air conditioning and heating equipment in the United States, based on annual unit sales.

BUSINESS AND ACQUISITION STRATEGY

     The Company focuses on satisfying the needs of the higher margin replacement market, where customers generally demand immediate, convenient and reliable service. In response to this need, the Company has adopted a strategy of (i) offering complete product lines, including all equipment and components necessary to install or repair a central air conditioner or furnace, (ii) maintaining multiple warehouse locations in a single metropolitan market for increased customer convenience, and (iii) maintaining well-stocked inventories to ensure that customer orders are filled in a timely manner. The Company believes this strategy provides a competitive advantage over smaller, lesser-capitalized competitors who are unable to maintain the same inventory levels and product variety as the Company. The Company also believes it has a competitive advantage over factory-owned distributors who typically do not maintain inventories of all parts and supplies and whose limited number of warehouse locations make it difficult to meet the time-sensitive demands of the replacement market.

     The Company also sells to the homebuilding market. The Company believes that its reputation for reliable, high quality service and its relationships with contractors, who generally serve both the replacement and new construction markets, allow it to compete effectively in this segment of the market. Homebuilding, in many of the markets the Company serves, remains below levels of the mid-1970s to mid-1980s. However, should homebuilding increase in those markets, the Company is well positioned to benefit from such increases.

     The Company's acquisition strategy is to establish a network of distribution facilities and, since 1989, it has acquired 16 air conditioning distributors. The geographical focus of the Company's strategy has been primarily on the sunbelt where U.S. population growth is greatest, weather patterns are predictably hot and air conditioning is seen as a necessity. The Company believes it is the only major company pursuing a consolidation strategy of making significant acquisitions in the highly fragmented air conditioning distribution industry. The Company's growth strategy seeks to enhance the value of acquired operations by better serving the "one-stop" shopping needs of contractors. This includes broadening product lines and committing other capital resources to develop the acquired businesses, including expanding existing branches and opening new branches. The Company also runs its distribution operations on a decentralized basis in recognition of the value of the long-term relationships established between the distributors and their customers. The Company seeks to preserve the identity of acquired businesses by retaining their management and sales organizations, maintaining the product brand name offerings previously distributed by them, and selectively expanding complementary product offerings. The Company believes this strategy builds on the value of the acquired operations by creating additional sales opportunities, improving operating efficiencies and attaining greater leveraging of expenses.

     The Company currently operates 137 branch warehouses in 19 states. This geographic diversification minimizes the impact of unseasonably mild weather on the sale of replacement air conditioning and heating equipment.

     The following is a description of the Company's acquisitions completed in 1996:

     THREE STATES SUPPLY COMPANY, INC. In April 1996, the Company acquired certain assets of Three States, a Tennessee-based distributor of air conditioning, heating and other building supplies. Three States operates eleven branches in five states and had 1996 revenues of approximately $51 million. Since its acquisition, the Company has expanded the products offered by Three States to include air conditioning and heating equipment.

     SERVICEMAN SUPPLIES, INC. In October 1996, the Company acquired Serviceman, a Texas-based wholesale distributor of residential central air conditioning and heating equipment and related parts and supplies with six branches covering the greater Dallas-Ft. Worth metropolitan area. Serviceman reported revenues of approximately $10 million for its fiscal year ended October 31, 1996.

     COASTAL SUPPLY COMPANY, INC. In December 1996, the Company acquired Coastal Supply, a Georgia-based wholesale distributor of equipment, parts and supplies used in heating and air conditioning systems. Coastal Supply sells from seven branches in Georgia and three in South Carolina. Revenues for 1996 were approximately $8 million.

RECENT DEVELOPMENTS

     INTER-CITY ACQUISITION In January 1997, the Company completed the acquisition of the common stock of Coastline Distribution, Inc. and substantially all of the operating assets of four branch operations from Inter-City Products Corporation (USA). Coastline and the branch operations sell air conditioning and heating products from 25 locations serving markets in Florida, Georgia, southern Alabama, North Carolina, South Carolina, southern California, northern Virginia and Maryland. Cash consideration paid by the Company totaled $22.4 million and is subject to adjustment upon the completion of an audit of the assets purchased and liabilities assumed.

     OFFERING OF COMMON STOCK In February 1997, the Company completed a public offering of 3,000,000 shares of Common Stock resulting in net proceeds of $85.5 million, a significant portion of which was used to repay outstanding borrowings under its revolving credit agreement. The Company anticipates using the remainder of the proceeds to fund its growth strategy and for general corporate purposes.

     CARRIER ACQUISITION In March 1997, the Company completed the purchase of substantially all of the operating assets and assumption of certain liabilities of Carrier Corporation's Comfort Products Distributing and Central Plains Distributing distribution operations. Comfort Products and Central Plains sell air conditioning and heating products from eight locations serving markets in Missouri, Kansas, Nebraska, Iowa, North Dakota and South Dakota. Cash consideration paid by the Company totaled $26.4 million and is subject to adjustment upon the completion of an audit of the assets purchased.

     Also see "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report").

INDUSTRY SEGMENT INFORMATION

     The Company operates in two industry segments: Climate Control and Personnel Services. The Climate Control segment consists of the Distribution Operations and the Manufacturing Operations. The Distribution Operations distribute residential central air conditioning and heating equipment and related parts and supplies in 19 states, located in the sunbelt and midwest, as well as in Latin America and South America. The Manufacturing Operations make components and equipment which are sold and distributed to the air conditioning, refrigeration and heating industry (see "Climate Control Segment").

     In the Personnel Services segment, Dunhill and its subsidiaries provide temporary staffing and permanent placement services (see "Personnel Services Segment"). The Company also has certain employees and resources which provide services to each of these segments. Note 11 of Notes to Consolidated Financial Statements, included in the Company's 1996 Annual Report, incorporated herein by reference under Item 8, contains a table setting forth the revenues and operating income of the Company's two industry segments during the three years ended December 31, 1996, 1995 and 1994.

DESCRIPTION OF BUSINESS

DISTRIBUTION OPERATIONS

     PRODUCTS The Company sells a complete line of residential central air conditioning and heating equipment and related parts and supplies and maintains sufficient inventory to meet customers' immediate needs for products. The Company's strategy is to provide every product a contractor generally would require in order to install or repair a residential or light commercial central air conditioner. The products distributed by the Company in all of its markets consist of: (i) equipment, including residential central air conditioners ranging from 1-1/2 to 5 tons*, light commercial air conditioners ranging up to 20 tons, gas, electric and oil furnaces ranging from 50,000 to 150,000 BTUs and other specialized machinery; (ii) parts, including replacement compressors, evaporator coils, thermostats, motors and other component parts; (iii) supplies, including insulation, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives and other ancillary supplies. With the purchase of Comfort Products and Central Plains from Carrier, the Company also sells commercial air conditioning and heating equipment and systems ranging from 20 to 400 tons throughout five midwestern states.

  Sales of air conditioning and heating equipment accounted for approximately 57% of the Distribution Operations' revenues for 1996. Sales of parts and supplies (currently numbering approximately 60,000 different inventory items) comprised the remaining revenues.

* The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

     DISTRIBUTION AND SALES The Company currently operates from 137 branch warehouses, most of which are located in regions of the sunbelt which the Company believes have favorable demographic trends. The Company maintains well-stocked inventories at each warehouse location to meet the immediate needs of its customers. This is accomplished by transporting inventory between warehouses daily and either directly delivering products to customers with the Company's fleet of 315 trucks or making the products available for pick-up at the branch nearest to the customer. The company has 208 commissioned salespeople who average 12 years of experience in the residential central air conditioning and heating equipment distribution industry.

     MARKETS The Company's branch network serves 19 states from 137 locations. The Company's primary markets in the sunbelt include (in order of market size) Texas, Florida, California, Georgia, North Carolina, Tennessee, Virginia, Alabama, Arizona, Louisiana, South Carolina, Arkansas, Mississippi and Nevada. The Company also serves the midwestern states of Missouri, Kansas, Nebraska, Iowa, North Dakota and South Dakota. The Company also distributes products on an export basis in substantially all of Latin America.

     CUSTOMERS AND CUSTOMER SERVICE The Company sells to contractors and dealers who service the new construction and replacement markets for residential and light commercial central air conditioners. The Company currently serves over 30,000 customers, with no single customer in 1996 accounting for more than 2% of consolidated revenues. The Company focuses on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at the branch locations. Management believes that the Company successfully competes with other distributors in the residential and light commercial central air conditioning market primarily on the basis of its experienced sales organization, strong service support, high quality reputation and broad product lines.

     KEY SUPPLIERS The Company maintains significant relationships with Rheem, Inter-City and Carrier, each a leading manufacturer of residential central air conditioning and heating equipment in the United States. Carrier is also recognized as the leading international manufacturer of commercial air conditioning and heating equipment and systems. Each manufacturer has a well-established reputation of producing high-quality, competitively priced products. The Company believes the manufacturers' current product offerings, quality, serviceability and brand-name recognition allow the Company to operate favorably against its competitors. To maintain brand-name recognition, the manufacturers provide national advertising and participate with the Company in cooperative advertising programs and promotional incentives that are targeted to both contractors and homeowners. The Company estimates the replacement market currently accounts for approximately 65% of industry sales in the United States and expects this percentage to increase as units installed in the 1970s and 1980s wear out and get replaced or updated to more energy-efficient models. The Company believes the products it offers have wide acceptance in the replacement market based on their high efficiency and low noise level -- two key homeowner considerations.

     On a pro forma basis, assuming the combination of the Company's purchases in 1996 and the purchases for businesses recently acquired from Inter-City and Carrier as if such transactions had occurred on January 1, 1996, the Company's proportionate share of purchases from Rheem, Inter-City and Carrier would have been 32%, 11% and 11%, respectively. A significant interruption in the delivery of products would impair the Company's ability to continue to maintain its current inventory levels and could adversely affect the Company's business. The Company's future results of operations are also materially dependent upon the continued market acceptance of these manufacturers' products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. However, the Company believes that its sales of other complimentary equipment products and continued emphasis to expand the sale of parts and supplies are mitigating factors against such risks.

     DISTRIBUTION AGREEMENTS The Company has distribution agreements with each of its key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from two to ten years. Under such agreements, the Company distributes the following brand-name products: (i) Gemaire, Heating & Cooling, Comfort Supply and CAC Distributors - "Rheem" and Ruud"; (ii) Coastline and Comfortmaker Distribution - "Tempstar "and "Comfortmaker", respectively;
(iii) Comfort Products - "Carrier" and "Payne"; and (iv) Central Plains - "Carrier", Bryant" and "Payne". Certain of the distribution agreements contain restrictions that limit the sale of competitive products in the markets served. Other than the markets where such provisions apply, the Company may distribute other manfacturers' lines of air conditioning or heating equipment without restriction.

      RHEEM TRANSACTION Rheem acquired minority ownership interests as a joint venture partner in certain of the Company's subsidiaries as follows: (i) 20% of Gemaire (1989); (ii) 50% of Heating & Cooling (1990); and (iii) 20% of Comfort Supply (1993). In March 1996, the Company and Rheem completed a transaction pursuant to a Stock Exchange Agreement and Plan of Reorganization (the "Exchange Agreement") whereby the Company acquired Rheem's minority ownership interests of these three subsidiaries in exchange for 1,446,542 shares of the Company's unregistered Common Stock. Following completion of this transaction, Gemaire, Comfort Supply and Heating & Cooling became wholly owned subsidiaries of the Company.

MANUFACTURING OPERATIONS

     The Company's Manufacturing Operations produce over 4,000 electronic and mechanical components for air conditioning, heating and refrigeration equipment that are sold to over 5,000 wholesale distribution locations and original equipment manufacturers ("OEMs"), with no single customer accounting for more than 1% of consolidated revenues in 1996. Product offerings include: components, such as line tap and specialty valves, motor compressor protectors, liquid sight glasses and warm air controls; and equipment, such as vacuum pumps and refrigerant recovery systems. Many of the products are patented and compete in the market place based on uniqueness as well as quality and price. OEM customers include most of the major residential air conditioning manufacturers, including Rheem, Carrier, Inter-City and York International (through its Evcon subsidiary).

     Research and development is conducted to improve the quality and performance of manufactured products and to develop new products both in-house and by extensive field testing of products. An engineering staff develops new customized products to end-user specification and continuously improves, supplements and enhances product lines with newly developed products.

PERSONNEL SERVICES SEGMENT

     Dunhill, founded in 1952, is one of the nation's best known personnel service networks. Through franchised, licensed, and company-owned offices in 40 states, Puerto Rico and Canada, Dunhill provides permanent placement and temporary staffing services to businesses, professional and service organizations, government agencies, health care providers and other employers. Dunhill's operations primarily consist 14 company-owned and 8 licensed temporary staffing offices, as well as 104 franchised permanent placement offices and 18 franchised temporary staffing offices. Dunhill's franchisees operate their businesses autonomously within the framework of the Company's policies and standards, and recruit, employ, and pay their own employees, including temporary employees. Dunhill's permanent placement division recruits primarily middle-management, sales, technical, administrative and support personnel for permanent employment in a wide variety of industries and positions.

     Dunhill receives an initial fee from all licensees and franchisees, and on-going revenues in the form of royalty fees and commissions from temporary staffing licensees and franchisees and permanent placement operations. Licenses and franchises are generally granted for 5 and 10 year terms, respectively, and are typically renewable at the option of the licensee or franchisee for additional terms of 5 and 10 years, respectively.

OTHER INFORMATION

COMPETITION

     All of the Company's businesses operate in highly competitive environments. The Company's distribution business competes with a number of distributors and also with air conditioning and heating equipment manufacturers which distribute a significant portion of their products through their own distribution organizations. Many of the manufacturers' distribution organizations are larger than the Company and have substantial financial resources. Competition within any given geographic market is based upon product availability, customer service, price and quality. The Company's manufacturing business has several major competitors, a few of which are larger and have substantial financial resources. Dunhill competes with numerous other large and small national, regional, and local personnel service providers. Competitive pressures or other factors could cause the Company's products or services to lose market acceptance or result in significant price erosion, all of which would have a material adverse effect on the Company's profitability.

EMPLOYEES

     The Climate Control segment employed 1,685 persons and the Personnel Services segment employed 105 persons as of March 25, 1997. The Company believes that its relations with these employees are good.

SEASONALITY

     Sales of residential central air conditioners, heating equipment and parts and supplies manufactured and distributed by the Company have historically been seasonal. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment highest in the fourth quarter. Demand related to the new construction market varies according to the season, with increased demand generally from March through October.

OTHER

     Order backlog is not a material aspect of the Company's business and no material portion of the Company's business is subject to government contracts.

ITEM 2.    PROPERTIES

   The Company's significant facilities are currently in the following locations:

                                                                   SQUARE                OWNED/
     LOCATION                                  USE                 FOOTAGE               LEASED
     --------                                  ---                 -------               ------
Watsco:
   Coconut Grove, FL                     Headquarters                 3,137                Leased
Manufacturing Operations:
   Hialeah, FL                           Manufacturing               90,000                 Owned
   Hialeah, FL                           Manufacturing               36,000                 Owned
   Hialeah, FL                           Manufacturing               12,000                 Owned
Gemaire:
   Deerfield Beach, FL                   Headquarters                10,768                Leased
   Tampa, FL                              Warehouse                  50,000                Leased
   Deerfield Beach, FL                    Warehouse                  48,500                Leased
   Miami, FL                              Warehouse                  43,645                Leased
   Orlando, FL                            Warehouse                  40,000                Leased
   Orlando, FL                            Warehouse                  30,000                Leased
   Clearwater, FL                         Warehouse                  16,500                Leased
   Lakeland, FL                           Warehouse                  15,000                Leased
   Mobile, AL                             Warehouse                  15,000                Leased
   Perrine, FL                            Warehouse                  13,234                Leased
   Riviera Beach, FL                      Warehouse                  12,800                Leased
   Ft. Myers, FL                          Warehouse                  12,000                Leased
   Lakeland, FL                           Warehouse                  12,000                Leased
   Pensacola, FL                          Warehouse                  12,000                Leased
   Hollywood, FL                          Warehouse                  11,400                Leased
   Tampa, FL                              Warehouse                  11,000                Leased
   Daytona Beach, FL                      Warehouse                  10,000                Leased
   Melbourne, FL                          Warehouse                  10,000                Leased
   New Port Richey, FL                    Warehouse                  10,000                Leased
   Ocala, FL                              Warehouse                  10,000                Leased
   St. Petersburg, FL                     Warehouse                  10,000                Leased
   Vero Beach, FL                         Warehouse                  10,000                Leased
   Jacksonville, FL                       Warehouse                   9,790                Leased
   Sarasota, FL                           Warehouse                   8,578                Leased
   St. Petersburg, FL                     Warehouse                   8,500                Leased
   Ft. Walton Beach, FL                   Warehouse                   8,000                Leased
   Jacksonville, FL                       Warehouse                   8,000                Leased
   Tallahassee, FL                        Warehouse                   8,000                Leased
   Panama City, FL                        Warehouse                   7,500                Leased
   Lakeland, FL                           Warehouse                   7,200                Leased
   Sebring, FL                            Warehouse                   7,000                Leased
   Winter Haven, FL                       Warehouse                   7,000                Leased
   Murdock, FL                            Warehouse                   6,300                Leased
   Tampa, FL                              Warehouse                   3,000                Leased

                                                                   SQUARE                  OWNED/
     LOCATION                                  USE                 FOOTAGE                LEASED
     --------                                  ---                 -------                 ------
Heating & Cooling:
   San Diego, CA                         Headquarters                 7,200                Leased
   Modesto, CA                            Warehouse                  60,000                Leased
   Phoenix, AZ                            Warehouse                  30,000                Leased
   Fresno, CA                             Warehouse                  25,079                Leased
   Orange, CA                             Warehouse                  25,050                Leased
   San Diego, CA                          Warehouse                  25,000                Leased
   Riverside, CA                          Warehouse                  24,940                Leased
   Sacramento, CA                         Warehouse                  24,000                Leased
   Van Nuys, CA                           Warehouse                  22,100                Leased
   City of Industry                       Warehouse                  20,000                Leased
   Santa Clara, CA                        Warehouse                  20,000                Leased
   Las Vegas, NV                          Warehouse                  19,600                Leased
   Escondido, CA                          Warehouse                  15,000                Leased
   Long Beach, CA                         Warehouse                  15,000                Leased
   Tucson, AZ                             Warehouse                  14,500                Leased
   Oxnard, CA                             Warehouse                  14,344                Leased
   El Cajon, CA                           Warehouse                   5,836                Leased
   North Phoenix, AZ                      Warehouse                   5,000                Leased
   Yuma, AZ                               Warehouse                   3,800                Leased
   Dublin, CA                             Warehouse                   3,000                Leased
Comfort Supply:
   Houston, TX                      Headquarters/Warehouse           38,780                Leased
   Carrollton, TX                         Warehouse                  35,000                Leased
   Arlington, TX                          Warehouse                  33,500                Leased
   North Little Rock, AR                  Warehouse                  25,000                Leased
   Bryan, TX                              Warehouse                  21,750                Leased
   Harlingen, TX                          Warehouse                  17,000                Leased
   Killeen, TX                            Warehouse                  17,000                Leased
   Shreveport, LA                         Warehouse                  16,000                Leased
   Austin, TX                             Warehouse                  15,700                Leased
   Haltom City, TX                        Warehouse                  15,000                Leased
   Houston, TX                            Warehouse                  15,000                Leased
   Longview, TX                           Warehouse                  15,000                 Owned
   Houston, TX                            Warehouse                  14,800                Leased
   San Antonio, TX                        Warehouse                  14,000                Leased
   Houston, TX                            Warehouse                  12,000                Leased
   Dallas, TX                             Warehouse                  11,250                Leased
   Houston, TX                            Warehouse                  10,570                Leased
   Arlington, TX                          Warehouse                  10,350                Leased
   Plano, TX                              Warehouse                  10,200                Leased
   McAllen, TX                            Warehouse                  10,000                Leased
   Monroe, LA                             Warehouse                  10,000                Leased
   Texarkana, TX                          Warehouse                  10,000                Leased
   North Richland Hills, TX               Warehouse                   9,600                Leased
   Dallas, TX                             Warehouse                   8,650                Leased
   Stephenville, TX                       Warehouse                   7,100                Leased
   Stafford, TX                           Warehouse                   5,500                Leased
   Jonesboro, AR                          Warehouse                   5,000                Leased

                                                                   SQUARE                OWNED/
     LOCATION                                  USE                 FOOTAGE               LEASED
     --------                                  ---                 -------               ------
Three States:
   Memphis, TN                      Headquarters/Warehouse          105,000                 Owned
   St. Louis, MO                          Warehouse                 100,000                Leased
   Huntsville, AL                         Warehouse                  46,584                Leased
   Jackson, MS                            Warehouse                  43,000                Leased
   Nashville, TN                          Warehouse                  34,000                Leased
   Little Rock, AR                        Warehouse                  28,600                 Owned
   Ft. Smith, AR                          Warehouse                  27,000                Leased
   Memphis, TN                            Warehouse                  25,000                Leased
   Springfield, MO                        Warehouse                  24,000                Leased
   Memphis, TN                            Warehouse                  16,400                Leased
   Memphis, TN                            Warehouse                  12,000                 Owned
   Decatur, AL                            Warehouse                  10,000                Leased
CAC Distributors:
   Winston-Salem, NC                Headquarters/Warehouse           12,500                Leased
   Charlotte, NC                          Warehouse                  66,300                Leased
   Savannah, GA                           Warehouse                  25,000                Leased
   Hickory, NC                            Warehouse                  22,806                Leased
   Greensboro, NC                         Warehouse                  20,000                Leased
   Winston-Salem, NC                      Warehouse                  14,500                Leased
   Statesboro, GA                         Warehouse                  10,400                Leased
   Asheville, NC                          Warehouse                  10,000                Leased
   Athens, GA                             Warehouse                  10,000                Leased
   Gainesville, GA                        Warehouse                  10,000                Leased
   Seneca, SC                             Warehouse                   7,970                Leased
   Vidalia, GA                            Warehouse                   7,500                Leased
   Milledgeville, GA                      Warehouse                   6,400                Leased
   Anderson, SC                           Warehouse                   6,000                Leased
   Greenwood, SC                          Warehouse                   5,000                Leased
   Savannah, GA                           Warehouse                   3,000                Leased
Coastline:
   Sanford, FL                           Headquarters                20,000                Leased
   Ft. Lauderdale, FL                     Warehouse                  43,047                Leased
   Doraville, GA                          Warehouse                  35,047                Leased
   Sanford, FL                            Warehouse                  30,000                Leased
   Orlando, FL                            Warehouse                  25,000                Leased
   Tampa, FL                              Warehouse                  24,000                Leased
   Ft. Myers, FL                          Warehouse                  20,150                Leased
   Riviera Beach, FL                      Warehouse                  20,000                Leased
   Miami, FL                              Warehouse                  19,030                Leased
   Gainesville, FL                        Warehouse                  18,000                Leased
   Sanford, FL                            Warehouse                  17,500                Leased
   Jacksonville, FL                       Warehouse                  15,000                Leased
   Clearwater, FL                         Warehouse                  14,500                Leased
   Ocala, FL                              Warehouse                  14,000                Leased
   Tallahassee, FL                        Warehouse                  12,500                Leased
   Pensacola, FL                          Warehouse                  12,080                Leased
   Sarasota, FL                           Warehouse                  12,000                Leased
   Naples, FL                             Warehouse                  11,500                Leased

                                     - 10 -

                                                                   SQUARE                OWNED/
     LOCATION                                  USE                 FOOTAGE               LEASED
     --------                                  ---                 -------               ------
Coastline (cont.):
   West Melbourne, FL                     Warehouse                  11,250                Leased
   Holly Hill, FL                         Warehouse                  10,300                Leased
   Marietta, GA                           Warehouse                  10,000                Leased
   Port Richey, FL                        Warehouse                  10,000                Leased
   Dothan, AL                             Warehouse                   8,424                Leased
   Sanford, FL                            Warehouse                   6,000                Leased
   Daytona, FL                            Warehouse                   3,000                Leased
Comfortmaker Distribution:
   Chino, CA                              Warehouse                  43,000                Leased
   Savage, MD                             Warehouse                  37,000                Leased
   Charlotte, NC                          Warehouse                  36,000                Leased
   Norcross, GA                           Warehouse                  30,000                Leased
Comfort Products:
   Kansas City, MO                  Headquarters/Warehouse           39,860                Leased
   Springfield, MO                        Warehouse                  18,000                Leased
   Lenexa, KS                             Warehouse                  12,500                Leased
   Wichita, KS                            Warehouse                  10,000                Leased
Central Plains:
   Omaha, NE                        Headquarters/Warehouse           52,800                Leased
   Des Moines, IA                         Warehouse                  18,000                Leased
   Sioux Falls, SD                        Warehouse                  15,450                Leased
   Lincoln, NE                            Warehouse                   5,250                Leased
Dunhill:
   Woodbury, NY                          Headquarters                 6,300                Leased


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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

      Page 28 of the 1996 Annual Report contains "Information on Common Stock", which identifies the market on which the Registrant's common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 1996, 1995 and 1994 and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

      Page 8 of the Company's 1996 Annual Report contains "Selected Consolidated Financial Data" and is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

      Pages 9 through 11 of the Company's 1996 Annual Report contain "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Pages 12 through 26 of the Company's 1996 Annual Report contain the 1996 and 1995 Balance Sheets and other financial statements for the years ended December 31, 1996, 1995 and 1994, together with the report thereon of Arthur Andersen LLP dated March 24, 1997, are incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                         PAGE NO. IN
                                                                                         ANNUAL REPORT
                                                                                         -------------
(a)        Financial Statements, Financial Statement Schedules and Exhibits

     (1)   Financial Statements (incorporated by reference from the 1996
                Annual Report of Watsco, Inc.):

           Consolidated Statements of Income for the years
                ended December 31, 1996, 1995 and 1994                                           12
           Consolidated Balance Sheets as of December 31, 1996 and 1995                          13
           Consolidated Statements of Shareholders' Equity
                for the years ended December 31, 1996, 1995 and 1994                             14
           Consolidated Statements of Cash Flows for the
                years ended December 31, 1996, 1995 and 1994                                     15
           Notes to Consolidated Financial Statements                                            16
           Report of Independent Certified Public Accountants                                    26
           Selected Quarterly Financial Data (Unaudited)                                         27




                                                                                PAGE NO. IN
                                                                                FORM 10-K
                                                                                -----------
     (2)   Financial Statement Schedule:
           For the three years ended December 31, 1996:

           Report of Independent Certified Public Accountants on Schedules         S-1

           II.    Valuation and Qualifying Accounts                                S-2



           All other schedules have been omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements or notes thereto.

     (3)     Exhibits:     The following list of exhibit includes exhibits
                           submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

     3.1     Company's Amended and Restated Articles of Incorporation (filed as
             Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference).

     3.2 Company's Amended Bylaws (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1985 and incorporated herein by reference).

     4.1     Specimen form of Class B Common Stock Certificate (filed as
             Exhibit 4.6 to the Company's Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

     4.2 Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

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

     10.6    Stock Exchange Agreement and Plan of Reorganization dated
             February 6, 1996 by and between Watsco, Inc. and Rheem Manufacturing Company (filed as Exhibit 10.29 to the Company's Registration Statement on Form S-3 (No. 333-00371) and incorporated herein by reference).

     10.7 Amendment dated February 6, 1996 to Distributor Agreement dated December 30, 1998 between Rheem Manufacturing Company and Gemaire Distributors, Inc. (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

     10.8 Amendment dated February 6, 1996 to Distributor Agreement dated May 25, 1993 (and as amended by Supplemental Agreement dated as of June 1, 1995) between Rheem Manufacturing Company and Comfort Supply, Inc. (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

     10.9 Amendment dated February 6, 1996 to Distributor Agreement dated October 15, 1990 between Rheem Manufacturing Company and Heating & Cooling Supply, Inc. (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

     10.10 Revolving Credit and Reimbursement Agreement dated September 25, 1996 by and among Watsco, Inc., NationsBank, National Association (South) and the Lenders Party Hereto from Time to Time (filed as
             Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference).

     10.11 Asset Purchase Agreement dated March 24, 1997 by and between CP Distributors, Inc. and Carrier Corporation. #

     10.12   1983 Executive Stock Option Plan of Watsco, Inc. (filed as
             Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 33-6229) and incorporated herein by reference).

     10.13   Key Executive Deferred Compensation Agreement dated January
             31, 1983, between Watsco, Inc. and Albert H. Nahmad (filed as
             Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

     10.14   Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as
             Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 30, 1993 and incorporated herein by reference).

     10.15 Watsco, Inc. Amended and Restated Profit Sharing Retirement Plan and Trust Agreement dated October 21, 1994 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

     10.16 Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit
             10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference).

     10.17   Watsco, Inc. 1996 Qualified Employee Stock Purchase Plan
             (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (333-10363) and incorporated herein by reference.

     11. Computation of Earnings Per Share for the years ended December 31, 1996, 1995 and 1994. #

     13. 1996 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 1996 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K). #

     21.     Subsidiaries of the Registrant.  #

     23.     Consent of Independent Certified Public Accountants. #

     27.     Financial Data Schedule.  #

     Note to exhibits:

     #       Submitted electronically herewith.

(b)          Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WATSCO, INC.

March 28, 1997                              By: /S/ ALBERT H. NAHMAD
                                               ---------------------
                                                Albert H. Nahmad, President

March 28, 1997                              By: /S/ RONALD P. NEWMAN
                                               ---------------------
                                                Ronald P. Newman, Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                               DATE
---------                                   -----                               ----
/S/ ALBERT H. NAHMAD                        Chairman of the Board and           March 28, 1997
-------------------------                   President (principal
Albert H. Nahmad                            executive officer)

/S/ RONALD P. NEWMAN                        Vice President of Finance           March 28, 1997
Ronald P. Newman                            and Secretary (principal
                                            accounting officer)

/S/ D.A. COAPE-ARNOLD                       Director                            March 28, 1997
-------------------------
D.A. Coape-Arnold

/S/ DAVID B. FLEEMAN                        Director                            March 28, 1997
-------------------------
David B. Fleeman

/S/ JAMES S. GRIEN                          Director                            March 28, 1997
-------------------------
James S. Grien

/S/ PAUL F. MANLEY                          Director                            March 28, 1997
-------------------------
Paul F. Manley

/S/ BOB L. MOSS                             Director                            March 28, 1997
-------------------------
Bob L. Moss

/S/ ROBERTO MOTTA                           Director                            March 28, 1997
-------------------------
Roberto Motta

/S/ ALAN H. POTAMKIN                        Director                            March 28, 1997
-------------------------
Alan H. Potamkin

/S/ GARY L. TAPELLA                         Director                            March 28, 1997
-------------------------
Gary L. Tapella

                                     - 16 -

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and
   Shareholders of Watsco, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Watsco, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 24, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
   March 24, 1997.

                                  WATSCO, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (In thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

BALANCE, December 31, 1993                                 $3,012
    Allowances from acquisitions                              597
    Write-offs, net                                          (928)
                                                         --------
BALANCE, December 31, 1994                                  2,681
    Allowance from acquisitions                               453
    Additions charged to costs and expenses                 1,197
    Write-offs, net                                        (1,230)
                                                         --------
BALANCE, December 31, 1995                                  3,101
    Allowances from acquisitions                              109
    Additions charged to costs and expenses                 1,541
    Write-offs, net                                        (1,655)
                                                         --------
BALANCE, December 31, 1996                                 $3,096
                                                         ========

                               INDEX TO EXHIBITS
EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

  10.11 Asset Purchase Agreement dated March 24, 1997 by and between CP Distributors, Inc. and Carrier Corporation.

     11. Computation of Earnings Per Share for the years ended December 31, 1996, 1995 and 1994.

     13. 1996 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 1996 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

     21.     Subsidiaries of the Registrant.

     23.     Consent of Independent Certified Public Accountants.

     27.     Financial Data Schedule.