Form 10-Q
period 1997-03-31
WATSCO INC
filed 1997-05-15
CIK 105016

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 15,028,600 shares of the Company's Common Stock ($.50 par value) and 2,179,847 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of May 13, 1997.

                          PART I. FINANCIAL INFORMATION
                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   MARCH 31,        DECEMBER 31,
                                                     1997              1996
                                                   --------         -----------
ASSETS                                           (UNAUDITED)
Current assets:
   Cash and cash equivalents                       $  3,936          $  5,020
   Marketable securities                              1,124               334
   Accounts receivable, net                          81,227            59,523
   Inventories                                      133,808            87,637
   Other current assets                               7,588             6,502
                                                   --------          --------
     Total current assets                           227,683           159,016

   Property, plant and equipment, net                19,081            16,174
   Intangible assets, net                            35,512            23,596
   Other assets                                       5,974             4,795
                                                   --------          --------
                                                   $288,250          $203,581
                                                   ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations        $    942          $    794
   Accounts payable                                  33,650            17,343
   Accrued liabilities                                9,969            10,884
                                                   --------          --------
     Total current liabilities                       44,561            29,021

Long-term obligations:
   Borrowings under revolving credit agreement       26,100            48,000
   Bank and other debt                                5,417             3,027
                                                   --------          --------
                                                     31,517            51,027
                                                   --------          --------

Deferred income taxes                                   911               911
Deferred credits                                      2,439               693
Preferred stock of subsidiary                         2,000             2,000

Shareholders' equity:
   Common Stock, $.50 par value                       7,491             5,927
   Class B Common Stock, $.50 par value               1,107             1,089
   Paid-in capital                                  155,681            72,129
   Retained earnings                                 42,543            40,784
                                                   --------          --------
     Total shareholders' equity                     206,822           119,929
                                                   --------          --------
                                                   $288,250          $203,581
                                                   ========          ========

See accompanying notes to condensed consolidated financial statements.



                                  WATSCO, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1997 and 1996
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                          1997         1996
                                                                       ---------    ---------
Revenues:
   Net sales                                                           $ 101,745    $  70,675
   Royalty and service fees                                                9,567        7,114
                                                                       ---------    ---------
     Total revenues                                                      111,312       77,789
                                                                       ---------    ---------

Costs and expenses:
   Cost of sales                                                          77,851       54,671
   Direct service expenses                                                 7,435        5,483
   Selling, general and administrative                                    21,750       14,366
                                                                       ---------    ---------
     Total costs and expenses                                            107,036       74,520
                                                                       ---------    ---------
     Operating income                                                      4,276        3,269

Other income, net                                                            213           69
Interest expense                                                            (778)      (1,045)
                                                                       ---------    ---------
Income before income taxes and minority interests                          3,711        2,293
Income taxes                                                              (1,429)        (871)
Minority interests                                                          --           (116)
                                                                       ---------    ---------
Net income                                                                 2,282        1,306

Retained earnings at beginning of period                                  40,784       31,136

Common stock cash dividends                                                 (491)        (315)
Dividends on preferred stock of subsidiary                                   (32)         (32)
                                                                       ---------    ---------
Retained earnings at end of period                                     $  42,543    $  32,095
                                                                       =========    =========

Earnings per share:

   Primary                                                             $     .14    $     .11
                                                                       =========    =========

   Fully diluted                                                       $     .14    $     .11
                                                                       =========    =========

Weighted average shares and
   equivalent shares used to calculate (1):

   Primary earnings per share                                             16,400       11,101
                                                                       =========    =========

   Fully diluted earnings per share                                       16,400       11,553
                                                                       =========    =========


(1) Weighted average common shares used in the calculation of earnings per share for the quarter ended March 31, 1996 have been restated to reflect a 3-for-2 stock split paid on June 14, 1996.

See accompanying notes to condensed consolidated financial statements.


                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (In thousands)
                                   (Unaudited)

                                                                     1997        1996
                                                                   --------    --------
Cash flows from operating activities:
   Net income                                                      $  2,282    $  1,306
   Adjustments to reconcile net income to net
     cash used in operating activities:
   Depreciation and amortization                                      1,264         799
   Provision for doubtful accounts                                      149         220
   Minority interests, net of dividends paid                           --           116
   Change in operating assets and liabilities,
     net of effects of acquisitions:
       Accounts receivable                                           (3,504)     (2,309)
       Inventories                                                  (13,678)    (10,895)
       Accounts payable and accrued liabilities                       3,885        (359)
       Other, net                                                    (2,127)       (435)
                                                                   --------    --------
     Net cash used in operating activities                          (11,729)    (11,557)
                                                                   --------    --------

Cash flows from investing activities:
   Capital expenditures, net                                         (2,167)     (1,142)
   Business acquisitions, net of cash acquired                      (48,891)       --
   Net sales (purchases) of marketable securities                      (712)        267
                                                                   --------    --------
     Net cash used in investing activities                          (51,770)       (875)
                                                                   --------    --------
Cash flows from financing activities:
   Net borrowings (repayments) under revolving credit agreements    (21,900)     13,904
   Net repayments of short-term promissory notes                       --        (1,500)
   Net repayments of long-term obligations                             (335)        (33)
   Net proceeds from issuances of common stock                       85,173      33,938
   Cash dividends                                                      (491)       (315)
   Other                                                                (32)        (32)
                                                                   --------    --------
     Net cash provided by financing activities                       62,415      45,962
                                                                   --------    --------
Net increase (decrease) in cash and cash equivalents                 (1,084)     33,530
Cash and cash equivalents at beginning of period                      5,020       3,751
                                                                   --------    --------
Cash and cash equivalents at end of period                         $  3,936    $ 37,281
                                                                   ========    ========

Supplemental cash flow information:
   Interest paid                                                   $    772    $    980
                                                                   ========    ========
   Income taxes paid                                               $    610    $     58
                                                                   ========    ========


     See accompanying notes to condensed consolidated financial statements.

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1. The condensed consolidated balance sheet as of December 31, 1996, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation have been included in the condensed consolidated financial statements herein.

2. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results for the year ending December 31, 1997. The sale of the Company's products and services is seasonal with revenues generally increasing during the months of May through August.

3. At March 31, 1997 and December 31, 1996, inventories consist of (in thousands):

                                         MARCH 31,                DECEMBER 31,
                                           1997                      1996
                                         --------                 ------------

     Raw materials                       $  5,158                  $  4,208
     Work in process                        1,512                     1,502
     Finished goods                       127,138                    81,927
                                         --------                  --------
                                         $133,808                  $ 87,637
                                         ========                  ========

4. In January 1997, the Company completed the acquisition of the common stock of Coastline Distribution, Inc. ("Coastline") and the purchase of substantially all of the operating assets of four branch operations from Inter-City Products Corporation (USA). Coastline and the branches operate as wholesale distributors of residential air conditioning and heating products in Florida, Georgia, southern Alabama, North Carolina, South Carolina, southern California, northern Virginia and Maryland.

     In March 1997, the Company completed the purchase of substantially all of the operating assets and assumption of certain liabilities of Carrier Corporation's Comfort Products Distributing ("Comfort Products") and Central Plains Distributing ("Central Plains") distribution operations. Comfort Products and Central Plains sell heating and air conditioning products from eight branches serving markets in Missouri, Kansas, Nebraska, Iowa, North Dakota and South Dakota.

     Cash consideration paid by the Company for these acquisitions totaled approximately $48.9 million and is subject to adjustment upon the completion of an audit of the assets purchased and the liabilities assumed. These acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the condensed consolidated statement of income beginning on their respective dates of acquisition. The excess of the aggregate purchase prices over the net assets acquired of approximately $11.9 million is being amortized on a straight-line basis over 40 years. In connection with these acquisitions, the Company assumed liabilities of approximately $15.1 million.

5. In February 1997, the Company completed the sale of 3,000,000 shares of Common Stock in a public offering resulting in net proceeds of approximately $85.2 million, a significant portion of which was used to repay borrowings under its revolving credit agreement. In March 1997, the Company used a portion of the proceeds to fund the acquisition of Carrier Corporation's Comfort Products and Central Plains distribution operations discussed above. The Company intends to use the remaining net proceeds for general corporate purposes including potential acquisitions.

6. In April 1997, the Company announced that it (or its subsidiaries) had signed letters of intent to acquire the net assets and businesses of four wholesale distributors of air conditioning, heating and refrigeration equipment and related parts and supplies. The businesses to be acquired have aggregate annual revenues of approximately $57 million, collectively operate 30 branches and serve markets in Texas, California, North Carolina, Tennessee, Louisiana, Nevada, and Oklahoma. The transactions are subject to the execution of definitive agreements and other conditions.

7. Certain amounts for 1996 have been reclassified to conform with the 1997 presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 VS. QUARTER ENDED MARCH 31, 1996

RESULTS OF OPERATIONS

   The following table presents certain items of the Company's consolidated financial statements for the three months ended March 31, 1997 and 1996, expressed as a percentage of revenues:

                                                      1997             1996
                                                     ------           -------

Revenues                                              100.0%            100.0%
Cost of sales and direct service expenses             (76.6)            (77.3)
                                                     ------           -------
Gross profit                                           23.4              22.7
Selling, general and administrative expenses          (19.5)            (18.5)
                                                     ------           -------
Operating income                                        3.9               4.2
Other income, net                                        .2               -
Interest expense                                        (.7)             (1.3)
Income taxes                                           (1.3)             (1.1)
Minority interests                                        -               (.1)
                                                     ------           -------
Net income                                              2.1%              1.7%
                                                     ======           =======

   The above table and following narrative includes the results of operations of companies acquired during 1997 and 1996 as follows: Three States Supply
Company, Inc., acquired in April 1996; Serviceman Supplies, Inc., acquired in October 1996; Coastal Supply Company, Inc., acquired in December 1996; Coastline Distribution, Inc. and four branch operations, acquired in January 1997; and Comfort Products Distributing, Inc. and Central Plains Distributing, Inc., acquired in March 1997 (collectively, the "acquisitions"). These acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition.

   Revenues for the three months ended March 31, 1997 increased $33.5 million, or 43%, compared to the same period in 1996. In the climate control segment, revenues increased $31.1 million, or 44%. Excluding the effect of acquisitions, revenues for the climate control segment increased $1.8 million, or 3%. Such increase was primarily due to greater sales of parts and supplies resulting from expanded product lines.

   Gross profit for the three months ended March 31, 1997 increased $8.4 million, or 48%, as compared to the same period in 1996. Excluding the effect of acquisitions, gross profit increased $1.2 million, or 7%, primarily as a result of the aforementioned revenue increase and improvement in gross profit margins. Gross profit margin in the first quarter increased to 23.4% in 1997 from 22.7% in 1996. Excluding the effect of acquisitions, gross profit margin increased to 23.3% in 1997 from 22.7% in 1996. These increases were primarily due to certain vendor price increases during 1995 which the Company did not begin passing on to customers until the second quarter of 1996 and the effect of new vendor procurement programs benefiting the Company with lower purchase costs for certain parts and supplies in 1997.

   Selling, general and administrative expenses for the three months ended March 31, 1997 increased $7.3 million, or 51%, compared to the same period in 1996, primarily due to selling and delivery costs related to increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $1.3 million, or 9%, primarily due to revenue increases. Selling, general and administrative expenses as a percent of revenues increased to 19.5% in 1997 from 18.5% in 1996, primarily due to higher cost structures of acquired companies and startup costs related to the opening of new distribution branches. Excluding the effect of acquisitions, selling, general and administrative expenses as a percent of revenues increased to 19.3% in 1997 from 18.5% in 1996, primarily due to relatively higher cost structures of new distribution branches.

   Interest expense for the first quarter in 1997 decreased approximately $267,000, or 26%, compared to the same period in 1996 and, excluding the effect of acquisitions, interest expense decreased $737,000, or 71%, primarily due to lower average borrowings.

   In March 1996, the Company acquired the minority interests in certain of its distribution subsidiaries. Therefore, there was no minority interest expense in the first quarter of 1997.

   The effective tax rate for the three months ended March 31, 1997 was 38.5% compared to 38.0% for the same period in 1996. This increase was due to a greater percentage of income earned in states having higher tax rates in 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has adequate availability of capital from operations and its revolving credit agreement to fund present operations and anticipated growth, including expansion in the Company's current and targeted market areas. At March 31, 1997, borrowings under the revolving credit agreement totaled $26.1 million and bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus 3/8% at March 31, 1997). The revolving credit agreement contains financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios, and limits capital expenditures and dividends in addition to other restrictions.

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

   Working capital increased to $183.1 million at March 31, 1997 from $130.0 million at December 31, 1996. This increase is primarily due to the receipt of net proceeds of approximately $85.2 million from the sale of 3,000,000 shares of the Company's Common Stock in February 1997. In March 1997, the Company used the net proceeds to pay down its revolving credit agreement and to fund the acquisitions of Comfort Products and Central Plains.

   Cash and cash equivalents decreased $1.1 million during the first quarter of 1997. Principal sources of cash during the quarter were net proceeds from the issuance of common stock, borrowings under the revolving credit agreements and profitable operations. The principal uses of cash were to fund working capital needs, finance business acquisitions and repay long-term obligations. Inventory purchases are substantially funded by borrowings under a revolving credit agreement.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no significant changes from the information reported in the Annual Report on Form 10-K for the period ended December 31, 1996, filed on March 31, 1997.

Item 2.  Changes in the Rights of the Company's Security Holders

         None

Item 3.  Defaults by the Company on its Senior Securities

         None

Item 4.  Results of Votes of Securities Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

         11. Computation of Earnings Per Share for the Quarters Ended March 31, 1997 and 1996.

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

                                                WATSCO, INC.
                                                ------------------------------
                                                (Registrant)

                                            By: /s/ RONALD P. NEWMAN
                                                ------------------------------
                                                Ronald P. Newman
                                                Vice President and Secretary
                                                (Chief Financial Officer)

May 14, 1997

EXHIBIT                                            PAGE
-------                                            ----
  11      Computation of Earnings Per Share         12

  27      Financial Data Schedule                   13