Form 10-Q
period 1997-06-30
WATSCO INC
filed 1997-08-14
CIK 105016

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 15,096,212 shares of the Company's Common Stock ($.50 par value) and 2,172,647 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of August 5, 1997.



                         PART I. FINANCIAL INFORMATION
                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     JUNE 30,                 DECEMBER 31,
                                                                       1997                      1996
                                                                    ---------                 -----------
ASSETS                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                        $   6,123                 $    5,020
   Marketable securities                                                1,138                        334
   Accounts receivable, net                                           110,119                     59,523
   Inventories                                                        150,115                     87,637
   Other current assets                                                 8,144                      6,502
                                                                  -----------                -----------
     Total current assets                                             275,639                    159,016

   Property, plant and equipment, net                                  25,245                     16,174
   Intangible assets, net                                              39,279                     23,596
   Other assets                                                         9,050                      4,795
                                                                  -----------                -----------
                                                                     $349,213                   $203,581
                                                                  ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                        $      994                 $      794
   Accounts payable                                                    44,186                     17,343
   Accrued liabilities                                                 16,129                     10,884
                                                                  -----------                -----------
     Total current liabilities                                         61,309                     29,021
                                                                  -----------                -----------
Long-term obligations:
   Borrowings under revolving credit agreement                         57,900                     48,000
   Bank and other debt                                                 10,438                      3,027
                                                                  -----------                -----------
                                                                       68,338                     51,027
                                                                  -----------                -----------

Deferred income taxes and credits                                       1,671                      1,604
Preferred stock of subsidiaries                                         4,413                      2,000

Shareholders' equity:
   Common Stock, $.50 par value                                         7,548                      5,927
   Class B Common Stock, $.50 par value                                 1,086                      1,089
   Paid-in capital                                                    156,578                     72,129
   Retained earnings                                                   48,270                     40,784
                                                                  -----------                -----------
     Total shareholders' equity                                       213,482                    119,929
                                                                  -----------                -----------
                                                                     $349,213                   $203,581
                                                                  ===========                ===========

See accompanying notes to condensed consolidated financial statements.

                                     2 of 12



                                  WATSCO, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
              QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 QUARTER ENDED          SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                              ------------------      --------------------
                                                              1997          1996      1997            1996
                                                              ----          ----      ------          ----
Revenues:
   Net sales                                              $171,153      $110,669     $272,898     $181,344
   Royalty and service fees                                 11,220         7,828       20,787       14,942
                                                         ---------    ----------    ---------    ---------
     Total revenues                                        182,373       118,497      293,685      196,286
                                                         ---------    ----------    ---------    ---------
Costs and expenses:
   Cost of sales                                           133,274        86,249      211,125      140,920
   Direct service expenses                                   8,784         6,029       16,219       11,512
   Selling, general and administrative                      29,338        18,474       51,088       32,840
                                                         ---------    ----------    ---------    ---------
     Total costs and expenses                              171,396       110,752      278,432      185,272
                                                         ---------    ----------    ---------    ---------
     Operating income                                       10,977         7,745       15,253       11,014

Other income, net                                              251           283          464          352
Interest expense                                              (789)       (1,089)      (1,567)      (2,134)
                                                         ---------    ----------    ---------    ---------
Income before income taxes and minority interests           10,439         6,939       14,150        9,232

Income taxes                                                (4,076)       (2,683)      (5,505)      (3,554)
Minority interests                                               -             -            -         (116)
                                                         ---------    ----------    ---------    ---------
Net income                                                   6,363         4,256        8,645        5,562

Retained earnings at beginning of period                    42,543        30,524       40,784       29,565

Common stock cash dividends                                   (604)         (450)      (1,095)        (765)
Dividends on preferred stock of subsidiary                     (32)          (32)         (64)         (64)
                                                         ---------    ----------    ---------    ---------
Retained earnings at end of period                        $ 48,270      $ 34,298     $ 48,270     $ 34,298
                                                         =========    ==========    =========    =========

Earnings per share:

     Primary                                                  $.35          $.29         $.50         $.43
                                                              ====          ====         ====         ====

     Fully diluted                                            $.35          $.29         $.50         $.42
                                                              ====          ====         ====         ====

Weighted average shares and
 equivalent shares used to calculate:

     Primary earnings per share                             18,240        14,420       17,322       12,769
                                                            ======        ======       ======       ======

     Fully diluted earnings per share                       18,240        14,791       17,322       13,221
                                                            ======        ======       ======       ======



See accompanying notes to condensed consolidated financial statements.

                                     3 of 12



                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         1997                         1996
                                                                         ----                         ----
Cash flows from operating activities:
   Net income                                                        $  8,645                    $   5,562
   Adjustments to reconcile net income to net
     cash used in operating activities:

   Depreciation and amortization                                        2,724                        1,870
   Provision for doubtful accounts                                        798                          509
   Minority interests, net of dividends paid                                -                          116
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                                              (29,636)                     (14,692)
     Inventories                                                      (24,318)                     (19,612)
     Accounts payable and accrued liabilities                          16,513                       15,991
     Other, net                                                        (5,423)                         273
                                                                     --------                     --------
       Net cash used in operating activities                          (30,697)                      (9,983)
                                                                     --------                     --------

Cash flows from investing activities:
     Business acquisitions, net of cash acquired                      (57,061)                     (14,694)
     Capital expenditures, net                                         (4,810)                      (2,291)
     Net sales (purchases) of marketable securities                      (693)                         267
                                                                     --------                     --------
     Net cash used in investing activities                            (62,564)                     (16,718)
                                                                     --------                     --------
Cash flows from financing activities:
   Net borrowings under revolving credit agreements                     9,900                       15,776
   Net borrowings under (repayments of) long-term obligations              17                       (4,015)
   Net proceeds from issuances of common stock                         85,749                       34,207
   Common stock cash dividends                                         (1,095)                        (765)
   Other                                                                 (207)                         (64)
                                                                     --------                     --------
     Net cash provided by financing activities                         94,364                       45,139
                                                                     --------                     --------
Net increase in cash and cash equivalents                               1,103                       18,438
Cash and cash equivalents at beginning of period                        5,020                        3,751
                                                                     --------                     --------
Cash and cash equivalents at end of period                           $  6,123                     $ 22,189
                                                                     ========                     ========



See accompanying notes to condensed consolidated financial statements.

                                     4 of 12

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

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

2. The results of operations for the quarter and six month period ended June 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997. The sale of the Company's products and services is seasonal with revenues generally increasing during the months of May through August.

3.   At June 30, 1997 and December 31, 1996, inventories consist of
     (in thousands):

                                        JUNE 30,                 DECEMBER 31,
                                          1997                      1996
                                        --------                 -----------

     Raw materials                      $  4,138                   $ 4,208
     Work in process                       2,714                     1,502
     Finished goods                      143,263                    81,927
                                        --------                   -------
                                        $150,115                   $87,637
                                        ========                   =======

4. Effective May 31, 1997, the Company completed the acquisition of the common stock of Weathertrol Supply Company, a $30 million wholesale distributor of residential air conditioning and heating products, with fifteen branch locations serving markets in Texas, Louisiana, Arkansas and Oklahoma.

     Cash consideration paid and debt assumed by the Company totaled approximately $11.0 million and is subject to adjustment upon the completion of an audit of the assets purchased and the liabilities assumed. This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of its operations have been included in the condensed consolidated statement of income beginning on the date of acquisition. The excess of the aggregate purchase price over the net assets acquired of approximately $3.0 million is being amortized on a straight-line basis over 40 years. In connection with this acquisition, the Company assumed other liabilities of approximately $4.4 million.

5. In July 1997, the Company completed the acquisition of the common stock of Air Systems Distributors, Inc., a $9 million wholesale distributor of residential and commercial air conditioning equipment and related products in Florida.

6. The Company has two pending acquisitions for which it has executed letters of intent. The Companies to be acquired are wholesale distributors of air conditioning, heating and refrigeration equipment and related parts and supplies and had aggregate annual revenues of approximately $170 million for their most recently completed fiscal years. Completion of these transactions are subject to the execution of definitive agreements and other conditions.

                                    5 of 12

7. On August 8, 1997, the Company executed an amended and restated bank-syndicated credit agreement which provides for borrowings of up to $260 million, expiring on August 8, 2002. The unsecured agreement will be used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the revolving credit agreement bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (30-day LIBOR plus .375% at June 30, 1997). The revolving credit agreement contains financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios, and limits capital expenditures and dividends in addition to other restrictions.

8. The Company has evaluated the pro forma effects of the recent accounting pronouncement, SFAS No. 128, "Earnings Per Share", which will be effective for fiscal years ending after December 15, 1997. Based on this evaluation, the pro forma effects are not material to the Company's consolidated financial position, liquidity or results of operations.

                                     6 of 12

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table presents certain items of the Company's condensed consolidated financial statements for the quarter and six months ended June 30, 1997 and 1996 expressed as a percentage of total revenues:

                                                                   QUARTER                  SIX MONTHS
                                                                ENDED JUNE 30,             ENDED JUNE 30,
                                                              1997          1996         1997         1996
                                                              ----          ----         ----         ----
Total revenues                                               100.0%       100.0%       100.0%        100.0%
Cost of sales and direct service expenses                    (77.9)       (77.9)       (77.4)        (77.7)
                                                            ------       ------       ------       -------
Gross profit                                                  22.1         22.1         22.6          22.3
Selling, general and administrative expenses                 (16.1)       (15.6)       (17.4)        (16.7)
                                                            ------       ------       ------       -------
Operating income                                               6.0          6.5          5.2           5.6
Other income, net                                              0.1          0.3          0.2           0.2
Interest expense                                              (0.4)        (0.9)        (0.5)         (1.1)
Income taxes                                                  (2.2)        (2.3)        (1.9)         (1.8)
Minority interests                                               -             -         -             (.1)
                                                            ------       ------       ------       -------
Net income                                                     3.5%         3.6%         3.0 %         2.8%
                                                            ======       ======       ======       =======


   The above table and following narrative includes the results of operations of companies acquired during 1997 and 1996 as follows: Three States Supply Company, Inc., acquired in April 1996; Serviceman Supplies, Inc., acquired in October 1996; Coastal Supply Company, Inc., acquired in December 1996; Coastline Distribution, Inc. and four branch operations, acquired in January 1997; Comfort Products Distributing, Inc. and Central Plains Distributing, Inc., acquired in March 1997; and Weathertrol Supply Company, acquired in June 1997
(collectively, the "acquisitions"). These acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition.

QUARTER ENDED JUNE 30, 1997 VS. QUARTER ENDED JUNE 30, 1996

   Revenues for the three months ended June 30, 1997 increased $63.9 million, or 53.9%, compared to the same period in 1996. In the distribution operations, revenues increased $60.8 million, or 58.6%. Excluding the effect of acquisitions, revenues for the distribution operations increased $4.0 million, or 3.9%. Such increase was primarily due to sales generated from expanded product lines of parts and supplies.

   Gross profit for the three months ended June 30, 1997 increased $14.1 million, or 53.8%, compared to the same period in 1996. Excluding the effect of acquisitions, gross profit increased $1.6 million, or 6.2%, primarily as a result of the aforementioned revenue increases. Gross profit margin in the second quarter of 1997 was unchanged at 22.1% as compared to the same period in 1996. Excluding the effect of acquisitions, gross profit margin increased to 22.3% in 1997 from 22.1% in 1996. This increase was primarily due to the effect of new vendor procurement programs benefiting the Company with lower purchase costs for certain parts and supplies in 1997.

                                     7 of 12

   Selling, general and administrative expenses for the three months ended June 30, 1997 increased $10.9 million, or 58.8%, compared to the same period in 1996. Excluding the effect of acquisitions, selling, general and administrative expenses increased $1.9 million, or 10.2%, primarily due to increased revenues and higher costs related to new branches and the expansion of existing branches. Selling, general and administrative costs as a percent of revenues increased to 16.1% in 1997 from 15.6% in 1996, primarily due to higher cost structures of acquired companies and startup costs related to the opening of new distribution branches. Excluding the effect of acquisitions, selling, general and administrative expenses increased to 16.3% in 1997 from 15.6% in 1996, primarily due to branch expansions and the relatively higher cost structures of new distribution branches.

   Interest expense for the second quarter of 1997 decreased $300,000, or 27.6%, compared to the same period in 1996, primarily due to lower average borrowings.

   The effective tax rate for the three months ended June 30, 1997 was 39.0% compared to 38.7% for the same period in 1996. The increase was due to a higher effective Federal income tax rate.

SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

   Revenues for the six months ended June 30, 1997 increased $97.4 million, or 49.6%, compared to the same period in 1996. In the distribution operations, revenues increased $91.9 million, or 54.4%. Excluding the effect of acquisitions, revenues for the distribution operations increased $5.8 million, or 3.4%. This increase was primarily due to sales generated from expanded product lines of parts and supplies.

   Gross profit for the six months ended June 30, 1997 increased $22.5 million, or 51.3%, compared to the same period in 1996. Excluding the effect of acquisitions, gross profit increased $2.9 million, or 6.6%, primarily as a result of the aforementioned revenue increases. Gross profit margin for the six month period increased to 22.6% in 1997 from 22.3% in 1996 and, excluding the effect of acquisitions, increased to 22.7% in 1997 from 22.3% in 1996. This increase was primarily due to the effect of new vendor procurement programs benefiting the Company with lower purchase costs for certain parts and supplies in 1997.

   Selling, general and administrative expenses for the six months ended June 30, 1997 increased $18.2 million, or 55.6%, compared to the same period in 1996. Excluding the effect of acquisitions, selling, general and administrative expenses increased $3.2 million, or 9.6%, primarily due to increased revenues and higher costs related to new branches and the expansion of existing branches. Selling, general and administrative expenses as a percent of revenues increased to 17.4% in 1997 from 16.7% in 1996, primarily due to higher cost structures of acquired companies and startup costs related to the opening of new distribution branches. Excluding the effect of acquisitions, selling, general and administrative expenses as a percent of revenues increased to 17.5% in 1997 from 16.7% in 1996, primarily due to branch expansions and the relatively higher cost structures of new distribution branches.

   Interest expense for the six months ended June 30, 1997 decreased $567,000, or 26.6%, compared to the same period in 1996, primarily due to lower average borrowings.

   Minority interest expense for the six months ended June 30, 1997 decreased $116,000 compared to the same period in 1996. This decrease was due to the Company's acquisition of the minority interests in three of its distribution subsidiaries in March 1996. Following the acquisition, all of the Company's subsidiaries were wholly owned.

   The effective tax rate for the six months ended June 30, 1997 was 39.0% compared to 38.5% for the same period in 1996. The increase was due to a greater percentage of income being taxed at a higher effective Federal income tax rate.

                                     8 of 12

LIQUIDITY AND CAPITAL RESOURCES

   On August 8, 1997, the Company executed an amended and restated bank-syndicated credit agreement which provides for borrowings of up to $260 million, expiring on August 8, 2002. The unsecured agreement will be used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the revolving credit agreement, which totaled $57.9 million at June 30, 1997, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .375% at June 30, 1997). The revolving credit agreement contains financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios, and limits capital expenditures and dividends in addition to other restrictions.

   The Company has two pending acquisitions for which it has executed letters of intent. The companies to be acquired are wholesale distributors of air conditioning, heating and refrigeration equipment and related parts and supplies and had aggregate annual revenues of approximately $170 million for their most recently completed fiscal years. Completion of these transactions are subject to the execution of definitive agreements and other conditions.

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

   Working capital increased to $214.3 million at June 30, 1997 from $130.0 million at December 31, 1996. This increase is primarily due to the receipt of net proceeds of approximately $85.2 million from the sale of 3,000,000 shares of the Company's Common Stock in February 1997. In March 1997, the Company used the net proceeds to pay down its revolving credit agreement and to fund the acquisitions of Comfort Products and Central Plains.

   Cash and cash equivalents increased $1.1 million during the six month period ended June 30, 1997. Principal sources of cash were net proceeds from the issuance of common stock, borrowings under the revolving credit agreement and profitable operations. The principal uses of cash were to fund working capital needs and finance business acquisitions. Inventory purchases are substantially funded by borrowings under the revolving credit agreement. The increase in inventory in 1997 was higher than 1996 primarily due to higher levels of inventory carried by the distribution operations necessary to meet increased demand, stocking requirements of new branches, and expanded product lines.

                                     9 of 12

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

           None

ITEM 3.    DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

           None

ITEM 4.    RESULTS OF VOTES OF SECURITIES HOLDERS

           (a) The Company's 1997 Annual Meeting of Shareholders was held on May 30, 1997.

           (b) Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. The following nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders as follows:

               Common Stock                  For              Withheld
               ------------                  ---              --------
               Mr. Alan H. Potamkin       12,707,604           86,046

               Class B Common Stock
               --------------------
               Mr. Roberto Motta           1,787,872           11,548
               Mr. Cesar L. Alvarez        1,787,872           11,548

           (c) Three additional proposals were voted upon at the Annual Meeting of Shareholders as follows:

                  (1) To ratify the action of the Board of Directors amending and restating the Company's 1991 Stock Option Plan;

                  (2) To ratify the action of the Board of Directors adopting the 1996 Qualified Employee Stock Purchase Plan; and

                  (3) To ratify the reappointment of Arthur Andersen LLP as the Company's independent certified public accountants for the year ended December 31, 1997.

                  The combined vote of the Company's Common Stock and Class B Common Stock was as follows:

                                    PROPOSAL 1
                                    ----------
                                    For           27,689,524
                                    Against          924,159
                                    Abstained         85,912



                                    10 of 12

                                    PROPOSAL 2
                                    ----------
                                    For           28,356,420
                                    Against          261,240
                                    Abstained         81,961

                                    PROPOSAL 3
                                    ----------
                                    For           30,719,515
                                    Against           10,584
                                    Abstained         57,750

           As of April 4, 1997, the record date for the Annual Meeting of Shareholders, the total number of shares of the Company's Common Stock, $.50 par value, and Class B Common Stock, $.50 par value, outstanding was 15,010,821 and 2,190,697, respectively, representing 36,917,791 combined votes.

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

           10.18 Amended and Restated Revolving Credit and Reimbursement Agreement dated August 8, 1997 by and among Watsco, Inc., NationsBank, N.A. (Agent) and Barnett Bank, N.A., First Union National Bank, Suntrust Bank (Co-Agents), and the Lenders Party Hereto from Time to Time.

           11. Computation of Earnings Per Share for the Quarter and Six Months Ended June 30, 1997 and 1996.

           27.    Financial Data Schedule (for SEC use only).

           (b)  Reports on Form 8-K


                                    11 of 12

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

                                                WATSCO, INC.
                                                ----------------------------
                                                (Registrant)

                                            By: /S/ BARRY S. LOGAN

                                                Barry S. Logan
                                                Vice President and Secretary
                                                (Chief Financial Officer)

August 13, 1997





                                    12 of 12

                                 EXHIBIT INDEX


EXHIBIT
-------

 10.18  Amended and Restated Revolving Credit and Reimbursement
        Agreement dated August 8, 1997 by and among Watsco, Inc.,
        NationsBank, N.A. (Agent), and Barnett Bank, N.A., First Union National Bank, Suntrust Bank (Co-Agents), and the Lenders Party Hereto from
        Time to Time.

 11.    Computation of Earnings Per Share for the Quarter and Six
        Months Ended June 30, 1997 and 1996.

 27.    Financial Data Schedule (for SEC use only).