Form 10-Q
period 1997-09-30
WATSCO INC
filed 1997-11-14
CIK 105016

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 15,235,340 shares of the Company's Common Stock ($.50 par value) and 2,167,453 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of November 5, 1997.



                          PART I. FINANCIAL INFORMATION
                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                      (In thousands, except per share data)

                                                                   SEPTEMBER 30,              DECEMBER 31,
                                                                        1997                     1996
                                                                  -------------              ------------
ASSETS                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                         $ 14,380                 $    5,020
   Marketable securities                                                  891                        334
   Accounts receivable, net                                           128,787                     59,523
   Inventories                                                        178,101                     87,637
   Other current assets                                                 9,481                      6,502
                                                                  -----------                -----------
     Total current assets                                             331,640                    159,016

   Property, plant and equipment, net                                  28,993                     16,174
   Intangible assets, net                                              72,503                     23,596
   Other assets                                                         9,255                      4,795
                                                                  -----------                -----------
                                                                     $442,391                   $203,581
                                                                  ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                          $    988                 $      794
   Accounts payable                                                    52,513                     17,343
   Accrued liabilities                                                 19,668                     10,884
                                                                  -----------                 ----------
     Total current liabilities                                         73,169                     29,021
                                                                  -----------                 ----------
Long-term obligations:
   Borrowings under revolving credit agreement                        135,900                     48,000
   Bank and other debt                                                  4,611                      3,027
                                                                  -----------                 ----------
                                                                      140,511                     51,027
                                                                  -----------                 ----------
Deferred income taxes and credits                                       1,670                      1,604
Preferred stock of subsidiaries                                         4,413                      2,000

Shareholders' equity:
   Common Stock, $.50 par value                                         7,608                      5,927
   Class B Common Stock, $.50 par value                                 1,084                      1,089
   Paid-in capital                                                    159,304                     72,129
   Retained earnings                                                   54,632                     40,784
                                                                  -----------                -----------
     Total shareholders' equity                                       222,628                    119,929
                                                                  -----------                -----------
                                                                     $442,391                   $203,581
                                                                  ===========                ===========


See accompanying notes to condensed consolidated financial statements.

                                     2 of 11



                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                                RETAINED EARNINGS
           Quarters and Nine Months Ended September 30, 1997 and 1996
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                QUARTERS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                       -------------------------  ------------------------
                                                              1997          1996         1997         1996
                                                              ----          ----         ----         ----
Revenues:
   Net sales                                              $195,047      $115,681     $467,945     $297,025
   Royalty and service fees                                 11,535         9,657       32,322       24,599
                                                       -----------    ----------  -----------  -----------
     Total revenues                                        206,582       125,338      500,267      321,624
                                                       -----------    ----------  -----------  -----------
Costs and expenses:
   Cost of sales                                           151,841        89,551      362,966      230,471
   Direct service expenses                                   9,075         7,459       25,294       18,971
   Selling, general and administrative                      33,554        19,642       84,643       52,482
                                                       -----------    ----------  -----------  -----------
     Total costs and expenses                              194,470       116,652      472,903      301,924
                                                       -----------    ----------  -----------  -----------
     Operating income                                       12,112         8,686       27,364       19,700

Other income, net                                              435           195          899          547
Interest expense                                            (1,277)         (832)      (2,844)      (2,966)
                                                       -----------    ----------  -----------  -----------
Income before income taxes and minority interests           11,270         8,049       25,419       17,281

Income taxes                                                (4,282)       (3,047)      (9,786)      (6,601)
Minority interests                                               -             -            -         (116)
                                                       -----------    ----------  -----------  -----------
Net income                                                   6,988         5,002       15,633       10,564

Retained earnings at beginning of period                    48,270        34,298       40,784       29,565

Common stock cash dividends                                   (593)         (474)      (1,688)      (1,239)
Dividends on preferred stock of subsidiary                     (33)          (33)         (97)         (97)
                                                       -----------    ----------  -----------  -----------
Retained earnings at end of period                        $ 54,632      $ 38,793     $ 54,632     $ 38,793
                                                       ===========    ==========  ===========  ===========

Earnings per share:
     Primary                                                  $.38          $.34         $.88         $.78
                                                              ====          ====         ====         ====
     Fully diluted                                            $.38          $.34         $.88         $.77
                                                              ====          ====         ====         ====

Weighted average shares and
  equivalent shares used to calculate:
     Primary earnings per share                             18,379        14,538       17,664       13,363
                                                            ======        ======       ======       ======
     Fully diluted earnings per share                       18,423        14,840       17,733       13,759
                                                            ======        ======       ======       ======


See accompanying notes to condensed consolidated financial statements.

                                     3 of 11



                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1997 and 1996
                                 (In thousands)
                                   (Unaudited)

                                                                         1997                         1996
                                                                         ----                         ----
Cash flows from operating activities:
   Net income                                                        $ 15,633                     $ 10,564
   Adjustments to reconcile net income to net
     cash used in operating activities:
   Depreciation and amortization                                        4,429                        3,018
   Provision for doubtful accounts                                      1,576                          916
   Minority interests, net of dividends paid                               -                           116
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                                              (29,849)                     (14,401)
     Inventories                                                      (22,357)                     (22,693)
     Accounts payable and accrued liabilities                           8,082                        8,930
     Other, net                                                        (5,586)                        (393)
                                                                     --------                    ---------
       Net cash used in operating activities                          (28,072)                     (13,943)
                                                                     --------                    ---------

Cash flows from investing activities:
   Business acquisitions, net of cash acquired                       (116,785)                     (15,119)
   Capital expenditures, net                                           (6,836)                      (3,639)
   Other                                                                 (257)                         265
                                                                     --------                    ---------
     Net cash used in investing activities                           (123,878)                     (18,493)
                                                                     --------                    ---------
Cash flows from financing activities:
   Net borrowings under revolving credit agreements                    87,900                        8,815
   Repayments of bank and other debt                                  (11,514)                      (8,514)
   Net proceeds from issuance of common stock                          86,709                       34,329
   Common stock cash dividends                                         (1,688)                      (1,239)
   Other                                                                  (97)                         (97)
                                                                     --------                    ---------
     Net cash provided by financing activities                        161,310                       33,294
                                                                     --------                    ---------
Net increase in cash and cash equivalents                               9,360                          858
Cash and cash equivalents at beginning of period                        5,020                        3,751
                                                                     --------                    ---------
Cash and cash equivalents at end of period                           $ 14,380                     $  4,609
                                                                     ========                    =========


See accompanying notes to condensed consolidated financial statements.

                                     4 of 11

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

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

2. The results of operations for the quarter and nine month period ended September 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997. The sale of the Company's products and services is seasonal with revenues generally increasing during the months of May through August.

3. At September 30, 1997 and December 31, 1996, inventories consisted of (in thousands):

                                    SEPTEMBER 30,              DECEMBER 31,
                                         1997                       1996
                                    ------------              ------------

     Raw materials                     $  3,839                  $  4,208
     Work in process                      3,010                     1,502
     Finished goods                     171,252                    81,927
                                     ----------                ----------
                                       $178,101                   $87,637
                                     ==========                ==========


4. In July 1997, the Company completed the acquisition of the common stock of Air Systems Distributors, Inc., a $9 million wholesale distributor of residential and commercial air conditioning equipment and related products which has four branch locations in Florida.

     In August 1997, the Company completed the acquisition of the common stock of William Wurzbach Company, Inc. ("Wurzbach"), an $18 million wholesale distributor of parts and supplies for commercial and industrial refrigeration, air conditioning and refrigeration equipment and related products. Wurzbach has twelve branch locations serving markets in northern California and Reno, Nevada.

     In September 1997, the Company completed the acquisition of the common stock of Baker Distributing Company ("Baker"), a $148 million wholesale distributor of air conditioning, heating and refrigeration equipment and related parts and supplies. Baker has 83 branch locations serving markets in Florida, Georgia, South Carolina, North Carolina, Virginia, Alabama and Louisiana.

     Consideration for these acquisitions totaled $68.1 million and consisted of cash payments aggregating approximately $60.6 million and the issuance of approximately 80,000 shares of Common Stock and is subject to adjustment upon the completion of audits of the assets purchased and the liabilities assumed. These acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the condensed consolidated statement of income beginning on their respective dates of acquisition. The excess of the aggregate purchase prices over the net assets acquired of approximately $32.4 million is being amortized on a straight-line basis over 40 years. In connection with these acquisitions, the Company assumed liabilities of approximately $24.8 million.

                                     5 of 11

5. In August, 1997, the Company executed an amended and restated bank-syndicated credit agreement which provides for borrowings of up to $260 million, expiring on August 8, 2002. The unsecured agreement will be used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the revolving credit agreement bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (30-day LIBOR plus .375% at September 30, 1997). The revolving credit agreement contains financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios, and limits capital expenditures and dividends in addition to other restrictions.

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

                                     6 of 11

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table presents certain items of the Company's condensed consolidated financial statements for the quarters and nine months ended September 30, 1997 and 1996 expressed as a percentage of revenues:

                                                                  QUARTERS              NINE MONTHS
                                                             ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                         -----------------------    ----------------------
                                                              1997          1996         1997         1996
                                                              ----          ----         ----         ----
Revenues                                                     100.0%       100.0%       100.0%        100.0%
Cost of sales and direct service expenses                    (77.9)       (77.4)       (77.6)        (77.6)
                                                         ---------     ---------    ---------    ---------
Gross profit                                                  22.1         22.6         22.4          22.4
Selling, general and administrative expenses                 (16.2)       (15.7)       (16.9)        (16.3)
                                                         ---------     ---------    ---------    ---------
Operating income                                               5.9          6.9          5.5           6.1
Other income, net                                               .2           .2           .2            .2
Interest expense                                               (.6)         (.7)         (.6)          (.9)
Income taxes                                                  (2.1)        (2.4)        (2.0)         (2.1)
                                                         ---------     --------     --------     ---------
Net income                                                     3.4%         4.0%         3.1%          3.3%
                                                         =========     ========     ========     =========

   The above table and following narrative includes the results of operations of companies acquired during 1997 and 1996 as follows: Three States Supply Company, Inc., acquired in April 1996; Serviceman Supplies, Inc., acquired in October 1996; Coastal Supply Company, Inc., acquired in December 1996; Coastline Distribution, Inc. and four A&C Distributors, Inc. branch operations, acquired in January 1997; Comfort Products Distributing, Inc. and Central Plains Distributing, Inc., acquired in March 1997; Weathertrol Supply Company, acquired in June 1997; Air Systems Distributors, Inc., acquired in July 1997; and William Wurzbach Company, Inc., acquired in August 1997 (collectively, the "acquisitions"). These acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition.

QUARTER ENDED SEPTEMBER 30, 1997 VS. QUARTER ENDED SEPTEMBER 30, 1996

   Revenues for the three months ended September 30, 1997 increased $81.2 million, or 65%, compared to the same period in 1996. In the distribution operations, revenues increased $81.0 million, or 75%. Excluding the effect of acquisitions, revenues for the distribution operations increased $12.6 million, or 12%. Such increase was primarily due to sales generated from expanded product lines of parts and supplies.

   Gross profit for the three months ended September 30, 1997 increased $17.3 million, or 61%, compared to the same period in 1996, primarily as a result of the aforementioned revenue increases. In the distribution operations, gross profit increased $17.9 million or 76%. Excluding the effect of acquisitions, gross profit for the distribution operations increased $2.8 million, or 12%. Gross profit margin decreased to 22.1% in 1997 from 22.6% in 1996 primarily due to lower revenues and higher production costs in the Company's manufacturing operations. Excluding the effect of acquisitions, gross profit margin for the distribution operations was unchanged from 1996 at 21.8%.

                                     7 of 11

   Selling, general and administrative expenses for the three months ended September 30, 1997 increased $13.9 million, or 71%, compared to the same period in 1996. In the distribution operations, selling, general and administrative expenses increased $13.6 million or 91%. Excluding the effect of acquisitions, selling, general and administrative expenses for the distribution operations increased $2.2 million, or 15%, primarily due to increased revenues and higher costs related to new branches and expansion of existing branches. Selling, general and administrative costs as a percent of revenues increased to 16.2% in 1997 from 15.7% in 1996, primarily due to the higher cost structures of acquired companies and startup costs related to the opening of new distribution branches. Excluding the effect of acquisitions, selling, general and administrative costs as a percent of revenues increased to 16.1% in 1997 from 15.7% in 1996, primarily due to branch expansions, the relatively higher cost structures of new distribution branches, and lower revenues in the Company's manufacturing operations.

   Interest expense for the third quarter of 1997 increased $445,000, or 54%, compared to the same period in 1996 primarily due to higher average borrowings. Excluding the effect of acquisitions, interest expense decreased $807,000, or 97% primarily due to a reduction in average borrowings funded by proceeds from the sale of the Company's Common Stock in February 1997.

   The effective tax rate for the three months ended September 30, 1997 was 38.0% compared to 37.9% for the same period in 1996. The increase is primarily a result of a higher effective Federal income tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

   Revenues for the nine months ended September 30, 1997 increased $178.6 million, or 56%, compared to the same period in 1996. In the distribution operations, revenues increased $172.9 million, or 62%. Excluding the effect of acquisitions, revenues for the distribution operations increased $18.4 million, or 7%. This increase was primarily due to sales generated from expanded product lines of parts and supplies.

   Gross profit for the nine months ended September 30, 1997 increased $39.8 million, or 55%, compared to the same period in 1996, primarily as a result of the aforementioned revenue increases. In the distribution operations, gross profit increased $39.3 million or 65%. Excluding the effect of acquisitions, gross profit for the distribution operations increased $5.0 million, or 8%. Gross profit margin for the nine month period was unchanged from 1996 at 22.4%. Excluding the effect of acquisitions, gross profit margin for the distribution operations increased to 22.0% in 1997 from 21.7% in 1996.

   Selling, general and administrative expenses for the nine months ended September 30, 1997 increased $32.2 million, or 61%, compared to the same period in 1996. In the distribution operations, selling, general and administrative expenses increased $30.3 million or 76%. Excluding the effect of acquisitions, selling, general and administrative expenses for the distribution operations increased $4.1 million, or 10%, primarily due to increased revenues and the higher costs related to new branches and expansion of existing branches. Selling, general and administrative expenses as a percent of revenues increased to 16.9% in 1997 from 16.3% in 1996, primarily due to the higher cost structures of acquired companies, startup costs related to the opening of new distribution branches, and lower revenues in the Company's manufacturing operations. Excluding the effect of acquisitions, selling, general and administrative expenses as a percent of revenues increased to 16.9% in 1997 from 16.3% in 1996, primarily due to branch expansions, the relatively higher cost structures of new distribution branches, and lower revenues in the Company's manufacturing operations.

   Interest expense for the nine months ended September 30, 1997 decreased $122,000, or 4%, compared to the same period in 1996. Excluding the effect of acquisitions, interest expense decreased $2.8 million, or 94% primarily due to a reduction in average borrowings funded by proceeds from the sale of the Company's Common Stock in February 1997.

   Minority interest expense for the nine months ended September 30, 1997 decreased $116,000 compared to the same period in 1996. This decrease was due to the Company's acquisition of the minority interests in three of its distribution subsidiaries in March 1996. Following the acquisition, all of the Company's subsidiaries were wholly owned.

                                     8 of 11

   The effective tax rate for the nine months ended September 30, 1997 was 38.5% compared to 38.2% for the same period in 1996. The increase is primarily a result of a higher effective Federal income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

   In August 1997, the Company executed an amended and restated bank-syndicated credit agreement which provides for borrowings of up to $260 million, expiring on August 8, 2002. The unsecured agreement will be used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the revolving credit agreement, which totaled $135.9 million at September 30, 1997, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .375% at September 30, 1997). The revolving credit agreement contains financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios, and limits capital expenditures and dividends in addition to other restrictions.

   During the third quarter, the Company completed the acquisitions of three wholesale distributors of air conditioning equipment and related parts and supplies: Air Systems Distributors, Inc., based in Miami, Florida; William Wurzbach Company, Inc., based in Oakland, California; and Baker Distributing Company, based in Jacksonville, Florida. Consideration for these acquisitions consisted of cash and common stock. Cash consideration paid, net of cash acquired, was approximately $60.6 million and was funded from borrowings under the Company's aforementioned revolving credit agreement.

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

   Working capital increased to $258.5 million at September 30, 1997 from $130.0 million at December 31, 1996. This increase was funded by the receipt of net proceeds of approximately $85.2 million from the sale of 3,000,000 shares of the Company's Common Stock in February 1997 and borrowings under the Company's revolving credit agreement.

   Cash and cash equivalents increased $9.4 million during the nine month period ended September 30, 1997. Principal sources of cash were net proceeds from the issuance of common stock, borrowings under the revolving credit agreement and profitable operations. The principal uses of cash were to fund working capital needs, finance business acquisitions and capital expenditures, and repay bank and other debt.

                                     9 of 11

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           11. Computation of Earnings Per Share for the Quarters and Nine Months Ended September 30, 1997 and 1996.

           27.      Financial Data Schedule (for SEC use only).

           (b)  Reports on Form 8-K filed during the quarter

                October 15, 1997 - The following event was reported:

                Item 2. The purchase of all of the issued and outstanding capital stock of Baker Distributing Company for approximately $60 million.

                Item 7. The following financial statements of Baker Distributing Company and subsidiary were filed:

                           Independent Auditors' Report

                           Consolidated Balance Sheets as of June 30, 1997 (unaudited) and September 30, 1996

                           Consolidated Statements of Income and Retained Earnings for the nine months ended June 30, 1997 and 1996 (unaudited) and the year ended September 30, 1996

                           Consolidated Statements of Cash Flows for the nine months ended June 30, 1997 and 1996 (unaudited) and the year ended September 30, 1996

                           Notes to Consolidated Financial Statements

                                    10 of 11

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WATSCO, INC.
                                               --------------------------------
                                               (Registrant)



                                               By: /S/ BARRY S. LOGAN
                                                   ----------------------------
                                                   Barry S. Logan
                                                   Vice President and Secretary
                                                   (Chief Financial Officer)

November 14, 1997



                                    11 of 11

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------

  11       Computation of Earnings Per Share for the Quarters and
           Nine Months Ended September 30, 1997 and 1996.

  27       Financial Data Schedule