Form 10-K405
period 1997-12-31
WATSCO INC
filed 1998-03-31
CIK 105016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1998 was approximately $432,385,000.

The number of shares of common stock outstanding as of March 25, 1998 was 15,435,563 shares of Common Stock and 2,163,153 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 1997, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12 and
13) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).


                                  WATSCO, INC.

                                ----------------

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997

PART I                                                                                              PAGE

ITEM 1.       BUSINESS                                                                                 1

ITEM 2.       PROPERTIES                                                                               6

ITEM 3.       LEGAL PROCEEDINGS                                                                        6

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      6


PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER                        6
              MATTERS

ITEM 6.       SELECTED FINANCIAL DATA                                                                  6

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                          6
              RESULTS OF OPERATIONS

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                              6

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

              FINANCIAL DISCLOSURE                                                                     7

PART III

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                          7


                                     PART I

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's business and acquisition strategies, (ii) potential acquisitions by the Company, (iii) the Company's financing plans, and (iv) industry, demographic and other trends affecting the Company's financial condition or results of operations. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of several factors, including general economic conditions, prevailing interest rates, competitive factors and the ability of the Company to continue to implement its acquisition strategy. In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire.

ITEM 1.    BUSINESS

GENERAL

     Watsco, Inc. (the "Registrant" or the "Company") was incorporated in 1956 and is the largest distributor of air conditioning and heating equipment and related parts and supplies in the United States. Growth has been enhanced by acquisitions and by the internal growth of existing businesses of the Company. In 1989, the Company began a strategy of establishing a network of distribution facilities across the sunbelt where U.S. population growth is greatest, weather patterns are predictably hot and air conditioning is seen as a necessity. Since initiating its strategy, Watsco has acquired over 20 distributors of air conditioning and heating equipment and the Company operates in 22 states, with leading positions in Florida, Texas and California, the three largest markets in the country. The Company's revenue from its distribution operations have increased from $64 million in 1989 to $635 million in 1997.

     The Company's principal executive offices are located at 2665 South Bayshore Drive, Suite 901, Coconut Grove, Florida 33133, and its telephone is
(305) 858-0828.

RESIDENTIAL CENTRAL AIR CONDITIONING INDUSTRY

     According to the Air Conditioning and Refrigeration Institute ("ARI"), the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the U.S. was approximately $19 billion in 1997 with unitary equipment shipments having grown at an annual rate of 5.3% since 1990. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% all units shipped in the U.S each year. These companies are: Carrier Corporation ("Carrier") (a subsidiary of United Technologies Corporation), Goodman Manufacturing Corporation ("Goodman"), Rheem Manufacturing Company ("Rheem"),

International Comfort Products Corporation ("ICP"), American Standard Companies Inc. ("American Standard"), York International Corporation ("York") and Lennox Industries, Inc. The major manufacturers distribute their products primarily through independent distributors who in turn supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to, and install the products for, the consumer.

     Residential central air conditioning and heating equipment is sold to both the replacement and the homebuilding markets. The replacement market has increased substantially in size over the past ten years, surpassing the homebuilding market in significance as a result of the aging of the installed base of residential central air conditioners, the introduction of new energy efficient models and the upgrading of existing homes to central air conditioning. According to the ARI, over 70 million central air conditioning units have been installed in the United States in the past 20 years, with approximately 60% of those units installed in the sunbelt. Many units installed from the mid-1970s to the mid-1980s are reaching the end of their useful lives, thus providing a growing replacement market. The mechanical life of central air conditioners varies by region due to usage and is estimated to range from eight to 12 years in Texas and Florida to approximately 18 to 20 years in California. These three states are the largest markets for air conditioning and heating equipment in the United States, based on annual unit sales.

     The Company also sells products used in the refrigeration industry. Such products include condensing units, compressors, evaporators, valves, walk-in coolers and ice machines for industrial and commercial applications. The Company distributes products manufactured by Copeland Compressor Corporation ("Copeland"), Tecumseh Products Company, The Manitowoc Company, Inc. and Scotsman Industries, Inc.

BUSINESS AND ACQUISITION STRATEGY

     The Company focuses on satisfying the needs of the higher margin replacement market, where customers generally demand immediate, convenient and reliable service. In response to this need, the Company has adopted a strategy of (i) offering complete product lines, including all equipment and components necessary to install or repair a central air conditioner, furnace or refrigeration system, (ii) maintaining multiple warehouse locations in a single metropolitan market for increased customer convenience, and (iii) maintaining well-stocked inventories to ensure that customer orders are filled in a timely manner. The Company believes this strategy provides a competitive advantage over smaller, lesser-capitalized competitors who are unable to commit resources to open additional locations, maintain the same inventory levels and offer the product variety as the Company. The Company also believes it has a competitive advantage over factory-owned distributors who typically do not maintain inventories of all parts and supplies and whose limited number of warehouse locations make it difficult to meet the time-sensitive demands of the replacement market.

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

     The Company's acquisition strategy is to establish a network of distribution facilities and, since 1989, it has acquired over 20 distributors of air conditioning, heating and refrigeration products. The geographical focus of the Company's strategy has been primarily on the sunbelt where U.S. population growth is greatest, weather patterns are predictably hot and air conditioning is seen as a necessity. The Company's growth strategy seeks to enhance the value of acquired operations by better serving the "one-stop" shopping needs of contractors. This includes broadening product lines and committing other capital resources to develop the acquired businesses, including expanding existing locations and opening new locations.

      The Company's distribution operations run on a decentralized basis in recognition of the value of the long-term relationships established between the distributors and their customers. The Company seeks to preserve the identity of acquired businesses by retaining their management and sales organizations, maintaining the product brand name offerings previously distributed by them, and selectively expanding complementary product offerings. The Company believes this strategy builds on the value of the acquired operations by creating additional sales opportunities, improving operating efficiencies and attaining greater leveraging of expenses.

     The Company actively seeks new or expanded territories of distribution from the major equipment manufacturers.

     The Company also maintains an active acquisition program. The following is a description of the Company's acquisitions completed in 1997:

     COASTLINE DISTRIBUTION, INC. AND ADDITIONAL OPERATIONS. In January 1997, the Company completed the acquisition of the common stock of Coastline Distribution, Inc. ("Coastline") and the purchase of substantially all of the operating assets of four additional operations from ICP. Coastline and the additional operations are wholesale distributors of residential air conditioning and heating products manufactured by ICP and had revenue of approximately $93 million in the year prior to acquisition.

     COMFORT PRODUCTS DISTRIBUTING AND CENTRAL PLAINS DISTRIBUTING. In March 1997, the Company completed the purchase of substantially all of the operating assets and assumption of certain liabilities of Comfort Products Distributing ("Comfort Products") and Central Plains Distributing ("Central Plains") from Carrier. Comfort Products and Central Plains are wholesale distributors of residential air conditioning and heating products manufactured by Carrier. Comfort Products and Central Plains had revenue of approximately $65 million in the year prior to acquisition.

     BAKER DISTRIBUTING COMPANY. In September 1997, the Company completed the purchase of all the issued and outstanding capital stock of Baker Distributing Company ("Baker"), a wholesale distributor of air conditioning, refrigeration and heating products. Baker's product offerings include products manufactured by Goodman, ICP and Copeland. Baker had revenue of approximately $148 million in the year prior to acquisition.

     OTHER. During 1997, the Company completed nine other acquisitions of wholesale distributors of air conditioning, heating and refrigeration products. The acquisitions were made either in the form of the purchase of the outstanding common stock or the purchase of the net assets and business of the respective sellers. These acquisitions added 37 locations and had combined revenue of $66 million for the most recently completed fiscal year.

RECENT DEVELOPMENTS

     In January 1998, three of the leading equipment manufacturers granted the Company rights to distribute their residential and light commercial equipment in key U.S. markets: ICP granted the right to distribute "Tempstar" brand-name products in California, Arizona and Atlanta, Georgia and surrounding areas; American Standard granted the right to distribute "American Standard" brand-name products in North Carolina; and Carrier granted the right to distribute "Bryant" brand-name products in Kansas City and surrounding areas in Missouri and Kansas.

     In February and March 1998, the Company completed five acquisitions of wholesale distributors of air conditioning and heating products. The acquisitions were made either in the form of the purchase of the outstanding common stock or the purchase of the net assets and business of the respective sellers.

Combined revenue for these distributors for the most recently completed fiscal year was approximately $32 million.

DESCRIPTION OF BUSINESS

     PRODUCTS The Company sells a complete line of products and maintains sufficient inventory to meet customers' immediate needs. The Company's strategy is to provide every product a contractor generally would require in order to install or repair a residential or light commercial central air conditioner, furnace or refrigeration system. The products distributed by the Company in all of its markets consist of: (i) equipment, including residential central air conditioners ranging from 1-1/2 to 5 tons*, light commercial air conditioners ranging up to 20 tons, gas, electric and oil furnaces ranging from 50,000 to 150,000 BTUs and other specialized equipment; (ii) parts, including replacement compressors, evaporator coils, thermostats, motors and other component parts;
(iii) supplies, including insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives and other ancillary supplies. With the purchase of Comfort Products and Central Plains from Carrier, the Company also sells commercial air conditioning and heating equipment and systems ranging from 20 to 400 tons throughout six midwestern states.

     Sales of air conditioning and heating equipment accounted for approximately 54% of revenue for 1997. Sales of parts and supplies (currently representing over 1,800 different vendors) comprised the remaining revenue.

     DISTRIBUTION AND SALES The Company currently operates from 275 locations, most of which are located in regions which the Company believes have favorable demographic trends. The Company maintains well-stocked inventories at each warehouse location to meet the immediate needs of its customers. This is accomplished by transporting inventory between locations daily and either directly delivering products to customers with the Company's fleet of over 400 trucks or making the products available for pick-up at the location nearest to the customer. The company has over 300 commissioned salespeople with an average of more than 10 years of experience in the residential central air conditioning and heating equipment distribution industry.

     MARKETS The Company's network serves 22 states from 275 locations. The Company's primary markets in the sunbelt include (in order of market size):
Texas, Florida, California, Georgia, North Carolina, Tennessee, Arizona, Virginia, Alabama, Louisiana, South Carolina, Oklahoma, Arkansas, Mississippi, and Nevada. The Company also serves the midwestern states of Missouri, Kansas, Nebraska, Iowa, North Dakota and South Dakota. The Company also distributes products on an export basis in substantially all of Latin America and the Caribbean Basin.

     CUSTOMERS AND CUSTOMER SERVICE The Company sells to contractors and dealers who service the new construction and replacement markets for residential and light commercial central air conditioning, heating and refrigeration systems. The Company currently serves over 35,000 customers, with no single customer in 1997 accounting for more than 1% of consolidated revenue. The Company focuses on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at the locations. Management believes that the Company successfully competes with other distributors primarily on the basis of its experienced sales organization, strong service support, high quality reputation and broad product lines.

---------
* The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

     KEY SUPPLIERS The Company maintains significant relationships with Carrier, Goodman, Rheem, ICP, American Standard and York, each a leading manufacturer of residential central air conditioning and heating equipment in the United States. Each manufacturer has a well-established reputation of producing high-quality, competitively priced products. The Company believes the manufacturers' current product offerings, quality, serviceability and brand-name recognition allow the Company to operate favorably against its competitors. To maintain brand-name recognition, the manufacturers provide national advertising and participate with the Company in cooperative advertising programs and promotional incentives that are targeted to both contractors and homeowners. The Company estimates the replacement market currently accounts for approximately 67% of industry sales in the United States and expects this percentage to increase as units installed in the 1970s and 1980s wear out and get replaced or updated to more energy-efficient models.

     The Company made approximately 52% of its total 1997 purchases from these suppliers. A significant interruption in the delivery of products would impair the Company's ability to continue to maintain its current inventory levels and could adversely affect the Company's business. The Company's future results of operations are also materially dependent upon the continued market acceptance of these manufacturers' products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. However, the Company believes that its sales of other complimentary equipment products and continued emphasis to expand the sale of parts and supplies are mitigating factors against such risks.

      DISTRIBUTION AGREEMENTS The Company has distribution agreements with each of its key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain certain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, the Company may distribute other manufacturers' lines of air conditioning or heating equipment.

OTHER INFORMATION

COMPETITION

     All of the Company's businesses operate in highly competitive environments. The Company's distribution business competes with a number of distributors and also with several air conditioning and heating equipment manufacturers which distribute a significant portion of their products through their own distribution organizations in certain markets. Competition within any given geographic market is based upon product availability, customer service, price and quality. Competitive pressures or other factors could cause the Company's products or services to lose market acceptance or result in significant price erosion, all of which would have a material adverse effect on the Company's profitability.

EMPLOYEES

     The distribution operations employed over 2,000 persons as of February 28, 1998. The Company believes that its relations with these employees are good.

SEASONALITY

     Sales of residential central air conditioners, heating equipment and parts and supplies manufactured and distributed by the Company have historically been seasonal. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the sunbelt markets is fairly even during the year excepting for dependence on housing completions and related weather and economic conditions.

OTHER

     Order backlog is not a material aspect of the Company's business and no material portion of the Company's business is subject to government contracts.

DISCONTINUED OPERATIONS

     The Company has historically operated two other businesses distinct from its distribution operations: Watsco Components, Inc. ("Components"), a manufacturing operation and Dunhill Staffing Systems, Inc. ("Dunhill"), a personnel services business. In November 1997, the Company's Board of Directors approved a plan for the divestment of Components and Dunhill. See Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report for further information.


ITEM 2.    PROPERTIES

     The Company operates 275 locations in the U.S. having approximately 4.5 million square feet of space, of which approximately 4.0 million square feet is leased. The Company believes that its facilities are well maintained and adequate to meet its needs.

ITEM 3.    LEGAL PROCEEDINGS

   The Company is from time to time involved in routine litigation. Based on the advice of legal counsel, the Company believes that such actions presently pending will not have a material adverse impact on the Company's consolidated financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

      Page 28 of the 1997 Annual Report contains "Information on Common Stock", which identifies the market on which the Registrant's common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 1997, 1996 and 1995 and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

      Page 8 of the Company's 1997 Annual Report contains "Selected Consolidated Financial Data" and is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

      Pages 9 through 11 of the Company's 1997 Annual Report contain "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Pages 12 through 25 of the Company's 1997 Annual Report contain the 1997 and 1996 Balance Sheets and other financial statements for the years ended December 31, 1997, 1996 and 1995, together with the report thereon of Arthur Andersen LLP dated February 11, 1998, are incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                          PAGE NO. IN
                                                                                         ANNUAL REPORT
(a)        Financial Statements, Financial Statement Schedules and Exhibits

     (1)   Financial Statements (incorporated by reference from the 1997
           Annual Report of Watsco, Inc.):

           Consolidated Statements of Income for the years
                ended December 31, 1997, 1996 and 1995                                           12
           Consolidated Balance Sheets as of December 31, 1997 and 1996                          13
           Consolidated Statements of Shareholders' Equity
                for the years ended December 31, 1997, 1996 and 1995                             14
           Consolidated Statements of Cash Flows for the
                years ended December 31, 1997, 1996 and 1995                                     15
           Notes to Consolidated Financial Statements                                            16-25
           Report of Independent Certified Public Accountants                                    26
           Selected Quarterly Financial Data (Unaudited)                                         27

                                                                                          PAGE NO. IN
                                                                                          FORM 10-K

     (2)   Financial Statement Schedule:
           For the three years ended December 31, 1997:

           Report of Independent Certified Public Accountants on Schedule                        S-1

           Schedule II.  Valuation and Qualifying Accounts                                       S-2

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

     10.5 Stock Exchange Agreement and Plan of Reorganization dated February 6, 1996 by and between Watsco, Inc. and Rheem Manufacturing Company (filed as Exhibit 10.29 to the Company's Registration Statement on Form S-3 (No. 333-00371) and incorporated herein by reference).

     10.6 Amendment dated February 6, 1996 to Distributor Agreement dated December 30, 1998 between Rheem Manufacturing Company and Gemaire Distributors, Inc. (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

     10.7 Amendment dated February 6, 1996 to Distributor Agreement dated May 25, 1993 (and as amended by Supplemental Agreement dated as of June 1, 1995) between Rheem Manufacturing Company and Comfort Supply, Inc. (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

     10.8 Amendment dated February 6, 1996 to Distributor Agreement dated October 15, 1990 between Rheem Manufacturing Company and Heating & Cooling Supply, Inc. (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference).

     10.9 Amended and Restated Revolving Credit and Reimbursement Agreement dated August 8, 1997 by and among Watsco, Inc., NationsBank, N.A. (Agent) and Barnett Bank, N.A., First Union National Bank, Suntrust Bank (Co-Agents), and the Lenders Party Hereto from Time to Time (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference).

     10.10   1983 Executive Stock Option Plan of Watsco, Inc. (filed as
             Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 33-6229) and incorporated herein by reference).

     10.11 Key Executive Deferred Compensation Agreement dated January 31, 1983, between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit
             10.8 to the Company's Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

     10.12   Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as
             Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 30, 1993 and incorporated herein by reference).

     10.13 Watsco, Inc. Amended and Restated Profit Sharing Retirement Plan and Trust Agreement dated October 21, 1994 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

     10.14 Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit
             10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference).

     10.15   Watsco, Inc. 1996 Qualified Employee Stock Purchase Plan (filed as
             Exhibit 4.3 to the Company's Registration Statement on Form S-8 (333-10363) and incorporated herein by reference).

     10.16 Amendment Agreement No. 1 to Amended and Restated Revolving Credit and Reimbursement Agreement dated February 20, 1998 by and among Watsco, Inc., the Lenders hereto and NationsBank National Association.#

     13. 1997 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 1997 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K). #

     21.     Subsidiaries of the Registrant.  #

     23.     Consent of Independent Certified Public Accountants. #

     27.     Financial Data Schedule.  #

     Note to exhibits:

     #       Submitted electronically herewith.

(b)          Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WATSCO, INC.

March 30, 1998                              By: /S/ ALBERT H. NAHMAD
                                               --------------------------------
                                                Albert H. Nahmad, President

March 30, 1998                              By: /S/ BARRY S. LOGAN
                                               --------------------------------
                                                Barry S. Logan, Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                               DATE
---------                                   -----                               ----
/S/ ALBERT H. NAHMAD                        Chairman of the Board and           March 30, 1998
-------------------------                   President (principal
Albert H. Nahmad                            executive officer)

/S/ BARRY S. LOGAN                          Vice President and                  March 30, 1998
-------------------------                   Secretary (principal
BARRY S. LOGAN                              accounting officer)

/S/ CESAR L. ALVAREZ                        Director                            March 30, 1998
-------------------------
Cesar L. Alvarez

/S/ DAVID B. FLEEMAN                        Director                            March 30, 1998
-------------------------
David B. Fleeman

/S/ PAUL F. MANLEY                          Director                            March 30, 1998
-------------------------
Paul F. Manley

/S/ BOB L. MOSS                             Director                            March 30, 1998
-------------------------
Bob L. Moss

 /S/ ROBERTO MOTTA                          Director                            March 30, 1998
-------------------------
Roberto Motta

/S/ RONALD P. NEWMAN                        Director                            March 30, 1998
-------------------------
Ronald P. Newman

/S/ ALAN H. POTAMKIN                        Director                            March 30, 1998
-------------------------
Alan H. Potamkin

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and
   Shareholders of Watsco, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Watsco, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
   February 11, 1998.

                                  WATSCO, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

BALANCE, December 31, 1994                                  $2,369
    Allowance from acquisitions                                453
    Additions charged to costs and expenses                  1,145
    Write-offs, net                                         (1,091)
                                                            ------
BALANCE, December 31, 1995                                   2,876
    Allowances from acquisitions                               110
    Additions charged to costs and expenses                  1,432
    Write-offs, net                                         (1,559)
                                                            ------
BALANCE, December 31, 1996                                   2,859
    Allowances from acquisitions                             3,191
    Additions charged to costs and expenses                  1,329
    Write-offs, net                                         (1,827)
                                                            ------
BALANCE, December 31, 1997                                  $5,552
                                                            ======

                                 EXHIBIT INDEX

    EXHIBIT                           DESCRIPTION
    -------                           -----------

     10.16 Amendment Agreement No. 1 to Amended and Restated Revolving Credit and Reimbursement Agreement dated February 20, 1998 by and among Watsco, Inc., the Lenders hereto and NationsBank National Association.

     13. 1997 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 1997 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

     21.     Subsidiaries of the Registrant.

     23.     Consent of Independent Certified Public Accountants.

     27.     Financial Data Schedule.