Form 10-Q
period 1998-03-31
WATSCO INC
filed 1998-05-15
CIK 105016

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 15,649,873 shares of the Company's Common Stock ($.50 par value) and 2,199,460 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of May 11, 1998.

================================================================================

                          PART I. FINANCIAL INFORMATION
                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                      (In thousands, except per share data)

                                                                       March 31,               December 31,
                                                                         1998                      1997
                                                                       ---------               ------------
ASSETS                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                            $  3,745                  $  7,880
   Accounts receivable, net                                              106,812                   101,727
   Inventories                                                           190,488                   173,319
   Other current assets                                                    9,898                     9,263
   Net assets of discontinued operations                                  26,625                    25,892
                                                                        --------                  --------
     Total current assets                                                337,568                   318,081

   Property, plant and equipment, net                                     23,215                    21,870
   Intangible assets, net                                                 80,826                    77,388
   Other assets                                                            9,366                     8,701
                                                                        --------                  --------
                                                                        $450,975                  $426,040
                                                                        ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                             $    748                  $    958
   Accounts payable                                                       49,279                    43,802
   Accrued liabilities                                                    12,350                    15,562
                                                                        --------                  --------
     Total current liabilities                                            62,377                    60,322
                                                                        --------                  --------
Long-term obligations:
   Borrowings under revolving credit agreement                           152,300                   134,700
   Bank and other debt                                                     2,365                     2,541
                                                                        --------                  --------
                                                                         154,665                   137,241
                                                                        --------                  --------
Deferred income taxes and credits                                          2,904                     2,879
                                                                        --------                  --------
Shareholders' equity:
   Common Stock, $.50 par value                                            7,729                     7,631
   Class B Common Stock, $.50 par value                                    1,081                     1,083
   Paid-in capital                                                       167,965                   163,996
   Unearned compensation related to
     outstanding restricted stock                                         (3,786)                   (3,836)
   Retained earnings                                                      58,040                    56,724
                                                                        --------                  --------
     Total shareholders' equity                                          231,029                   225,598
                                                                        --------                  --------
                                                                        $450,975                  $426,040
                                                                        ========                  ========

See accompanying notes to condensed consolidated financial statements.

                                     2 of 10

                                  WATSCO, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   Three Months Ended March 31, 1998 and 1997
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                          1998                      1997
                                                                       ----------                 --------

Revenue                                                                 $172,716                   $96,271
Cost of sales                                                            132,315                    74,214
                                                                        --------                   -------
Gross profit                                                              40,401                    22,057
Selling, general and administrative expenses                              35,860                    18,212
                                                                        --------                   -------
Operating income                                                           4,541                     3,845
Interest expense, net                                                      1,722                       493
                                                                        --------                   -------
Income from continuing operations
   before income taxes                                                     2,819                     3,352
Income taxes                                                               1,043                     1,291
                                                                        --------                   -------
Income from continuing operations                                          1,776                     2,061
Income from discontinued operations,
    net of income taxes                                                      149                       221
                                                                        --------                   -------
Net income                                                                 1,925                     2,282

Retained earnings at beginning of period                                  56,724                    40,784

Common stock cash dividends                                                  609                       491
Dividends on preferred stock of subsidiary                                     -                        32
                                                                        --------                   -------
Retained earnings at end of period                                      $ 58,040                   $42,543
                                                                        ========                   =======


Basic earnings per share:

Income from continuing operations                                          $0.10                     $0.13
Income from discontinued operations                                            -                      0.01
                                                                           -----                     -----
Net income                                                                 $0.10                     $0.14
                                                                           =====                     =====

Diluted earnings per share:

Income from continuing operations                                          $0.10                     $0.12
Income from discontinued operations                                            -                      0.01
                                                                           -----                     -----
Net income                                                                 $0.10                     $0.13
                                                                           =====                     =====


Weighted average shares and
 equivalent shares used to calculate:

Basic earnings per share                                                  17,479                    15,298
                                                                          ======                    ======
Diluted earnings per share                                                18,531                    16,400
                                                                          ======                    ======




See accompanying notes to condensed consolidated financial statements.

                                     3 of 10

                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1998 and 1997
                                 (In thousands)
                                   (Unaudited)

                                                                            1998                     1997
                                                                         ----------               --------
Cash flows from operating activities:
   Income from continuing operations                                     $ 1,776                  $  2,061
   Adjustments to reconcile income from
     continuing operations to net cash used
     in operating activities:
     Depreciation and amortization                                         1,693                       807
     Provision for doubtful accounts                                         395                       149
     Change in operating assets and liabilities,
     net of effects of acquisitions:
       Accounts receivable                                                (2,364)                   (1,209)
       Inventories                                                       (13,550)                  (12,417)
       Accounts payable and accrued liabilities                           (2,033)                    3,400
       Other, net                                                         (1,550)                      (28)
                                                                         -------                   -------
     Net cash used in operating activities                               (15,633)                   (7,237)
       of continuing operations                                          -------                   -------

Cash flows from investing activities:
   Business acquisitions, net of cash acquired                            (3,179)                  (48,891)
   Capital expenditures, net                                              (1,827)                   (1,712)
   Net proceeds from sales of marketable securities                            -                      (712)
                                                                         -------                   -------
Net cash used in investing activities
   of continuing operations                                               (5,006)                  (51,315)
                                                                         -------                   -------
Cash flows from financing activities:
   Net borrowings (repayments) under revolving credit agreement           17,600                   (21,900)
   Repayments of bank and other debt                                        (494)                   (2,730)
   Net proceeds from issuances of common stock                               591                    85,173
   Common stock dividends                                                   (609)                     (491)
   Other                                                                       -                       (32)
                                                                         -------                   -------
   Net cash provided by financing activities
     of continuing operations                                             17,088                    60,020
                                                                         -------                   -------
Net cash provided by (used in) discontinued operations                      (584)                       74
                                                                         -------                   -------
Net increase (decrease) in cash and cash equivalents                      (4,135)                    1,542
Cash and cash equivalents at beginning of period                           7,880                     2,882
                                                                         -------                   -------
Cash and cash equivalents at end of period                               $ 3,745                   $ 4,424
                                                                         =======                   =======




See accompanying notes to condensed consolidated financial statements.

                                     4 of 10

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                   (Amounts in thousands, except share data)
                                   (Unaudited)

1. The condensed consolidated balance sheet as of December 31, 1997, which has been derived from the Company's audited financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation have been included in the condensed consolidated financial statements herein.

2. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. The sale of the Company's products and services is seasonal with revenues generally increasing during the months of May through August.

3. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

4. Basic earnings per share is computed by dividing net income, less subsidiary preferred stock dividends, by the total of the weighted average number of shares outstanding. Subsidiary preferred stock dividends were $32 for the three months ended March 31, 1997. Diluted earnings per share additionally assumes, if dilutive, any added dilution from common stock equivalents.

     Shares used to calculate earnings per share for the three months ended March 31, 1998 and 1997 are as follows:

                                                       1998             1997
                                                    ----------       ----------
     Weighted average shares outstanding            17,478,988       15,298,177
     Dilutive stock options and warrants             1,052,258        1,101,448
                                                    ----------       ----------
     Shares for diluted earnings per share          18,531,246       16,399,625
                                                    ==========       ==========

5. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company's net income equals comprehensive income.

6. In November 1997, the Company's Board of Directors approved a plan to divest of its manufacturing operation, Watsco Components, Inc. ("Components") and its personnel staffing business, Dunhill Staffing Systems, Inc. ("Dunhill"). Accordingly, the results of Components and Dunhill have been accounted for as discontinued operations and the accompanying condensed consolidated financial statements presented herein have been restated to report separately the net assets, net cash flows and operating results of these discontinued operations. Summarized results for the discontinued operations for the three months ended March 31, 1998 and 1997 are as follows:

                                                     1998             1997
                                                     ----             ----
     Revenue                                       $16,418          $15,041
                                                   =======          =======
     Income before income taxes                    $   236          $   359
     Income taxes                                       87              138
                                                   -------          -------
     Net income from discontinued operations       $   149          $   221
                                                   =======          =======

                                     5 of 10

     Income before income taxes includes allocated interest expense of $125 and $79 in 1998 and 1997, respectively. Interest expense was allocated to discontinued operations based on a ratio of net assets of discontinued operations to the total Company's consolidated net assets.

7. In February and March 1998, the Company completed the acquisitions of five wholesale distributors of air conditioning and heating products. The acquisitions were made either in the form of the purchase of the outstanding common stock or the purchase of the net assets and business of the respective sellers. Aggregate consideration for these acquisitions consisted of cash payments of approximately $3.2 million and the issuance of 156,173 shares of Common Stock having a fair value of $3.4 million and is subject to adjustment upon the completion of audits of the assets purchased and the liabilities assumed.

     Acquisitions have been accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the unaudited condensed consolidated statements of income beginning on their respective dates of acquisition. The excess of the aggregate purchase prices over the net assets acquired is being amortized on a straight-line basis over 40 years.

     The preliminary purchase price allocations for business combinations for the three months ended March 31, 1998 and 1997 were as follows:

                                                         1998           1997
                                                         ----           ----
     Accounts receivable, net                           $ 3,116       $ 18,349
     Inventories                                          3,619         32,493
     Property, plant and equipment, net                     636          1,789
     Intangible assets                                    3,682         11,947
     Other assets                                            32            400
     Accounts payable and accrued expenses               (4,411)       (11,468)
     Long-term debt assumed                                (108)        (4,619)
     Fair value of common stock issued                   (3,387)             -
                                                        -------       --------
     Cash used in acquisitions, net of
        cash acquired                                   $ 3,179       $ 48,891
                                                        =======       ========

     The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions occurred on January 1, 1997 is as follows for the three months ended March 31, 1998 and 1997:

                                                               1998       1997
                                                               ----       ----
     Revenue                                                 $174,911   $166,105
     Income from continuing operations                       $  1,709   $  1,144
     Diluted earnings per share from continuing operations   $   0.09   $   0.06

     The unaudited pro forma consolidated results of operations is not necessarily indicative of either the results of operations that would have occurred had the above companies been acquired on January 1, 1997 for the years presented or of future results of operations.

8. In April and May 1998, the Company completed the acquisitions of two wholesale distributors of air conditioning, heating and refrigeration products. Combined revenue of these companies for their most recently completed fiscal year was approximately $27 million.

9. Certain amounts for 1997 have been reclassified to conform to the 1998 presentation.

                                     6 of 10

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 VS. QUARTER ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

   The following table presents the Company's consolidated financial results from continuing operations for the three months ended March 31, 1998 and 1997, expressed as a percent of revenue:

                                                        1998              1997
                                                        ----              ----

Revenue                                                 100.0%            100.0%
Cost of sales                                           (76.6)            (77.1)
                                                        -----             -----
Gross profit                                             23.4              22.9
Selling, general and administrative expenses            (20.8)            (18.9)
                                                        -----             -----
Operating income                                          2.6               4.0
Interest expense, net                                    (1.0)              (.5)
Income taxes                                              (.6)             (1.4)
                                                        -----             -----
Income from continuing operations                         1.0%              2.1%
                                                        =====             =====

   The above table and following narrative includes the results of operations of wholesale distributors of air conditioning, heating and refrigeration equipment and related parts and supplies acquired during 1998 and 1997. These acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition.

   Revenue for the three months ended March 31, 1998 increased $76.4 million, or 79%, compared to the same period in 1997. Excluding the effect of acquisitions, revenue increased $8.7 million, or 9%. Such increase was primarily due to additional sales generated from market share gains and increased sales generated by expanded product lines of parts and supplies.

   Gross profit for the three months ended March 31, 1998 increased $18.3 million, or 83%, as compared to the same period in 1997, primarily as a result of the aforementioned revenue increases. Excluding the effect of acquisitions, gross profit increased $2.1 million, or 10%. Gross profit margin in the first quarter increased to 23.3% in 1998 from 22.9% in 1997. Excluding the effect of acquisitions, gross profit margin increased to 23.0% in 1998 from 22.9% in 1997. Such increase was primarily due to improved pricing disciplines and the contribution from new national vendor programs.

    Selling, general and administrative expenses for the three months ended March 31, 1998 increased $17.6 million, or 97%, compared to the same period in 1997, primarily due to selling and delivery costs related to increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $2.0 million, or 11%, primarily due to revenue increases and the higher costs related to new branches and the expansion of existing branches. Selling, general and administrative expenses as a percent of revenue increased to 20.7% in 1998 from 18.9% in 1997, primarily due to the higher cost structures of acquired companies and startup costs related to the opening of new distribution branches. Excluding the effect of acquisitions, selling, general and administrative expenses as a percent of revenue increased to 19.2% in 1998 from 18.9% in 1997, primarily due to the expansion of existing branches and the comparatively higher cost structure of new distribution branches.

                                     7 of 10

   Interest expense, net for the first quarter in 1998 increased approximately $1.3 million, or 349%, compared to the same period in 1997, primarily due to higher average borrowings that were used to complete business acquisitions. Excluding the effect of acquisitions, interest expense, net in 1998 remained unchanged from 1997.

   The effective tax rate for the three months ended March 31, 1998 was 37.0% compared to 38.5% for the same period in 1997. This decrease was primarily due to the implementation of certain tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

   The Company maintains a bank-syndicated revolving credit agreement that provides for borrowings of up to $260 million, expiring on August 8, 2002. Borrowings under the unsecured agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement, which totaled $152.3 million at March 31, 1998, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .375% at March 31, 1998). The agreement contains financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions.

   At March 31, 1998, the Company had various interest rate swap agreements with an aggregate notional amount of $100 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings. The Company continuously monitors developments in the capital markets and only enters into swap transactions with established counterparties having investment-grade ratings.

   Working capital increased to $275.2 million at March 31, 1998 from $257.8 million at December 31, 1997. This increase was funded primarily by borrowings under the Company's revolving credit agreement.

   Cash and cash equivalents decreased $4.1 million during the first quarter of 1998. Principal sources of cash during the quarter were borrowings under the revolving credit agreement and profitable operations. The principal uses of cash were to fund working capital needs, including the addition of inventory to expand the product offerings of both existing and newly acquired locations, and finance acquisitions and capital expenditures.

   The Company has adequate availability of capital from operations and its revolving credit agreement to fund present operations and anticipated growth, including expansion in its current and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates; however, the Company currently has no binding agreement with respect to any acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

SAFE HARBOR STATEMENT

   This quarterly report contains statements which, to the extent they are not historical fact, constitute "forward looking statements" under the securities laws. All forward looking statements involve risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from those contemplated or projected, forecasted, estimated, budgeted, expressed or implied by or in such forward looking statements. The forward looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws.

   For additional information identifying some other important factors which may affect the Company's operations and markets and could cause actual results to vary materially from those anticipated in the forward looking statements, see the Company's Securities and Exchange Commission filings, including but not limited to, the discussion included in the Business section of the Company's Form 10-K under the heading "Other Information".

                                     8 of 10

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           There have been no significant changes from the information reported in the Annual Report on Form 10-K for the period ended December 31, 1997, filed on March 31, 1998.

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

                                                   WATSCO, INC.
                                                   -----------------------------
                                                   (Registrant)

                                               By: /S/ BARRY S. LOGAN
                                                   -----------------------------
                                                   Barry S. Logan
                                                   Vice President and Secretary
                                                   (Chief Financial Officer)

May 15, 1998




                                    10 of 10

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------

27                       Financial Data Schedule