Form 10-Q
period 1998-06-30
WATSCO INC
filed 1998-08-13
CIK 105016

--------------------------------------------------------------------------------

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 16,399,001 shares of the Company's Common Stock ($.50 par value) and 2,177,275 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of August 3, 1998.


                         PART I. FINANCIAL INFORMATION
                                  WATSCO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                      (In thousands, except per share data)

                                                                     JUNE 30,                 DECEMBER 31,
                                                                       1998                       1997
                                                                    ---------                 ------------
ASSETS                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                      $     6,738                $     7,880
   Accounts receivable, net                                           153,546                    101,727
   Inventories                                                        201,138                    173,319
   Other current assets                                                10,360                      9,263
   Net assets of discontinued operations                               11,102                     25,892
                                                                  -----------                -----------
     Total current assets                                             382,884                    318,081

   Property, plant and equipment, net                                  25,711                     21,870
   Other assets                                                        27,699                      8,701
   Intangible assets, net                                              84,667                     77,388
                                                                  -----------                -----------
                                                                  $   520,961                $   426,040
                                                                  ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                       $       753                 $      958
   Accounts payable                                                    79,012                     43,802
   Accrued liabilities                                                 20,780                     15,562
                                                                  -----------                 ----------
     Total current liabilities                                        100,545                     60,322
                                                                  -----------                 ----------
Long-term obligations:
   Borrowings under revolving credit agreement                        170,400                    134,700
   Bank and other debt                                                  2,877                      2,541
                                                                  -----------                 ----------
                                                                      173,277                    137,241
                                                                  -----------                 ----------
Deferred income taxes and credits                                       3,423                      2,879
                                                                  -----------                 ----------
Shareholders' equity:
   Common Stock, $.50 par value                                         7,849                      7,631
   Class B Common Stock, $.50 par value                                 1,093                      1,083
   Paid-in capital                                                    174,100                    163,996
   Retained earnings                                                   65,407                     56,724
   Unrealized gain on investments                                         879                          -
   Unearned compensation related to
     outstanding restricted stock                                      (5,612)                    (3,836)
                                                                  -----------                -----------
     Total shareholders' equity                                       243,716                    225,598
                                                                  -----------                -----------
                                                                  $   520,961                $   426,040
                                                                  ===========                ===========

See accompanying notes to condensed consolidated financial statements.

                                     2 of 13


                                  WATSCO, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
              Quarter and Six Months Ended June 30, 1998 and 1997
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              QUARTER ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,             JUNE 30,
                                                       -------------------------  ------------------------
                                                          1998            1997         1998         1997
                                                           ----           ----         ----         ----
Revenue                                                   $270,853      $164,703     $443,569     $260,974
Cost of sales                                              210,879       128,893      343,194      203,107
                                                       -----------    ----------  -----------  -----------
Gross profit                                                59,974        35,810      100,375       57,867
Selling, general and administrative expenses                43,260        25,493       79,120       43,705
                                                       -----------    ----------  -----------  -----------
Operating income                                            16,714        10,317       21,255       14,162
Interest expense, net                                        2,714           489        4,436          982
                                                       -----------    ----------  -----------  -----------
Income from continuing operations
   before income taxes                                      14,000         9,828       16,819       13,180
Income taxes                                                 5,180         3,841        6,223        5,132
                                                       -----------    ----------  -----------  -----------
Income from continuing operations                            8,820         5,987       10,596        8,048
Loss on sale of discontinued operation,
   net of income taxes                                        (398)            -         (398)           -
Income (loss) from discontinued operations,
   net of income taxes                                        (440)          376         (291)         597
                                                       -----------    ----------  -----------  -----------
Net income                                                   7,982         6,363        9,907        8,645

Retained earnings at beginning of period                    58,040        42,543       56,724       40,784

Common stock cash dividends                                   (615)         (604)      (1,224)      (1,095)
Dividends on preferred stock of subsidiary                       -           (32)           -          (64)
                                                       -----------    ----------  -----------  -----------
Retained earnings at end of period                        $ 65,407      $ 48,270     $ 65,407     $ 48,270
                                                       ===========    ==========  ===========  ===========

Basic earnings per share:
     Income from continuing operations                       $0.50        $0.35        $0.60         $0.49
     Loss on sale of discontinued operation                  (0.02)           -        (0.02)            -
     Income (loss) from discontinued operations              (0.03)        0.02        (0.02)         0.04
                                                           -------       -------     --------     --------
     Net income                                              $0.45        $0.37        $0.56         $0.53
                                                           =======       ======      =======      ========

Diluted earnings per share:
     Income from continuing operations                       $0.47        $0.33        $0.57         $0.46
     Loss on sale of discontinued operation                  (0.02)           -        (0.02)            -
     Income (loss) from discontinued operations              (0.03)        0.02        (0.02)         0.04
                                                           -------       -------     --------     --------
     Net income                                              $0.42        $0.35        $0.53         $0.50
                                                           =======       ======      =======      ========

Weighted average shares and equivalent shares used to calculate:

     Basic earnings per share                               17,797        17,217       17,639       16,256
                                                            ======        ======       ======       ======
     Diluted earnings per share                             18,897        18,240       18,702       17,322
                                                            ======        ======       ======       ======

See accompanying notes to condensed consolidated financial statements.

                                     3 of 13


                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1998 and 1997
                                 (In thousands)
                                   (Unaudited)
                                                                      1998                          1997
                                                                      ----                          ----
Cash flows from operating activities:
   Net income                                                        $  9,907                    $   8,645
   Loss (income) from discontinued operations,
     net of income taxes                                                  291                         (597)
   Loss on sale of discontinued operation,
     net of income taxes                                                  398                            -
                                                                   ----------                  -----------
   Income from continuing operations                                   10,596                        8,048
   Adjustments to reconcile income from
     continuing operations to net cash used
     in operating activities:
   Depreciation and amortization                                        4,492                        1,822
   Provision for doubtful accounts                                      1,252                          702
   Deferred income tax benefit                                            515                            -
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                                              (47,167)                     (26,670)
     Inventories                                                      (20,099)                     (22,649)
     Accounts payable and accrued liabilities                          31,281                       15,886
     Other, net                                                        (2,414)                      (4,213)
                                                                   ----------                  -----------
     Net cash used in operating activities
       of continuing operations                                       (21,544)                     (27,074)
                                                                   ----------                  -----------
Cash flows from investing activities:
     Business acquisitions, net of cash acquired                       (6,163)                     (57,061)
     Capital expenditures, net                                         (5,713)                      (3,437)
     Net purchases of marketable securities                                 -                         (693)
                                                                   ----------                  -----------
     Net cash used in investing activities
       of continuing operations                                       (11,876)                     (61,191)
                                                                   ----------                  -----------
Cash flows from financing activities:
     Net borrowings under revolving credit agreement                   35,700                        9,900
     Net repayments of bank and other debt                               (710)                        (657)
     Net proceeds from issuances of common stock                        1,060                       85,749
     Common stock dividends                                            (1,224)                      (1,095)
     Other                                                                  -                         (207)
                                                                   ----------                  -----------
     Net cash provided by financing activities
       of continuing operations                                        34,826                       93,690
                                                                   ----------                  -----------
Net cash used in discontinued operations                               (2,548)                      (1,785)
                                                                   ----------                  -----------
Net increase (decrease)  in cash and cash equivalents                  (1,142)                       3,640
Cash and cash equivalents at beginning of period                        7,880                        2,882
                                                                   ----------                  -----------
Cash and cash equivalents at end of period                           $  6,738                     $  6,522
                                                                   ==========                  ===========

See accompanying notes to condensed consolidated financial statements.

                                     4 of 13

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                        (In thousands, except share data)
                                   (Unaudited)


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

2. The results of operations for the quarter and six month period ended June 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. The sale of the Company's products is seasonal with revenue generally increasing during the months of May through August.

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

4. Basic earnings per share is computed by dividing net income, less subsidiary preferred stock dividends, by the total of the weighted average number of shares outstanding. Subsidiary preferred stock dividends were $32 and $64 for the quarter and six months ended June 30, 1997, respectively. Diluted earnings per share additionally assumes any added dilution from common stock equivalents.

         Shares used to calculate earnings per share are as follows:

                                                            QUARTER ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                     -----------------------------   ------------------------
                                                           1998            1997           1998         1997
                                                           ----            ----           ----         ----
     Weighted average shares outstanding                17,796,676      17,216,799     17,638,710  16,255,645
     Dilutive stock options and warrants                 1,100,722       1,023,187      1,062,902   1,066,432
                                                     -------------    ------------   ------------  ----------
     Shares for diluted earnings per share              18,897,398      18,239,986     18,701,612  17,322,077
                                                     =============    ============   ============  ==========

     The Company's Board of Directors declared a three-for-two stock split for both classes of common stock payable on August 14, 1998 to shareholders of record as of July 31, 1998.

                                     5 of 13

5. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                               QUARTER ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                JUNE 30,
                                                          ----------------------   ------------------------
                                                             1998          1997         1998         1997
                                                             ----          ----         ----         ----
     Net income                                             $7,982        $6,363      $ 9,907       $8,645
     Unrealized gain on investments,
       net of tax                                              879             -          879            -
                                                          --------      --------   ----------     --------
     Comprehensive income                                   $8,861        $6,363      $10,786       $8,645
                                                          ========      ========   ==========     ========

6. Discontinued operations include a personnel staffing business, Dunhill Staffing Systems, Inc., and, until May 1998, a manufacturing operation, Watsco Components, Inc. ("Components"). In May 1998, the Company sold substantially all the operating assets of Components to International Comfort Products Corporation ("ICP") for approximately $16,649 of ICP's common stock. Summarized results for the discontinued operations are as follows:

                                                              QUARTER ENDED            SIX MONTHS ENDED
                                                                 JUNE 30,                  JUNE 30,
                                                        ------------------------   -----------------------
                                                            1998          1997         1998          1997
                                                            ----          ----         ----          ----
     Revenue                                             $  16,104     $  17,670    $  32,522    $  32,711
                                                         =========     =========    =========    =========

     Income (loss) before income taxes                   $    (698)    $     611    $    (462)   $     970
     Income tax expense (benefit)                             (258)          235         (171)         373
                                                         ---------     ---------    ---------    ---------
     Income (loss) from discontinued operations          $    (440)    $     376    $    (291)   $     597
                                                         =========     =========    =========    =========

         Income before income taxes includes allocated interest expense of $108 and $70 and $248 and $167 for the quarters and six months ended June 30, 1998 and 1997, respectively. Interest expense was allocated to the discontinued operations based on a ratio of net assets of the discontinued operations to the total Company's consolidated net assets.

7. In April 1998, the Company completed the acquisitions of the common stock of two wholesale distributors of air conditioning and heating products. Aggregate consideration for these acquisitions consisted of cash payments of $2,984, debt assumption of $2,463 and the issuance of 148,692 shares of Common Stock having a fair value of $3,613 and is subject to adjustment upon the completion of audits of the assets purchased and the liabilities assumed.

         The acquisitions have been accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the unaudited condensed consolidated statements of income beginning on their respective dates of acquisition. The excess of the aggregate purchase prices over the net assets acquired is being amortized on a straight-line basis over 40 years.


                                     6 of 13

         The Company's unaudited pro forma consolidated results of operations, assuming all significant acquisitions occurred on January 1, 1997, are as follows:

                                                                 QUARTER ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                JUNE 30,
                                                          ----------------------     ---------------------
                                                            1998           1997         1998         1997
                                                            ----           ----         ----         ----
     Revenue                                              $273,208      $230,398     $453,490     $401,989
     Income from continuing operations                    $  8,789      $  7,264     $ 10,283     $  8,256
     Diluted earnings per share from
       continuing operations                                 $0.46         $0.39        $0.55        $0.44

         The unaudited pro forma consolidated results of operations is not necessarily indicative of either the results of operations that would have occurred had the above companies been acquired on January 1, 1997 for the years presented or of future results of operations.

8. In July 1998, the Company completed the acquisition of Kaufman Supply, Inc. ("Kaufman"), a wholesale distributor of air conditioning and other products to the manufactured housing industry which operates 12 locations and serving over 2,500 dealers and contractors throughout the southeastern United States. Kaufman's revenue was approximately $102,000 in 1997.

9. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The Company has not yet determined the timing of or method of adoption of SFAS No. 133 and believes that the adoption of this statement will not be material to the Company's consolidated financial position or results of operations.

10. Certain amounts for 1997 have been reclassified to conform to the 1998 presentation.

                                     7 of 13

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
         The following table presents the Company's consolidated financial statements from continuing operations for the quarter and six months ended June 30, 1998 and 1997, expressed as a percentage of revenue:

                                                                  QUARTER                   SIX MONTHS
                                                               ENDED JUNE 30,             ENDED JUNE 30,
                                                             ------------------         -----------------
                                                             1998          1997         1998         1997
                                                             ----          ----         ----         ----
Revenue                                                      100.0%       100.0%       100.0%        100.0%
Cost of sales                                                 77.9         78.3         77.4          77.8
                                                           -------       -------      -------      -------
Gross profit                                                  22.1         21.7         22.6          22.2
Selling, general and administrative expenses                  15.9         15.4         17.8          16.8
                                                           -------       -------      -------      -------
Operating income                                               6.2          6.3          4.8           5.4
Interest expense, net                                          1.0           .3          1.0            .3
Income taxes                                                   1.9          2.4          1.4           2.0
                                                           -------       -------      -------      -------
Income from continuing operations                              3.3%         3.6%         2.4 %         3.1%
                                                           =======      =======       =======      =======

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

QUARTER ENDED JUNE 30, 1998 VS. QUARTER ENDED JUNE 30, 1997

         Revenue for the three months ended June 30, 1998 increased $106.2 million, or 64%, compared to the same period in 1997. Excluding the effect of acquisitions, revenue increased $24.8 million, or 15%. Such increase was primarily due to additional sales generated from market share gains and increased sales generated by expanded product lines of parts and supplies.

         Gross profit for the three months ended June 30, 1998 increased $24.2 million, or 67%, as compared to the same period in 1997, primarily as a result of the aforementioned revenue increases. Excluding the effect of acquisitions, gross profit increased $5.1 million, or 14%. Gross profit margin in the second quarter increased to 22.1% in 1998 from 21.7% in 1997. Excluding the effect of acquisitions, gross profit margin decreased to 21.6% in 1998 from 21.7% in 1997.

         Selling, general and administrative expenses for the three months ended June 30, 1998 increased $17.8 million, or 70%, compared to the same period in 1997, primarily due to higher selling and delivery costs related to acquired companies and increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $3.1 million, or 12%, primarily due to revenue increases, higher costs related to new locations and the expansion of existing locations. Selling, general and administrative expenses as a percent of revenue increased to 15.9% in 1998 from 15.4% in 1997, primarily due to the higher cost structures of acquired companies and startup costs related to the opening of new distribution locations. Excluding the effect of acquisitions, selling, general and administrative expenses as a percent of revenue decreased to 15.1% in 1998 from 15.4% in 1997, primarily due to the leveraging of these expenses on increased same store sales.

                                     8 of 13

         Interest expense, net for the second quarter in 1998 increased approximately $2.2 million, or 455%, compared to the same period in 1997, primarily due to higher average borrowings that were used to complete business acquisitions.

         The effective tax rate for the three months ended June 30, 1998 was 37.0% compared to 39.1% for the same period in 1997. This decrease was primarily due to the implementation of certain tax planning strategies.

SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

         Revenue for the six months ended June 30, 1998 increased $182.6 million, or 70%, compared to the same period in 1997. Excluding the effect of acquisitions, revenue increased $32.4 million, or 12%. Such increase was primarily due to additional sales generated from market share gains and increased sales generated by expanded product lines of parts and supplies.

         Gross profit for the six months ended June 30, 1998 increased $42.5 million, or 73%, as compared to the same period in 1997, primarily as a result of the aforementioned revenue increases. Excluding the effect of acquisitions, gross profit increased $6.9 million, or 12%. Gross profit margin for the six month period increased to 22.6% in 1998 from 22.2% in 1997. Excluding the effect of acquisitions, gross profit margin decreased to 22.1% in 1998 from 22.2% in 1997.

         Selling, general and administrative expenses for the six months ended June 30, 1998 increased $35.4 million, or 81%, compared to the same period in 1997, primarily due to higher selling and delivery costs related to acquired companies and increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $4.9 million, or 11%, primarily due to revenue increases, higher costs related to new locations and the expansion of existing locations. Selling, general and administrative expenses as a percent of revenue increased to 17.8% in 1998 from 16.8% in 1997, primarily due to the higher cost structures of acquired companies and startup costs related to the opening of new distribution locations. Excluding the effect of acquisitions, selling, general and administrative expenses as a percent of revenue decreased to 16.6% in 1998 from 16.8% in 1997, primarily due to the leveraging of these expenses on increased same store sales.

         Interest expense, net for the six months ended June 30, 1998 increased approximately $3.5 million, or 352%, compared to the same period in 1997, primarily due to higher average borrowings that were used to complete business acquisitions.

         The effective tax rate for the six months ended June 30, 1998 was 37.0% compared to 38.9% for the same period in 1997. This decrease was primarily due to the implementation of certain tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains a bank-syndicated revolving credit agreement that provides for borrowings of up to $260 million, expiring on August 8, 2002. Borrowings under the unsecured agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement, which totaled $170.4 million at June 30, 1998, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .375% at June 30, 1998). The agreement contains financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions.

                                     9 of 13

         At June 30, 1998, the Company had various interest rate swap agreements with an aggregate notional amount of $100 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings. The Company continuously monitors developments in the capital markets and only enters into swap transactions with established counterparties having investment-grade ratings.

         Working capital increased to $282.3 million at June 30, 1998 from $257.8 million at December 31, 1997. This increase was funded primarily by borrowings under the Company's revolving credit agreement.

         Cash and cash equivalents decreased $1.1 million during the six month period ended June 30, 1998. Principal sources of cash were borrowings under the revolving credit agreement and profitable operations. The principal uses of cash were to fund working capital needs, including the addition of inventory to expand the product offerings of both existing and newly acquired locations, and finance acquisitions and capital expenditures.

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


                                    10 of 13

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

         (a) The Company's 1998 Annual Meeting of Shareholders was held on June 3, 1998.

         (b) Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. The following nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders as follows:

                                                                FOR             WITHHELD
                                                                ---             --------
                  COMMON STOCK
                           Mr. Robert J. Novello              12,809,829         34,766

                  CLASS B COMMON STOCK
                           Mr. Ronald P. Newman                1,866,988          2,985
                           Mr. David B. Fleeman                1,866,988          2,985
                           Mr. Bob Moss                        1,866,988          2,985

         (c) Two additional proposals were voted upon at the Annual Meeting of Shareholders as follows:

                  (1) To ratify the action of the Board of Directors amending the Company's Amended and Restated 1996 Qualified Employee Stock Purchase Plan and

                  (2) To ratify the reappointment of Arthur Andersen LLP as the Company's independent certified public accountants for the year ended December 31, 1998.

                  The combined vote of the Company's Common Stock and Class B Common Stock was as follows:

                  PROPOSAL 1
                  For               31,388,755
                  Against              108,324
                  Abstained             47,246

                  PROPOSAL 2
                  For               31,511,594
                  Against               15,269
                  Abstained             17,462


                                    11 of 13

         As of April 3, 1998, the record date for the Annual Meeting of Shareholders, the total number of shares of the Company's Common Stock, $.50 par value, and Class B Common Stock, $.50 par value, outstanding was 15,438,163 and 2,163,153, respectively, representing 37,069,693 combined votes.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         27. Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K



                                    12 of 13

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


                                                    WATSCO, INC.
                                                    ----------------------------
                                                    (Registrant)

                                                By: /S/ BARRY S. LOGAN
                                                    ----------------------------
                                                    Barry S. Logan
                                                    Vice President and Secretary
                                                    (Chief Financial Officer)

August 13, 1998



                                    13 of 13

                                 EXHIBIT INDEX

EXHIBIT                   DESCRIPTION
-------                   -----------

27.               Financial Data Schedule