Form 10-Q
period 1998-09-30
WATSCO INC
filed 1998-11-16
CIK 105016

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 24,731,302 shares of the Company's Common Stock ($.50 par value) and 3,206,308 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of November 12, 1998.



                          PART I. FINANCIAL INFORMATION
                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                      (In thousands, except per share data)


                                                                  SEPTEMBER 30,              DECEMBER 31,
                                                                        1998                    1997
                                                                  -------------              ------------
                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                        $   8,450                 $    7,880
   Accounts receivable, net                                           156,706                    101,727
   Inventories                                                        223,532                    173,319
   Other current assets                                                11,157                      9,263
   Net assets of discontinued operations                               12,610                     25,892
                                                                  -------------              ------------
     Total current assets                                             412,455                    318,081

   Property, plant and equipment, net                                  30,875                     21,870
   Other assets                                                        24,861                      8,701
   Intangible assets, net                                             104,994                     77,388
                                                                  -------------              ------------
                                                                     $573,185                   $426,040
                                                                  =============              ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                        $      803                 $      958
   Accounts payable                                                    70,548                     43,802
   Accrued liabilities                                                 25,128                     15,562
                                                                  -------------              ------------
     Total current liabilities                                         96,479                     60,322
                                                                  -------------              ------------
Long-term obligations:
   Borrowings under revolving credit agreement                        200,700                    134,700
   Bank and other debt                                                  4,197                      2,541
                                                                  -------------              ------------
                                                                      204,897                    137,241
                                                                  -------------              ------------
Deferred income taxes and credits                                       2,880                      2,879
                                                                  -------------              ------------
Shareholders' equity:
   Common Stock, $.50 par value                                        12,348                      7,631
   Class B Common Stock, $.50 par value                                 1,605                      1,083
   Paid-in capital                                                    187,802                    163,996
   Retained earnings                                                   75,870                     56,724
   Unrealized loss on investments, net of tax                          (2,813)                         -
   Unearned compensation related to
     outstanding restricted stock                                      (5,883)                    (3,836)
                                                                   -------------              ------------
    Total shareholders' equity                                        268,929                    225,598
                                                                   -------------              ------------
                                                                     $573,185                   $426,040
                                                                   =============              ============


     See accompanying notes to condensed consolidated financial statements.

                                     2 of 12

                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                                RETAINED EARNINGS
                          Quarter and Nine Months Ended
                           September 30, 1998 and 1997
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         QUARTER ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                     ----------------------    ---------    ---------
                                                        1998         1997         1998         1997
                                                     ---------    ---------    ---------    ---------
Revenue                                              $ 317,028    $ 189,462    $ 760,597    $ 450,436
Cost of sales                                          245,494      147,887      588,688      350,994
                                                     ---------    ---------    ---------    ---------
Gross profit                                            71,534       41,575      171,909       99,442
Selling, general and administrative expenses            51,071       29,771      130,191       73,476
                                                     ---------    ---------    ---------    ---------
Operating income                                        20,463       11,804       41,718       25,966
Interest expense, net                                    3,249          762        7,685        1,744
                                                     ---------    ---------    ---------    ---------
Income from continuing operations
   before income taxes                                  17,214       11,042       34,033       24,222
Income taxes                                             6,369        4,194       12,592        9,326
                                                     ---------    ---------    ---------    ---------
Income from continuing operations                       10,845        6,848       21,441       14,896
Loss on sale of discontinued operation,
   net of income taxes                                    --           --           (398)        --
Income (loss) from discontinued operations,
   net of income taxes                                     271          140          (20)         737
                                                     ---------    ---------    ---------    ---------
Net income                                              11,116        6,988       21,023       15,633

Retained earnings at beginning of period                65,407       48,270       56,724       40,784

Common stock dividends                                    (653)        (593)      (1,877)      (1,688)
Dividends on preferred stock of subsidiary                --            (33)        --            (97)
                                                     ---------    ---------    ---------    ---------
Retained earnings at end of period                   $  75,870    $  54,632    $  75,870    $  54,632
                                                     =========    =========    =========    =========
Basic earnings per share:
     Income from continuing operations               $    0.39    $    0.26    $    0.80    $    0.60
     Loss on sale of discontinued operation               --           --          (0.02)        --
     Income from discontinued operations                  0.01         0.01         --           0.03
                                                     ---------    ---------    ---------    ---------
     Net income                                      $    0.40    $    0.27    $    0.78    $    0.63
                                                     =========    =========    =========    =========
Diluted earnings per share:
     Income from continuing operations               $    0.37    $    0.25    $    0.75    $    0.56
     Loss on sale of discontinued operation               --           --          (0.01)        --
     Income from discontinued operations                  0.01         0.01         --           0.03
                                                     ---------    ---------    ---------    ---------
     Net income                                      $    0.38    $    0.26    $    0.74    $    0.59
                                                     =========    =========    =========    =========
Weighted average shares and equivalent shares
 used to calculate:

     Basic earnings per share                           27,873       25,929       26,935       24,895
                                                     =========    =========    =========    =========
     Diluted earnings per share                         29,493       27,634       28,568       26,599
                                                     =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                                     3 of 12

                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1997
                                 (In thousands)
                                   (Unaudited)

                                                          1998         1997
                                                       ---------    ---------
Cash flows from operating activities:
   Net income                                          $  21,023    $  15,633
   Loss (income) from discontinued operations,
     net of income taxes                                      20         (737)
   Loss on sale of discontinued operation,
     net of income taxes                                     398          --
                                                       ---------    ---------
   Income from continuing operations                      21,441       14,896
   Adjustments to reconcile income from
     continuing operations to net cash used
     in operating activities:
   Depreciation and amortization                           6,108        3,103
   Provision for doubtful accounts                         2,193        1,464
   Deferred income tax provision                            (204)         --
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                                 (37,259)     (27,654)
     Inventories                                         (32,226)     (20,879)
     Accounts payable and accrued liabilities             18,551        9,141
     Other, net                                           (2,670)      (4,773)
                                                       ---------    ---------
     Net cash used in operating activities
       of continuing operations                          (24,066)     (24,702)
                                                       ---------    ---------
Cash flows from investing activities:
     Business acquisitions, net of cash acquired         (22,881)    (116,785)
     Capital expenditures, net                            (8,397)      (4,662)
     Purchases of marketable securities                     (735)        (257)
                                                       ---------    ---------
     Net cash used in investing activities
       of continuing operations                          (32,013)    (121,704)
                                                       ---------    ---------
Cash flows from financing activities:
     Net borrowings under revolving credit agreement      66,000       87,900
     Net repayments of bank and other debt                (6,323)     (12,098)
     Net proceeds from issuances of common stock           2,619       86,709
     Common stock dividends                               (1,862)      (1,688)
     Other                                                  --            (97)
                                                       ---------    ---------
     Net cash provided by financing activities
       of continuing operations                           60,434      160,726
                                                       ---------    ---------
Net cash used in discontinued operations                  (3,785)      (2,316)
                                                       ---------    ---------
Net increase in cash and cash equivalents                    570       12,004
Cash and cash equivalents at beginning of period           7,880        2,882
                                                       ---------    ---------
Cash and cash equivalents at end of period             $   8,450    $  14,886
                                                       =========    =========

See accompanying notes to condensed consolidated financial statements.

                                     4 of 12

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                        (In thousands, except share data)
                                   (Unaudited)

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

2. The results of operations for the quarter and nine month period ended September 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. The sale of the Company's products is seasonal with revenue generally increasing during the months of May through August.

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

4. Basic earnings per share is computed by dividing net income, less subsidiary preferred stock dividends, by the total of the weighted average number of shares outstanding. Subsidiary preferred stock dividends were $33 and $97 for the quarter and nine months ended September 30, 1997, respectively. Diluted earnings per share additionally assumes any added dilution from common stock equivalents.

     Shares used to calculate earnings per share are as follows:

                                                  QUARTER ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                ---------------------   -----------------------
                                                  1998         1997         1998        1997
                                                --------    ---------   ----------     --------
Weighted average shares outstanding             27,872,756  25,929,176  26,934,811   24,894,560
Dilutive stock options                           1,620,458   1,704,766   1,633,080    1,704,766
                                                ----------- ----------  ----------   ----------
Shares for diluted earnings per share           29,493,214  27,633,942  28,567,891   26,599,326
                                                ==========  ==========  ==========   ==========
Options outstanding which are not
  included in the calculation of diluted
  earnings per share because their
  impact is antidilutive                           233,626       --        214,126       --
                                                ==========  ==========  ==========   ==========

     Weighted average common shares outstanding have been restated to include the effect of a 3-for-2 stock split paid on August 14, 1998.

5. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                           QUARTER ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                       --------------------   --------------------
                                                          1998      1997       1998        1997
                                                       --------    --------   --------    --------
Net income                                             $ 11,116    $  6,988   $ 21,023    $ 15,633
Unrealized loss on investments, net of tax               (3,692)       --       (2,813)       --
                                                       --------    --------   --------    --------
Comprehensive income                                   $  7,424    $  6,988   $ 18,210    $ 15,633
                                                       ========    ========   ========    ========

                                     5 of 12

6. Discontinued operations include a personnel staffing business, Dunhill Staffing Systems, Inc., and, until May 1998, a manufacturing operation, Watsco Components, Inc. ("Components"). In May 1998, the Company sold substantially all the operating assets of Components to International Comfort Products Corporation. Summarized results for the discontinued operations are as follows:

                                                      QUARTER ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                 --------------------    -------------------
                                                    1998       1997        1998        1997
                                                 ---------   --------    --------    -------
Revenue:
  Personnel staffing                             $ 13,982    $ 11,535    $ 37,643    $ 32,322
  Manufacturing                                      --         5,585       8,861      17,509
                                                 --------    --------    --------    --------
                                                 $ 13,982    $ 17,120    $ 46,504    $ 49,831
                                                 ========    ========    ========    ========

Income (loss) before income taxes:
  Personnel staffing                             $    474    $    472    $  1,239    $  1,080
  Manufacturing                                       (43)       (244)     (1,270)        118
                                                 --------    --------    --------    --------
                                                      431         228         (31)      1,198
Income tax expense (benefit)                          160          88         (11)        461
                                                 --------    --------    --------    --------
Income (loss) from discontinued operations       $    271    $    140    $    (20)   $    737
                                                 ========    ========    ========    ========

     Income (loss) before income taxes includes allocated interest expense of $128 and $96 and $376 and $263 for the quarter and nine months ended September 30, 1998 and 1997, respectively. Interest expense was allocated to the discontinued operations based on a ratio of net assets of the discontinued operations to the total Company's consolidated net assets.

     7. In July 1998, the Company completed the acquisition of the common stock of Kaufman Supply, Inc. ("Kaufman"), a wholesale distributor of air conditioning and other products to the manufactured housing industry, and in August 1998, completed the acquisition of the common stock of SPS Supply, Inc., a wholesale distributor of air conditioning, heating and refrigeration products. Aggregate consideration for these acquisitions consisted of cash payments of $16,718, debt assumption of $5,253 and the issuance of 920,042 shares of Common Stock having a fair value of $16,520. These transactions are subject to adjustment upon the completion of audits of the assets purchased and the liabilities assumed.

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

     The Company's unaudited pro forma consolidated results of operations, assuming all significant acquisitions occurred on January 1, 1997, are as follows:

                                                           QUARTER ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                          ------------------   ------------------
                                                           1998       1997       1998       1997
                                                          -------    -------   --------   --------
     Revenue                                              $317,028   $281,295  $822,245   $734,619
     Income from continuing operations                    $ 10,845   $  9,528  $ 21,306   $ 18,431
     Diluted earnings per share from
       continuing operations                              $  0.37    $   0.33  $   0.73   $   0.64

     The unaudited pro forma consolidated results of operations is not necessarily indicative of either the results of operations that would have occurred had the above companies been acquired on January 1, 1997 for the years presented or of future results of operations.

                                                  6 of 12

8. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company has not yet determined the timing of or method of adoption of SFAS No. 133 and believes that the adoption of this statement will not be material to the Company's consolidated financial position or results of operations.

                                     7 of 12

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table presents the Company's consolidated financial statements from continuing operations for the quarter and nine months ended September 30, 1998 and 1997, expressed as a percent of revenue:


                                                                    QUARTER           NINE MONTHS
                                                              ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                                              ------------------- -------------------
                                                                1998      1997      1998       1997
                                                              --------   -------  --------    -------
Revenue                                                          100.0%    100.0%    100.0%    100.0%
Cost of sales                                                     77.4      78.1      77.4      77.9
                                                              --------   -------  --------    -------

Gross profit                                                      22.6      21.9      22.6      22.1
Selling, general and administrative expenses                      16.1      15.7      17.1      16.3
                                                              --------   -------  --------    -------
Operating income                                                   6.5       6.2       5.5       5.8
Interest expense, net                                              1.0        .4       1.0        .4
Income taxes                                                       2.1       2.2       1.7       2.1
                                                              --------   -------  --------    -------
Income from continuing operations                                  3.4%      3.6%      2.8%      3.3%
                                                              ========   =======  ========    =======

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

QUARTER ENDED SEPTEMBER 30, 1998 VS. QUARTER ENDED SEPTEMBER 30, 1997

         Revenue for the three months ended September 30, 1998 increased $127.6 million, or 67%, compared to the same period in 1997. Excluding the effect of acquisitions, revenue increased $25.2 million, or 13%. Such increase was primarily due to additional sales generated from market share gains and increased sales generated by expanded product lines of parts and supplies.

         Gross profit for the three months ended September 30, 1998 increased $30.0 million, or 72%, as compared to the same period in 1997, primarily as a result of the aforementioned revenue increases. Excluding the effect of acquisitions, gross profit increased $6.3 million, or 15%. Gross profit margin in the third quarter increased to 22.6% in 1998 from 21.9% in 1997. Excluding the effect of acquisitions, gross profit margin increased to 22.3% in 1998 from 21.9% in 1997.

         Selling, general and administrative expenses for the three months ended September 30, 1998 increased $21.3 million, or 72%, compared to the same period in 1997, primarily due to higher selling and delivery costs related to acquired companies and increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $3.2 million, or 11%, primarily due to the aforementioned revenue increases. Selling, general and administrative expenses as a percent of revenue increased to 16.1% in 1998 from 15.7% in 1997, primarily due to the higher cost structures of acquired companies and startup costs related to the opening of new distribution locations. Excluding the effect of acquisitions, selling, general and administrative expenses as a percent of revenue decreased to 15.4% in 1998 from 15.7% in 1997, primarily due to the leveraging of expenses on increased same store sales.

                                     8 of 12

         Interest expense, net for the third quarter in 1998 increased approximately $2.5 million, compared to the same period in 1997, primarily due to higher average borrowings used to complete business acquisitions.

         The effective tax rate for the three months ended September 30, 1998 was 37.0% compared to 38.0% for the same period in 1997. This decrease was primarily due to the implementation of certain tax planning strategies.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenue for the nine months ended September 30, 1998 increased $310.2 million, or 69%, compared to the same period in 1997. Excluding the effect of acquisitions, revenue increased $57.8 million, or 13%. Such increase was primarily due to additional sales generated from market share gains and increased sales generated by expanded product lines of parts and supplies.

         Gross profit for the nine months ended September 30, 1998 increased $72.5 million, or 73%, as compared to the same period in 1997, primarily as a result of the aforementioned revenue increases. Excluding the effect of acquisitions, gross profit increased $13.4 million, or 14%. Gross profit margin for the nine month period increased to 22.6% in 1998 from 22.1% in 1997. Excluding the effect of acquisitions, gross profit margin increased to 22.2% in 1998 from 22.1% in 1997.

         Selling, general and administrative expenses for the nine months ended September 30, 1998 increased $56.7 million, or 77%, compared to the same period in 1997, primarily due to higher selling and delivery costs related to acquired companies and increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $8.2 million, or 11%, primarily due to the aforementioned revenue increases. Selling, general and administrative expenses as a percent of revenue increased to 17.1% in 1998 from 16.3% in 1997, primarily due to the higher cost structures of acquired companies and startup costs related to the opening of new distribution locations. Excluding the effect of acquisitions, selling, general and administrative expenses as a percent of revenue decreased to 16.1% in 1998 from 16.3% in 1997, primarily due to the leveraging of expenses on increased same store sales.

         Interest expense, net for the nine months ended September 30, 1998 increased approximately $5.9 million, compared to the same period in 1997, primarily due to higher average borrowings used to complete business acquisitions.

         The effective tax rate for the nine months ended September 30, 1998 was 37.0% compared to 38.5% for the same period in 1997. This decrease was primarily due to the implementation of certain tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains a bank-syndicated revolving credit agreement that provides for borrowings of up to $260 million, expiring on August 8, 2002. Borrowings under the unsecured agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement, which totaled $200.7 million at September 30, 1998, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .6% at September 30, 1998). The agreement contains financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions.

                                     9 of 12

         At September 30, 1998, the Company had various interest rate swap agreements with an aggregate notional amount of $100 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings. The Company continuously monitors developments in the capital markets and only enters into swap transactions with established counterparties having investment-grade ratings.

         Working capital increased to $316.0 million at September 30, 1998 from $257.8 million at December 31, 1997. This increase was funded primarily by borrowings under the Company's revolving credit agreement.

         Cash and cash equivalents increased $.6 million during the nine month period ended September 30, 1998. Principal sources of cash were borrowings under the revolving credit agreement and profitable operations. The principal uses of cash were to fund working capital needs, including the addition of inventory to expand the product offerings of both existing and newly acquired locations, and finance acquisitions and capital expenditures.

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

YEAR 2000 ISSUE

         Many computer systems in use today may be unable to correctly process data or may not operate at all after December 31, 1999 because those systems recognize the year within a date only by the last two digits. Some computer programs may interpret the year "00" as 1900, instead of as 2000, causing errors in calculations, or the value "00" may be considered invalid by the computer program causing the system to fail. The Year 2000 issue affects: (1) information technology utilized by the Company, (2) other systems utilized by the Company, such as communications, facilities management and service equipment containing embedded computer chips and (3) systems of key customers, suppliers and other business partners.

         The Company's activities to manage the Year 2000 issue include (a) identifying the systems that are non-compliant, (b) formulating strategies to remedy the problems, (c) making the changes necessary through purchasing new or modifying existing systems and (d) testing the changes. The identification and formulation stages have been performed by the Company and each of its subsidiaries and are nearly complete. The implementation of changes, the validation testing of such changes and an assessment of Year 2000 exposures as they may relate to the Company's key customers, suppliers or other business partners are expected to be conducted over the remainder of 1998 and throughout 1999.

         Based on the Company's assessment to date, management does not expect the implementation costs related to the Year 2000 issues to have a material adverse impact on the Company's financial position, results of operations or cash flows; however, this estimate could change as the Company's activities to address the Year 2000 issue progresses.

         While management believes that it has undertaken reasonable steps to address the Year 2000 issue, there can be no assurance that a failure to convert the Company's systems or the inability of its key suppliers, customers or other business partners to adequately address the Year 2000 issue would not have a material adverse impact on the Company.

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

                                    10 of 12

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no significant changes from the information reported in the Annual Report on Form 10-K for the period ended December 31, 1997, filed on March 31, 1998.

Item 2.  Changes in the Rights of the Company's Security Holders

         In July and August 1998, the Company issued 920,042 shares of Common Stock as partial consideration for acquisitions made by the Company. See Note 7 of the Notes to Condensed Consolidated Financial Statements. The shares were issued pursuant to an exemption set forth under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults by the Company on its Senior Securities

         None

Item 4.  Results of Votes of Securities Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

        10.17 Exhibit A-1 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad

         27.  Financial Data Schedule (for SEC use only).

         (b)  Reports on Form 8-K

          None

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

                                       WATSCO, INC.
                                       ---------------------------------
                                       (Registrant)

                                   By: /s/ Barry S. Logan
                                       ---------------------------------
                                       Barry S. Logan
                                       Vice President and Secretary
                                       (Chief Financial Officer)

November 13, 1998

                                    12 of 12

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
------         -----------

10.17 Exhibit A-1 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad

27            Financial Data Schedule