Form 10-K405
period 1998-12-31
WATSCO INC
filed 1999-03-31
CIK 105016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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


       Registrant's telephone number, including area code: (305) 714-4100


           Securities Registered Pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED

     Common Stock, $.50 par value                New York Stock Exchange

Class B Common Stock, $.50 par value             American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 1999 was approximately $381,621,431.

The number of shares of common stock outstanding as of March 29, 1999 was 25,414,639 shares of Common Stock and 3,210,226 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Parts I and II is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 1998, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12 and
13) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

                             WATSCO, INC. - FORM 10K
                                ----------------

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998


PART I                                                                                   PAGE
                                                                                         ----
ITEM 1.       BUSINESS                                                                    2

ITEM 2.       PROPERTIES                                                                  7

ITEM 3.       LEGAL PROCEEDINGS                                                           7

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         7


PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS                                                                     7

ITEM 6.       SELECTED FINANCIAL DATA                                                     7

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                       7

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  7

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                 7

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE                                                        7


PART III                                                                                  8


PART IV                                                                                   8

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K             8

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

ITEM 1.    BUSINESS

GENERAL

     Watsco, Inc. (the "Registrant" or the "Company") was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies in the United States. The Company's revenue from its distribution operations have increased from $64 million in 1989 to $1 billion in 1998.

     The Company's principal executive offices are located at 2665 South Bayshore Drive, Suite 901, Coconut Grove, Florida 33133, and its telephone is
(305) 714-4100.

RESIDENTIAL CENTRAL AIR CONDITIONING AND HEATING INDUSTRY

     According to the Air Conditioning and Refrigeration Institute ("ARI"), the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the U.S. was approximately $20 billion in 1997 with unitary equipment shipments having grown at an annual rate of 6.6% since 1990. Residential central air conditioners are manufactured primarily by eight major companies that together account for approximately 90% of all units shipped in the U.S each year. These companies are: Carrier Corporation ("Carrier") (a subsidiary of United Technologies Corporation), Goodman Manufacturing Corporation ("Goodman"), Rheem Manufacturing Company ("Rheem"), International Comfort Products Corporation ("ICP"), American Standard Companies Inc. ("American Standard"), York International Corporation ("York"), Lennox Industries, Inc. and Nordyne Corporation ("Nordyne") (a subsidiary of Nortek Inc.). The major central air conditioner manufacturers distribute their products primarily through independent distributors who in turn supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for the consumer.

     Residential central air conditioning and heating equipment is sold to both the replacement and the homebuilding markets. The replacement market has increased substantially in size over the past ten years, surpassing the homebuilding market in significance as a result of the aging of the installed base of residential central air conditioners, the introduction of new energy efficient models and the upgrading of existing homes to central air conditioning. According to the ARI, over 75 million central air conditioning units have been installed in the United States in the past 20 years. Many units installed from the mid-1970s to the mid-1980s are reaching the end of their useful lives, thus providing a growing replacement market. The mechanical life of central air conditioners varies by region due to usage and is estimated to range from 8 to 20 years.

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

BUSINESS STRATEGY

     The Company's business strategy is based upon three primary concepts: (i) implement programs to build market share in existing markets, (ii) complete strategic acquisitions to expand in existing markets or to extend the Company's geographic reach into new markets and (iii) leverage the Company's existing infrastructure by obtaining new or expanded territories from the grant of distribution rights by manufacturers. The Company also maintains a unique operating philosophy whereby operating units execute their daily activities on a decentralized basis with the assistance and support of certain centralized functional resources.

     STRATEGY IN EXISTING MARKETS. The Company's strategy for growth in existing markets focuses on satisfying the needs of the higher growth, higher margin replacement market, where customers generally demand immediate, convenient and reliable service. In response to this need, the Company's focus is to (i) offer complete product lines, including all equipment and components necessary to install or repair a central air conditioner, furnace or refrigeration system,
(ii) maintain multiple warehouse locations in a single metropolitan market for increased customer convenience, (iii) maintain well-stocked inventories to ensure that customer orders are filled in a timely manner and (iv) provide a high degree of technical expertise at the point of sale. The Company believes these concepts provide a competitive advantage over smaller, lesser-capitalized competitors who are unable to commit resources to open additional locations, maintain the same inventory levels, offer the product variety as the Company or attract the wide range of expertise that is required to support a diverse product offering. The Company also believes it has a competitive advantage over factory-owned distributors who typically do not maintain inventories of all parts and supplies and whose limited number of warehouse locations make it difficult to meet the time-sensitive demands of the replacement market.

     The Company also sells to the homebuilding market. The Company believes that its reputation for reliable, high quality service and its relationships with contractors, who generally serve both the replacement and new construction markets, allow it to compete effectively in this market.

     ACQUISITION STRATEGY. The Company's acquisition strategy is focused on acquiring businesses that compliment the Company's presence in existing markets or establish a presence in new markets. Since 1989, the Company has acquired 35 distributors of air conditioning, heating and refrigeration products, 14 of which operate as primary operating subsidiaries of the Company. Other smaller distributors acquired have been integrated into the Company's primary operating subsidiaries.

The following is a description of the Company's acquisitions completed in 1998:

     KAUFMAN SUPPLY, INC. In July 1998, the Company completed the acquisition of Kaufman Supply, Inc. ("Kaufman"), a wholesale distributor of air conditioning and other products to the manufactured housing industry which operates 12 locations and serves over 2,500 dealers and contractors throughout the southeastern United States. Kaufman's revenue was approximately $102 million in the year prior to acquisition.

     OTHER. During 1998, the Company completed nine other acquisitions of wholesale distributors of air conditioning, heating and refrigeration products. The acquisitions were made either in the form of the purchase of the outstanding common stock or the purchase of the net assets and business of the respective sellers. These acquisitions added 13 locations and had combined revenue of approximately $63 million for their most recently completed fiscal year.

     DISTRIBUTION RIGHTS. The Company actively seeks new or expanded territories of distribution from the major equipment manufacturers. During 1998 and early 1999, six of the leading equipment manufacturers granted the Company rights to distribute their residential and light commercial equipment in key U.S. markets. In January 1998, ICP granted the right to distribute "Tempstar" brand-name products in California, Arizona and Atlanta, Georgia and surrounding areas; American Standard granted the right to distribute "American Standard" brand-name products in North Carolina; and Carrier granted the right to distribute "Bryant" brand-name products in Kansas City and surrounding areas in Missouri and Kansas. In May 1998, York granted the Company rights to distribute their York brand-name residential and light commercial equipment in Oklahoma. Also during 1998, Nordyne granted the right to distribute "Frigidaire", "Tappan" and "Philco" brand-name products in various sunbelt markets. In January 1999, Goodman granted the Company rights to distribute "Goodman" brand-name residential equipment in additional territories in Florida.

     OPERATING PHILOSOPHY. The Company's 14 primary operating subisidiares operate on a decentralized basis in recognition of the value of the long-term relationships established between the distributors and their customers. The Company preserves the identity of acquired businesses by retaining their management and sales organizations, maintaining their product brand-name offerings and selectively expanding complementary product offerings. The Company believes this strategy builds on the value of the acquired operations by creating additional sales opportunities, improving operating efficiencies and attaining greater leveraging of expenses.

     The Company maintains a functional support staff at its corporate headquarters to support the individual operating subsidiaries' strategies for growth in their representative markets. Such functional support is provided in the following areas: information technology, human resources, product procurement, logistics, business improvement, treasury and working capital management, accounting, tax planning and risk management. The Company has targeted certain general and administrative expenses for cost savings initiatives that leverage the Company's overall volume.

     SUMMARY. The following table summarizes the number of locations acquired, opened and closed over the last five years, the total number of operating subsidiaires, states represented at year end and the related consolidated revenue for each year during that period:

                               LOCATIONS
                ---------------------------------------     OPERATING      STATES
      YEAR      ACQUIRED    OPENED     CLOSED     TOTAL    SUBSIDIARIES  REPRESENTED     REVENUE
      ----      --------    ------     ------     -----    ------------  -----------     --------
                                                                                      (In $ millions)
      1994           -            3        -         50          3             7         $   230
      1995          18            1        -         69          4            10             276
      1996          25            7        -        101          5            15             365
      1997         147           23      (3)        268         12            22             635
      1998          25           18      (3)        308         14            23           1,009

RECENT DEVELOPMENTS

     In January 1999, the Company completed two acquisitions of wholesale distributors of air conditioning and heating products. The acquisitions were made either in the form of the purchase of the outstanding common stock or the purchase of the net assets and business of the respective sellers. These acquisitions operate from 15 locations in six northeastern states and had combined revenue of approximately $61 million for their most recently completed fiscal year.

DESCRIPTION OF BUSINESS

     PRODUCTS. The Company sells a complete line of products and maintains sufficient inventory levels to meet customers' immediate needs. The Company seeks to provide every product a contractor generally would require in order to install or repair a residential or light commercial central air conditioner, furnace or refrigeration system. The products distributed by the Company in its markets consist of: (i) equipment, such as residential central air conditioners ranging from 1-1/2 to 5 tons*, light commercial air conditioners ranging up to 20 tons, gas, electric and oil furnaces ranging from 50,000 to 150,000 BTUs and other specialized equipment; (ii) parts, such as replacement compressors, evaporator coils, thermostats, motors and other component parts; (iii) supplies, such as insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives and other ancillary supplies. The Company also sells commercial air conditioning and heating equipment and systems ranging from 20 to 400 tons throughout certain states in the Midwest and Northeast.

     Sales of air conditioning, heating and refrigeration equipment accounted for approximately 56% of revenue for 1998. Sales of parts and supplies (currently representing over 1,500 different vendors) comprised the remaining revenue.

     DISTRIBUTION AND SALES. The Company currently operates from 323 locations, most of which are located in regions which the Company believes have favorable demographic trends. The Company maintains well-stocked inventories at each warehouse location to meet the immediate needs of its customers. This is accomplished by transporting inventory between locations daily and either directly delivering products to customers with the Company's fleet of over 800 trucks or making the products available for pick-up at the location nearest to the customer. The company has over 300 commissioned salespeople with an average of more than 10 years of experience in the residential central air conditioning and heating equipment distribution industry.

     MARKETS. The Company's network serves 29 states from 323 locations. The Company's primary markets include (in order of the number of locations in the state): Florida, Texas, Georgia, California, South Carolina, North Carolina, Alabama, Tennessee, Arizona, Missouri, Massachusetts, Arkansas, Virginia, Oklahoma, and Lousiana. The Company also serves Nevada, Kansas, Nebraska, Mississippi, South Dakota, Iowa, New Hampshire, Connecticut, Maine, Maryland, North Dakota, Vermont, Rhode Island and New York. The Company also distributes products on an export basis in portions of Latin America and the Caribbean Basin.

     CUSTOMERS AND CUSTOMER SERVICE. The Company sells to contractors and dealers who service the new construction and replacement markets for residential and light commercial central air conditioning, heating and refrigeration systems. The Company currently serves over 35,000 customers, with no single customer in 1998 accounting for more than 2% of consolidated revenue. The Company focuses on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at the locations. Management believes that the Company successfully competes with other distributors primarily on the basis of its experienced sales organization, strong service support, high quality reputation and broad product lines.

     KEY EQUIPMENT SUPPLIERS. The Company maintains significant relationships with Carrier, Goodman, Rheem, ICP, American Standard, York and Nordyne, each a leading manufacturer of residential central air conditioning and heating equipment in the United States. Each manufacturer has a well-established reputation of producing high-quality, competitively-priced products. The Company believes the manufacturers' current product offerings, quality, serviceability and brand-name recognition allow the Company to operate favorably against its competitors. To maintain brand-name recognition, the manufacturers provide national advertising and participate with the Company in cooperative advertising programs and promotional incentives that are targeted to both contractors and homeowners. The Company estimates the replacement market currently accounts for approximately two-thirds of industry sales in the United States and expects this percentage to increase as units installed in the 1970s and 1980s wear out and get replaced or updated to more energy-efficient models.

---------
* The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

     The Company made approximately 43% of its total 1998 purchases from these key equipment suppliers. A significant interruption in the delivery of products would impair the Company's ability to continue to maintain its current inventory levels and could adversely affect the Company's business. The Company's future results of operations are also materially dependent upon the continued market acceptance of these manufacturers' products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. However, the Company believes that its sales of other complimentary equipment products and continued emphasis to expand the sale of parts and supplies are mitigating factors against such risks.

      DISTRIBUTION AGREEMENTS. The Company has distribution agreements with each of its key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain certain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, the Company may distribute other manufacturers' lines of air conditioning or heating equipment.

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

EMPLOYEES

     The Company employed over 2,900 persons as of February 26, 1999. The Company believes that its relations with these employees are good.

SEASONALITY

     Sales of residential central air conditioners, heating equipment and parts and supplies manufactured and distributed by the Company have historically been seasonal. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors is fairly even during the year excepting for dependence on housing completions and related weather and economic conditions.

OTHER

     Order backlog is not a material aspect of the Company's business and no material portion of the Company's business is subject to government contracts.

DISCONTINUED OPERATIONS

     The Company has historically operated two other businesses distinct from its distribution operations: Watsco Components, Inc. ("Components"), a manufacturing operation and Dunhill Staffing Systems, Inc. ("Dunhill"), a personnel services business. In November 1997, the Company's Board of Directors approved a plan for the divestment of Components and Dunhill and in May 1998, the Company sold substantially all the operating assets of Components to ICP. See Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report for further information.

ITEM 2.    PROPERTIES

     The Company operates 323 locations in the U.S. having approximately 5.9 million square feet of space, of which approximately 5.3 million square feet is leased. The Company believes that its facilities are well maintained and adequate to meet its needs.

ITEM 3.    LEGAL PROCEEDINGS

   The Company is from time to time involved in routine litigation. Based on the advice of legal counsel, the Company believes that such actions presently pending will not have a material adverse impact on the Company's consolidated financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

     Page 31 of the Company's 1998 Annual Report contains "Information on Common Stock", which identifies the market on which the Registrant's common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 1998, 1997 and 1996 and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

      Page 9 of the Company's 1998 Annual Report contains "Selected Consolidated Financial Data" and is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

      Pages 10 through 14 of the Company's 1998 Annual Report contain "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Pages 12 through 13 of the Company's 1998 Annual Report contain "Quantitative and Qualitative Disclosures About Market Risk" and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 15 through 31 of the Company's 1998 Annual Report contain the 1998 and 1997 Consolidated Balance Sheets and other financial statements for the years ended December 31, 1998, 1997 and 1996, together with the report thereon of Arthur Andersen LLP dated February 6, 1999, and are incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                          PAGE NO. IN
                                                                                         ANNUAL REPORT
                                                                                         -------------
(a)        Financial Statements, Financial Statement Schedules and Exhibits

     (1)   Financial Statements (incorporated by reference from the 1998
                Annual Report of Watsco, Inc.):

           Consolidated Statements of Income for the years
                ended December 31, 1998, 1997 and 1996                                          15
           Consolidated Balance Sheets as of December 31, 1998 and 1997                         16
           Consolidated Statements of Shareholders' Equity
                for the years ended December 31, 1998, 1997 and 1996                            17
           Consolidated Statements of Cash Flows for the
                years ended December 31, 1998, 1997 and 1996                                    18
           Notes to Consolidated Financial Statements                                         19 - 28
           Report of Independent Certified Public Accountants                                   29
           Quarterly Financial Data (Unaudited)                                               30

                                                                                         PAGE NO. IN
                                                                                          FORM 10-K
                                                                                          -----------

     (2)   Financial Statement Schedule: For the three years ended December 31,
           1998:

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


     (3) Exhibits: The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

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

    10.1 Amended and Restated Revolving Credit and Reimbursement Agreement dated August 8, 1997 by and among Watsco, Inc., NationsBank, N.A. (Agent) and Barnett Bank, N.A., First Union National Bank, SunTrust Bank (Co-Agents), and the Lenders Party Hereto from Time to Time (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference).

     10.2    1983 Executive Stock Option Plan of Watsco, Inc. (filed as Exhibit
             10.3 to the Company's Registration Statement on Form S-8 (Registration No. 33-6229) and incorporated herein by reference).

     10.3 Key Executive Deferred Compensation Agreement dated January 31, 1983, between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit
             10.8 to the Company's Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

     10.4    Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as
             Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q dated June 30, 1993 and incorporated herein by reference).

     10.5 Watsco, Inc. Amended and Restated Profit Sharing Retirement Plan & Trust Agreement dated October 21, 1994 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

     10.6 Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit
             10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference).

     10.7    Watsco, Inc. 1996 Qualified Employee Stock Purchase Plan (filed as
             Exhibit 4.3 to the Company's Registration Statement on Form S-8 (333-10363) and incorporated herein by reference).

     10.8 Amendment Agreement No. 1 to Amended and Restated Revolving Credit and Reimbursement Agreement dated February 20, 1998 by and among Watsco, Inc., the Lenders hereto and NationsBank National Association (filed as Exhibit 10.16 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

     10.9 Exhibit A-1 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference).

     13. 1998 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 1998 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K). #

     21.     Subsidiaries of the Registrant.  #

     23.     Consent of Independent Certified Public Accountants. #

     27.     Financial Data Schedule.  #

     Note to exhibits:

     #       Submitted electronically herewith.

(b)          Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WATSCO, INC.


March 30, 1999                           By: /S/ ALBERT H. NAHMAD
                                            -----------------------------------
                                             Albert H. Nahmad, President


March 30, 1999                           By: /S/ BARRY S. LOGAN
                                            -----------------------------------
                                             Barry S. Logan, Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                               DATE
---------                                   -----                               ----

/S/ ALBERT H. NAHMAD                        Chairman of the Board and           March 30, 1999
-------------------------                   President (principal
Albert H. Nahmad                            executive officer)

/S/ BARRY S. LOGAN                          Vice President and                  March 30, 1999
-------------------------                   Secretary (principal
Barry S. Logan                              accounting officer)

/S/ CESAR L. ALVAREZ                        Director                            March 30, 1999
-------------------------
Cesar L. Alvarez

/S/ DAVID B. FLEEMAN                        Director                            March 30, 1999
-------------------------
David B. Fleeman

/S/ J. IRA HARRIS                           Director                            March 30, 1999
-------------------------
J. Ira Harris

/S/ PAUL F. MANLEY                          Director                            March 30, 1999
-------------------------
Paul F. Manley

/S/ BOB L. MOSS                             Director                            March 30, 1999
-------------------------
Bob L. Moss

 /S/ ROBERTO MOTTA                          Director                            March 30, 1999
-------------------------
Roberto Motta

/S/ ROBERT J. NOVELLO                       Director                            March 30, 1999
-------------------------
Robert J. Novello

/S/ ALAN H. POTAMKIN                        Director                            March 30, 1999
-------------------------
Alan H. Potamkin

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE



To the Board of Directors and
   Shareholders of Watsco, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Watsco, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP


Miami, Florida,
   February 6, 1999.

                                  WATSCO, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)



ALLOWANCE FOR DOUBTFUL ACCOUNTS:


BALANCE, December 31, 1995                                 $2,876
    Allowances from acquisitions                              110
    Additions charged to costs and expenses                 1,432
    Write-offs, net                                        (1,559)
                                                           ------
BALANCE, December 31, 1996                                  2,859
    Allowances from acquisitions                            3,191
    Additions charged to costs and expenses                 1,329
    Write-offs, net                                        (1,827)
                                                           ------
BALANCE, December 31, 1997                                  5,552
    Allowances from acquisitions                              377
    Additions charged to costs and expenses                 3,356
    Write-offs, net                                        (2,933)
                                                           ------
BALANCE, December 31, 1998                                 $6,352
                                                           ======

                                 EXHIBIT INDEX

EXHIBIT                      DESCRIPTION
-------                      -----------

     13. 1998 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 1998 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

     21.     Subsidiaries of the Registrant.

     23.     Consent of Independent Certified Public Accountants.

     27.     Financial Data Schedule.