Form 10-Q
period 1999-03-31
WATSCO INC
filed 1999-05-17
CIK 105016

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                  WATSCO, INC.
                             (a Florida Corporation)
                      2665 South Bayshore Drive, Suite 901
                          Coconut Grove, Florida 33133
                            Telephone: (305) 714-4100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 25,485,078 shares of the Company's Common Stock ($.50 par value) and 3,193,726 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of May 11, 1999.


================================================================================

                          PART I. FINANCIAL INFORMATION
                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                      (In thousands, except per share data)

                                                    MARCH 31,      DECEMBER 31,
                                                      1999             1998
                                                   ----------      ------------
                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                        $   6,133       $   6,689
   Accounts receivable, net                           148,433         137,745
   Inventories                                        236,661         202,592
   Other current assets                                18,840          11,984
   Net assets of discontinued operations               11,730          11,966
                                                    ---------       ---------
     Total current assets                             421,797         370,976

Property, plant and equipment, net                     30,806          30,496
Intangible assets, net                                117,359         106,309
Other assets                                           23,913          24,237
                                                    ---------       ---------
                                                    $ 593,875       $ 532,018
                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations         $   1,002       $   1,007
   Accounts payable                                    69,029          60,742
   Accrued liabilities                                 18,156          19,488
                                                    ---------       ---------
     Total current liabilities                         88,187          81,237
                                                    ---------       ---------
Long-term obligations:
   Borrowings under revolving credit agreement        215,900         168,000
   Bank and other debt                                  4,536           4,301
                                                    ---------       ---------
     Total long-term obligations                      220,436         172,301
                                                    ---------       ---------
Deferred income taxes and credits                       2,536           3,912
                                                    ---------       ---------

Shareholders' equity:
   Common Stock, $.50 par value                        12,725          12,420
   Class B Common Stock, $.50 par value                 1,605           1,596
   Paid-in capital                                    196,823         189,225
   Unearned compensation related to
     outstanding restricted stock                      (5,941)         (5,051)
   Unrealized loss on investments, net of tax          (3,569)         (2,962)
   Retained earnings                                   81,073          79,340
                                                    ---------       ---------
     Total shareholders' equity                       282,716         274,568
                                                    ---------       ---------
                                                    $ 593,875       $ 532,018
                                                    =========       =========

See accompanying notes to condensed consolidated financial statements.


                                     2 of 11

                                  WATSCO, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   Three Months Ended March 31, 1999 and 1998
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    1999          1998
                                                  --------      --------

Revenue                                           $247,377      $172,716
Cost of sales                                      189,190       132,315
                                                  --------      --------
Gross profit                                        58,187        40,401
Selling, general and administrative expenses        51,276        35,860
                                                  --------      --------
Operating income                                     6,911         4,541
Interest expense, net                                3,179         1,722
                                                  --------      --------
Income from continuing operations
   before income taxes                               3,732         2,819
Income taxes                                         1,389         1,043
                                                  --------      --------
Income from continuing operations                    2,343         1,776
Income from discontinued operations,
    net of income taxes                                104           149
                                                  --------      --------
Net income                                           2,447         1,925

Retained earnings at beginning of period            79,340        56,724

Common stock cash dividends                            714           609
                                                  --------      --------
Retained earnings at end of period                $ 81,073      $ 58,040
                                                  ========      ========


Basic earnings per share:

Income from continuing operations                 $   0.08      $   0.07
Income from discontinued operations                     --            --
                                                  --------      --------
Net income                                        $   0.08      $   0.07
                                                  ========      ========

Diluted earnings per share:

Income from continuing operations                 $   0.08      $   0.06
Income from discontinued operations                     --            --
                                                  --------      --------
Net income                                        $   0.08      $   0.06
                                                  ========      ========


Weighted average shares and
    equivalent shares used to calculate
    earnings per share:

Basic                                               27,651        26,218
                                                  ========      ========

Diluted                                             28,871        27,797
                                                  ========      ========



See accompanying notes to condensed consolidated financial statements.


                                     3 of 11

                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)

                                                              1999           1998
                                                            --------       --------
Cash flows from operating activities:
   Income from continuing operations                        $  2,343       $  1,776
   Adjustments to reconcile income from
     continuing operations to net cash used
     in operating activities of continuing operations:
     Depreciation and amortization                             2,507          1,693
     Provision for doubtful accounts                             911            395
     Changes in operating assets and liabilities,
     net of effects of acquisitions:
       Accounts receivable                                    (1,984)        (2,364)
       Inventories                                           (26,656)       (13,550)
       Accounts payable and accrued liabilities                1,331         (2,033)
       Other, net                                             (7,492)        (1,550)
                                                            --------       --------
     Net cash used in operating activities
       of continuing operations                              (29,040)       (15,633)
                                                            --------       --------

Cash flows from investing activities:
   Business acquisitions, net of cash acquired               (17,544)        (3,179)
   Capital expenditures, net                                  (1,123)        (1,827)
   Purchases of marketable securities                           (823)            --
                                                            --------       --------
Net cash used in investing activities
   of continuing operations                                  (19,490)        (5,006)
                                                            --------       --------
Cash flows from financing activities:
   Net borrowings under revolving credit agreement            47,900         17,600
   Borrowings (repayments) of bank and other debt                230           (494)
   Net proceeds from issuances of common stock                   218            591
   Common stock dividends                                       (714)          (609)
                                                            --------       --------
   Net cash provided by financing activities
      of continuing operations                                47,634         17,088
                                                            --------       --------
Net cash provided by (used in) discontinued operations           340           (584)
                                                            --------       --------
Net decrease in cash and cash equivalents                       (556)        (4,135)
Cash and cash equivalents at beginning of period               6,689          7,880
                                                            --------       --------
Cash and cash equivalents at end of period                  $  6,133       $  3,745
                                                            ========       ========


See accompanying notes to condensed consolidated financial statements.


                                     4 of 11

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                    (Amounts in thousands, except share data)
                                   (Unaudited)

1. The condensed consolidated balance sheet as of December 31, 1998, which has been derived from the Company's audited financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation have been included in the condensed consolidated financial statements herein.

2. The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results for the year ending December 31, 1999. The sale of the Company's products and services is seasonal with revenue generally increasing during the months of May through August.

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

4. Basic earnings per share is computed by dividing net income by the total weighted average shares outstanding. Diluted earnings per share additionally assumes, if dilutive, any added dilution from common stock equivalents. Shares used to calculate earnings per share for the three months ended March 31, 1999 and 1998 are as follows:

                                                      1999            1998
                                                   ----------      ----------
     Weighted average shares outstanding           27,650,741      26,218,482
     Dilutive stock options                         1,220,183       1,578,387
                                                   ----------      ----------
     Shares for diluted earnings per share         28,870,924      27,796,869
                                                   ==========      ==========

     Options outstanding which are not
     included in the calculation of diluted
     earnings per share because their
     impact is antidilutive                         1,737,000         146,813
                                                   ==========      ==========

     Shares used to calculate earnings per share for the three months ended March 31, 1998 have been restated to include the effect of a 3-for-2 stock split paid on August 14, 1998.


5. In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The components of the Company's comprehensive income are as follows for the three months ended March 31, 1999 and 1998:

                                                       1999            1998
                                                   ----------      ----------
     Net income                                    $    2,447      $    1,925
     Unrealized loss on investments, net of tax          (607)             --
                                                   ----------      ----------
     Comprehensive income                          $    1,840      $    1,925
                                                   ==========      ==========

6. Discontinued operations include a personnel staffing business, Dunhill Staffing Systems, Inc. and until May 1998, a manufacturing operation, Watsco Components, Inc. ("Components"). In May 1998, the Company sold substantially all of the operating assets of Components. Summarized results for the discontinued operations are as follows for the three months ended March 31, 1999 and 1998:


                                     5 of 11

                                                 1999         1998
                                               -------      -------
     Revenue                                   $13,006      $16,418
                                               =======      =======

     Income before income taxes                $   165      $   236
     Income tax expense                             61           87
                                               -------      -------
      Income from discontinued operations      $   104      $   149
                                               =======      =======

7. During January 1999, the Company completed the acquisitions of two wholesale distributors of air conditioning and heating products. The acquisitions were made either in the form of the purchase of the outstanding common stock or the purchase of the net assets and business of the respective sellers. Aggregate consideration for these acquisitions consisted of cash payments of approximately $17,544 including the repayment of debt totaling $4,592 and the issuance of 507,224 shares of Common Stock having a fair value of $6,433 and is subject to adjustment upon the completion of audits of the assets purchased and the liabilities assumed.

     Acquisitions have been accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the unaudited condensed consolidated statement of income and retained earnings beginning on their respective dates of acquisition. The excess of the aggregate purchase prices over the net assets acquired of approximately $11,356 is being amortized on a straight-line basis over 40 years.

     The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions occurred on January 1, 1998 is as follows for the three months ended March 31, 1998:

     Revenue                                                   $217,975
     Income from continuing operations                           $1,430
     Diluted earnings per share from continuing operations        $0.05

     The unaudited pro forma consolidated results of operations is not necessarily indicative of either the results of operations that would have occurred had the above companies been acquired on January 1, 1998 for the periods presented or of future results of operations.

8. In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 on January 1, 1999. The adoption of SOP 98-1 was not material to the Company's consolidated financial position or results of operations.

     In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company adopted SOP 98-5 on January 1, 1999. Adoption of SOP 98-5 was not material to the Company's consolidated financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of SFAS No. 133 on the Company's consolidated financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the extent of the Company's hedging activities, the type of hedging instruments used and the effectiveness of such instruments. The Company has not quantified the impact of adopting SFAS No. 133.


                                     6 of 11

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTER ENDED MARCH 31, 1999 VS. QUARTER ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

   The following table presents the Company's consolidated financial results from continuing operations for the three months ended March 31, 1999 and 1998, expressed as a percent of revenue:

                                                         1999         1998
                                                       --------     --------

     Revenue                                             100.0%       100.0%
     Cost of sales                                       (76.5)       (76.6)
                                                       -------      -------
     Gross profit                                         23.5         23.4
     Selling, general and administrative expenses        (20.7)       (20.8)
                                                       -------      -------
     Operating income                                      2.8          2.6
     Interest expense, net                                (1.3)        (1.0)
     Income taxes                                          (.6)         (.6)
                                                       -------      -------
     Income from continuing operations                      .9%         1.0%
                                                       =======      =======

   The above table and following narrative includes the results of operations of wholesale distributors of air conditioning, heating and refrigeration equipment and related parts and supplies acquired during 1999 and 1998. These acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition. Data presented in the following narratives referring to "same store basis" excludes the effects of operations acquired or locations opened during the prior twelve months.

   Revenue for the three months ended March 31, 1999 increased $74.7 million, or 43%, compared to the same period in 1998. Excluding the effect of acquisitions, revenue increased $16.5 million, or 10%. Such increase was primarily due to additional sales generated from market share gains and increased sales generated by expanded product lines of parts and supplies.

   Gross profit for the three months ended March 31, 1999 increased $17.8 million, or 44%, as compared to the same period in 1998, primarily as a result of the aforementioned revenue increases. Excluding the effect of acquisitions, gross profit increased $4.0 million, or 10%. Gross profit margin in the first quarter increased to 23.5% in 1999 from 23.4% in 1998. Excluding the effect of acquisitions, gross profit margin also increased to 23.5% in 1999 from 23.4% in 1998.

    Selling, general and administrative expenses for the three months ended March 31, 1999 increased $15.4 million, or 43%, compared to the same period in 1998, primarily due to selling and delivery costs related to increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $3.2 million, or 9%, primarily due to revenue increases. Selling, general and administrative expenses as a percent of revenue decreased to 20.7% in 1999 from 20.8% in 1998. Excluding the effect of acquisitions, selling, general and administrative expenses as a percent of revenue decreased to 20.6% in 1999 from 20.8% in 1998, reflecting leverage of the Company's operating cost structure on increased sales.

   Interest expense, net for the first quarter in 1999 increased approximately $1.5 million, or 85%, compared to the same period in 1998, primarily due to higher average borrowings.

    The effective tax rate for the three months ended March 31, 1999 was 37.2% compared to 37.0% for the same period in 1998. This increase was primarily due to higher state income taxes resulting from acquisitions.


                                     7 of 11

LIQUIDITY AND CAPITAL RESOURCES

   The Company maintains a bank-syndicated revolving credit agreement that provides for borrowings of up to $260 million, expiring on August 8, 2002. Borrowings under the unsecured agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement, which totaled $215.9 million at March 31, 1999, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .7% at March 31, 1999). The agreement contains financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions.

   Working capital increased to $333.6 million at March 31, 1999 from $289.7 million at December 31, 1998. This increase was funded primarily by borrowings under the Company's revolving credit agreement.

   Cash and cash equivalents decreased $.6 million during the first quarter of 1999. Principal sources of cash during the quarter were borrowings under the revolving credit agreement and profitable operations. The principal uses of cash were to fund working capital needs and finance acquisitions and capital expenditures.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's primary market risk exposure consists of interest rate risk. The Company's objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company uses interest rate swaps to manage net exposure to interest rate changes to its borrowings. The Company continuously monitors developments in the capital markets and has only entered into swaps with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described below are non-trading.

   At March 31, 1999, the Company had various interest rate swap agreements with an aggregate notional amount of $100 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a weighted average pay rate of 6.3%.

YEAR 2000

   Many computer systems in use in the world today may be unable to correctly process data or may not operate at all after December 31, 1999 because those systems recognize the year within a date only by the last two digits. Some computer programs may interpret the year "00" as 1900, instead of as 2000, causing errors in calculations, or the value "00" may be considered invalid by the computer program causing the system to fail. The Year 2000 issue affects:
(1) information technology utilized by the Company, (2) other systems utilized by the Company, such as communications, facilities management and service equipment containing embedded computer chips and (3) systems of key business partners (primarily the Company's customers and suppliers).

   Watsco, Inc. and its subsidiaries could be adversely affected if Year 2000 issues are not resolved by the Company or its significant business partners before the Year 2000. Possible adverse consequences include, but are not limited to: (1) the inability to obtain products or services used in the business operations, (2) the inability to transact business with key customers or suppliers, or (3) the inability to deliver goods or services sold to customers.


                                     8 of 11

   The Company's activities to manage the Year 2000 issue at each of its operating subsidiaries have included (a) identification of systems that are non-compliant, (b) formulation of strategies to remedy the problems, (c) execution of changes necessary through purchasing new or modifying existing systems and (d) tests of the changes. The identification and formulation stages have been substantially completed by the Company and its subsidiaries.

   Computer systems are being purchased, upgraded or corrected to make them Year 2000 compliant. Management expects that by the end of 1999, all critical systems that are not currently Year 2000 will be corrected or replaced.

    The Company has begun the testing of several systems that are believed to be Year 2000 compliant. Significant levels of testing will continue throughout 1999. In addition, the Company has contacted a large number of its business partners to obtain information regarding their progress on Year 2000 issues. While such entities have not fully completed their own Year 2000 projects, the Company is not aware of any significant business partners whose Year 2000 issues will not be resolved in a timely manner. However, there can be no assurance that significant Year 2000 related problems will not ultimately arise with such business partners.

   Based on the Company's assessment to date, management estimates the implementation costs related to the identification, remediation and testing of the Year 2000 issue to be approximately $.8 million, of which $.3 million has been expended through March 31, 1999. However, this estimate could change as the Company's activities to address the Year 2000 issue progress.

   The Company believes that effective contingency plans can be developed given that the Company is not reliant on a single enterprise-wide computer system. The Company presently operates through a diverse group of 16 operating subsidiaries that maintain independently managed computer systems, substantially all of which have been purchased from and are supported by third parties. The Company's contingency planning includes the identification of back-up systems among the Company's operating subsidiaries in the event one or more operating systems fail to operate following the Year 2000. The Company continues to evaluate contingency plans to mitigate business risks in the event remediation efforts are unsuccessful.

   While management believes that it has undertaken reasonable steps to address the Year 2000 issue, there can be no assurance that a failure to convert the Company's systems or the inability of its key business partners to adequately address the Year 2000 issue would not have a material adverse impact on the Company.

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



                                     9 of 11

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           There have been no significant changes from the information reported in the Annual Report on Form 10-K for the period ended December 31, 1998, filed on March 31, 1999.

Item 2.    Changes in the Rights of the Company's Security Holders

           As partial consideration for certain acquisitions completed during the quarter ended March 31, 1999, the Company issued 507,224 shares of Common Stock that were not registered under the Securities Act of 1933, as amended (the "Act"). The shares were issued pursuant to an exemption under Section 4(2) of the Act.

Item 3.    Defaults by the Company on its Senior Securities

           None

Item 4.    Results of Votes of Securities Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

           10.9 Exhibit A-1 dated March 11, 1999 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

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

                                               WATSCO, INC.
                                               ----------------------------
                                               (Registrant)

                                           By: /s/ BARRY S. LOGAN
                                               ----------------------------
                                               Barry S. Logan
                                               Vice President and Secretary
                                               (Chief Financial Officer)

May 17, 1999














                                    11 of 11

                                 EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION
-------                                 -----------

10.9 Exhibit A-1 dated March 11, 1999 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

27       Financial Data Schedule (for SEC use only)