Form 10-Q
period 1999-06-30
WATSCO INC
filed 1999-08-13
CIK 105016

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 25,512,499 shares of the Company's Common Stock ($.50 par value) and 3,193,692 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of August 13, 1999.

                                    1 of 14

                          PART I. FINANCIAL INFORMATION
               WATSCO, INC.CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                      (In thousands, except per share data)

                                                             June 30,     December 31,
                                                               1999           1998
                                                            ---------      ---------
                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                $   7,140      $   6,689
   Accounts receivable, net                                   182,185        137,745
   Inventories                                                244,703        202,592
   Other current assets                                        10,329         11,984
   Net assets of discontinued operation                        11,883         11,966
                                                            ---------      ---------
     Total current assets                                     456,240        370,976

   Property, plant and equipment, net                          31,029         30,496
   Other assets                                                28,242         24,237
   Intangible assets, net                                     117,494        106,309
                                                            ---------      ---------
                                                            $ 633,005      $ 532,018
                                                            =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                 $   1,000      $   1,007
   Accounts payable                                            85,043         60,742
   Accrued liabilities                                         27,846         19,488
                                                            ---------      ---------
     Total current liabilities                                113,889         81,237
                                                            ---------      ---------
Long-term obligations:

   Borrowings under revolving credit agreement                213,700        168,000
   Bank and other debt                                          5,093          4,301
                                                            ---------      ---------
     Total long-term obligations                              218,793        172,301
Deferred income taxes and credits                               2,679          3,912
                                                            ---------      ---------
Shareholders' equity:
   Common Stock, $.50 par value                                12,756         12,420
   Class B Common Stock, $.50 par value                         1,596          1,596
   Paid-in capital                                            197,175        189,225
   Unrealized gains (losses) on investments, net of tax            43         (2,962)
   Unearned compensation related to
     outstanding restricted stock                              (5,862)        (5,051)
   Retained earnings                                           91,936         79,340
                                                            ---------      ---------
     Total shareholders' equity                               297,644        274,568
                                                            ---------      ---------
                                                            $ 633,005      $ 532,018
                                                            =========      =========

See accompanying notes to condensed consolidated financial statements.

                                     2 of 14

                                  WATSCO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          Quarter and Six Months Ended
                             June 30, 1999 and 1998
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Quarter Ended              Six Months Ended
                                                          June 30,                     June 30,
                                                   -----------------------      -----------------------
                                                      1999         1998          1999       1998
                                                   ---------     ---------      ---------     ---------
Revenue                                            $ 331,011     $ 270,853      $ 578,388     $ 443,569
Cost of sales                                        253,862       210,879        443,052       343,194
                                                   ---------     ---------      ---------     ---------
Gross profit                                          77,149        59,974        135,336       100,375
Selling, general and administrative expenses          55,988        43,260        107,264        79,120
                                                   ---------     ---------      ---------     ---------
Operating income                                      21,161        16,714         28,072        21,255
Interest expense, net                                  3,387         2,714          6,567         4,436
                                                   ---------     ---------      ---------     ---------
Income from continuing operations
   before income taxes                                17,774        14,000         21,505        16,819
Income taxes                                           6,601         5,180          7,989         6,223
                                                   ---------     ---------      ---------     ---------
Income from continuing operations                     11,173         8,820         13,516        10,596
Loss on sale of discontinued operation,
   net of income taxes                                    --          (398)            --          (398)
Income (loss) from discontinued operations,
   net of income taxes                                   404          (440)           508          (291)
                                                   ---------     ---------      ---------     ---------
Net income                                            11,577         7,982         14,024         9,907

Basic earnings per share:

Income from continuing operations                  $    0.39     $    0.33      $    0.47     $    0.40
Loss on sale of discontinued operation                    --         (0.01)            --         (0.02)
Income (loss) from discontinued operations              0.01         (0.02)          0.02         (0.01)
                                                   ---------     ---------      ---------     ---------
Net income                                         $    0.40     $    0.30      $    0.49     $    0.37
                                                   =========     =========      =========     =========
Diluted earnings per share:

Income from continuing operations                  $    0.38     $    0.31      $    0.46     $    0.38
Loss on sale of discontinued operation                    --         (0.01)            --         (0.02)
Income (loss) from discontinued operations              0.01         (0.02)          0.02         (0.01)
                                                   ---------     ---------      ---------     ---------
Net income                                         $    0.39     $    0.28      $    0.48     $    0.35
                                                   =========     =========      =========     =========
Weighted average shares and equivalent
  shares used to calculate earnings per share:
     Basic                                            28,704        26,696         28,652        26,459
                                                   =========     =========      =========     =========
     Diluted                                          29,580        28,346         29,554        28,053
                                                   =========     =========      =========     =========

See accompanying notes to condensed consolidated financial statements.

                                    3 of 14

                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)
                                                             1999        1998
                                                           --------    --------
Cash flows from operating activities:

   Income from continuing operations                       $ 13,516    $ 10,596
   Adjustments to reconcile income from
     continuing operations to net cash used in operating activities of continuing operations:

   Depreciation and amortization                              5,132       4,492
   Provision for doubtful accounts                            1,862       1,252
   Deferred income tax benefit                                  (33)        515
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                                    (36,687)    (47,167)
     Inventories                                            (35,298)    (20,099)
     Accounts payable and accrued liabilities                27,314      31,281
     Other, net                                                 943      (2,414)
                                                           --------    --------
     Net cash used in operating activities
       of continuing operations                             (23,251)    (21,544)
                                                           --------    --------
Cash flows from investing activities:

     Business acquisitions, net of cash acquired            (18,009)     (6,163)
     Capital expenditures, net                               (3,240)     (5,713)
     Purchases of marketable securities                      (1,042)         --
                                                           --------    --------
     Net cash used in investing activities
       of continuing operations                             (22,291)    (11,876)
                                                           --------    --------
Cash flows from financing activities:
     Net borrowings under revolving credit agreement         45,700      35,700
     Borrowings  (repayments) of bank and other debt            486        (710)
     Net proceeds from issuances of common stock                644       1,060
     Common stock dividends                                  (1,428)     (1,224)
                                                           --------    --------
     Net cash provided by financing activities
       of continuing operations                              45,402      34,826
                                                           --------    --------
Net cash provided by (used in) discontinued operations          591      (2,548)
                                                           --------    --------
Net increase (decrease)  in cash and cash equivalents           451      (1,142)
Cash and cash equivalents at beginning of period              6,689       7,880
                                                           --------    --------
Cash and cash equivalents at end of period                 $  7,140    $  6,738
                                                           ========    ========

See accompanying notes to condensed consolidated financial statements.

                                    4 of 14

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                        (In thousands, except share data)
                                   (Unaudited)

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

2. The results of operations for the quarter and six month period ended June 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999. The sale of the Company's products is seasonal with revenue generally increasing during the months of May through August.

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

4. Basic earnings per share is computed by dividing net income by the total of the weighted shares outstanding. Diluted earnings per share additionally assumes any added dilution from common stock equivalents. Shares used to calculate earnings per share are as follows:

                                                      Quarter Ended June 30,      Six Months Ended June 30,
                                                    -------------------------     -------------------------
                                                       1999           1998           1999           1998
                                                    ----------     ----------     ----------     ----------
     Weighted average shares outstanding            28,703,641     26,695,515     28,652,176     26,459,065
     Dilutive stock options                            876,074      1,650,582        901,806      1,593,453
                                                    ----------     ----------     ----------     ----------
     Shares for diluted earnings per share          29,579,715     28,346,097     29,553,982     28,052,518
                                                    ==========     ==========     ==========     ==========
     Options outstanding which are not included
     in the calculation of diluted earnings per
     share because their impact is antidilutive        291,025         29,063        676,513         87,938
                                                    ==========     ==========     ==========     ==========

     Shares used to calculate earnings per share for the quarter and the six months ended June 30, 1998 have been restated to include the effect of a 3-for-2 stock split paid on August 14, 1998 to shareholders of record as of July 31, 1998.

                                    5 of 14

5. In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The components of the Company's comprehensive income are as follows:

                                                    Quarter Ended June 30,     Six Months Ended June 30,
                                                   ------------------------     -----------------------
                                                      1999            1998        1999            1998
                                                    -------         -------     -------         -------
     Net income                                     $11,577         $ 7,982     $14,024         $ 9,907
     Unrealized gain on investments, net of tax       3,612             879       3,005             879
                                                    -------         -------     -------         -------
     Comprehensive income                           $15,189         $ 8,861     $17,029         $10,786
                                                    =======         =======     =======         =======

    6. Discontinued operations include a personnel staffing business, Dunhill Staffing Systems, Inc., and, until May 1998, a manufacturing operation, Watsco Components, Inc. ("Components"). In May 1998, the Company sold substantially all the operating assets of Components. Summarized results for the discontinued operations are as follows:

                                                    Quarter Ended June 30,     Six Months Ended June 30,
                                                    ----------------------      ----------------------
                                                      1999          1998          1999          1998
                                                    --------      --------      --------      --------
     Revenue                                        $ 15,113      $ 16,104      $ 28,119      $ 32,522
                                                    ========      ========      ========      ========
     Income (loss) before income taxes              $    660      $   (698)     $    826      $   (462)
     Income tax (expense) benefit                       (256)          258          (318)          171
                                                    --------      --------      --------      --------
     Income (loss) from discontinued operations     $    404      $   (440)     $    508      $   (291)
                                                    ========      ========      ========      ========

7. During January 1999, the Company completed the acquisitions of two wholesale distributors of air conditioning and heating products. The acquisitions were made either in the form of the purchase of the outstanding common stock or the purchase of the net assets and business of the respective sellers. Aggregate consideration for these acquisitions consisted of cash payments of $18,009 including the repayment of debt totaling $4,592 and the issuance of 507,224 shares of Common Stock having a fair value of $6,433 and is subject to adjustment upon the completion of audits of the assets purchased and the liabilities assumed.

     Acquisitions have been accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the unaudited condensed consolidated statement of income beginning on their respective dates of acquisition. The excess of the aggregate purchase prices over the net assets acquired of $12,279 is being amortized on a straight-line basis over 40 years.

     The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions occurred on January 1, 1998 are as follows:
                                        Quarter Ended       Six Months Ended
                                        June 30, 1998        June 30, 1998
                                        -------------        -------------
     Revenue                               $319,416            $537,391
     Income from continuing operations     $ 10,059            $ 11,489
     Diluted earnings per share from
       continuing operations               $   0.34            $   0.39

     The unaudited pro forma consolidated results of operations is not necessarily indicative of either the results of operations that would have occurred had the above companies been acquired on January 1, 1998 for the periods presented or of future results of operations.

                                    6 of 14

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

     In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No.133--an amendment of FASB Statement No. 133," which delayed the implementation date for SFAS 133 for one year to fiscal years beginning after June 15, 2000.

9. In June 1999, the Company executed an amended and restated bank-syndicated credit agreement, which provides for borrowings up to $315 million, expiring on August 8, 2002. The unsecured agreement will be used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the revolving credit agreement bear interest at primarily LIBOR based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .7% at June 30, 1999). The credit agreement contains financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions.

                                    7 of 14

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table presents the Company's consolidated financial results from continuing operations for the quarter and six months ended June 30, 1999 and 1998, expressed as a percentage of revenue:

                                                     Quarter              Six Months
                                                  Ended June 30,        Ended June 30,
                                                 ----------------      ----------------
                                                 1999       1998       1999       1998
                                                 -----      -----      -----      -----
Revenue                                          100.0%     100.0%     100.0%     100.0%
Cost of sales                                     76.7       77.9       76.6       77.4
                                                 -----      -----      -----      -----
Gross profit                                      23.3       22.1       23.4       22.6
Selling, general and administrative expenses      16.9       15.9       18.5       17.8
                                                 -----      -----      -----      -----
Operating income                                   6.4        6.2        4.9        4.8
Interest expense, net                              1.0        1.0        1.2        1.0
Income taxes                                       2.0        1.9        1.4        1.4
                                                 -----      -----      -----      -----
Income from continuing operations                  3.4%       3.3%       2.3%       2.4%
                                                 =====      =====      =====      =====

   The above table and the following narrative includes the results of operations of wholesale distributors of air conditioning, heating and refrigeration equipment and related parts and supplies acquired during 1999 and 1998. These acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition. Data presented in the following narratives referring to "same store basis" excludes the effects of operations acquired or locations opened during the prior twelve months.

QUARTER ENDED JUNE 30, 1999 VS. QUARTER ENDED JUNE 30, 1998

   Revenue for the three months ended June 30, 1999 increased $60.2 million, or 22%, compared to the same period in 1998. Excluding the effect of acquisitions, revenue increased $7.5 million, or 3%. Such increase was primarily due to additional sales generated by expanded product lines of parts and supplies.

   Gross profit for the three months ended June 30, 1999 increased $17.2 million, or 29%, as compared to the same period in 1998, primarily as a result of the aforementioned revenue increases. Excluding the effect of acquisitions, gross profit increased $4.2 million, or 7%. Gross profit margin in the second quarter increased to 23.3% in 1999 from 22.1% in 1998. Excluding the effect of acquisitions, gross profit margin increased to 23.1% in 1999 from 22.1% in 1998. Increases in gross profit margin on a same store basis are primarily attributable to improved pricing disciplines, enhanced focus on margins at certain subsidiaries of the Company and contribution from expanded vendor programs.

   Selling, general and administrative expenses for the three months ended June 30, 1999 increased $12.7 million, or 29%, compared to the same period in 1998, primarily due to higher selling and delivery costs related to acquired companies and increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $3.0 million, or 7%, primarily due to revenue increases, higher costs related to new locations and the expansion of existing locations. Selling, general and administrative expenses as a percent of revenue increased to 16.9% in 1999 from 15.9% in 1998, primarily due to the higher cost structures of acquired companies and startup costs related to the opening of new distribution locations. Excluding the effect of acquisitions, selling, general and administrative expenses as a percent of revenue increased to 16.6% in 1999 from 15.9% in 1998.
                                    8 of 14

Interest expense, net for the second quarter in 1999 increased approximately $0.7 million, or 25%, compared to the same period in 1998, primarily due to higher average borrowings incurred from acquisitions completed in the first quarter of 1999.

   The effective tax rate for the three months ended June 30, 1999 was 37.2% compared to 37.0% for the same period in 1998. This increase was primarily due to higher state income taxes resulting from acquisitions.

SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

   Revenue for the six months ended June 30, 1999 increased $134.8 million, or 30%, compared to the same period in 1998. Excluding the effect of acquisitions, revenue increased $26.0 million, or 6%. Such increase was primarily due to additional sales generated from market share gains and increased sales generated by expanded product lines of parts and supplies.

   Gross profit for the six months ended June 30, 1999 increased $35.0 million, or 35%, as compared to the same period in 1998, primarily as a result of the aforementioned revenue increases. Excluding the effect of acquisitions, gross profit increased $8.6 million, or 9%. Gross profit margin for the six month period increased to 23.4% in 1999 from 22.6% in 1998. Excluding the effect of acquisitions, gross profit margin increased to 23.2% in 1999 from 22.6% in 1998. Increases in gross profit margin on a same store basis are attributable to improved pricing disciplines, enhanced focus on margins at certain subsidiaries of the Company and contribution from expanded vendor programs.

   Selling, general and administrative expenses for the six months ended June 30, 1999 increased $28.1 million, or 36%, compared to the same period in 1998, primarily due to higher selling and delivery costs related to acquired companies and increased sales. Excluding the effect of acquisitions, selling, general and administrative expenses increased $6.4 million, or 8%, primarily due to revenue increases, higher costs related to new locations and the expansion of existing locations. Selling, general and administrative expenses as a percent of revenue increased to 18.5% in 1999 from 17.8% in 1998, primarily due to the higher cost structures of acquired companies and startup costs related to the opening of new distribution locations. Excluding the effect of acquisitions, selling, general and administrative expenses as a percent of revenue increased to 18.2% in 1999 from 17.8% in 1998.

   Interest expense, net for the six months ended June 30, 1999 increased approximately $2.1 million, or 48%, compared to the same period in 1998, primarily due to higher average borrowings that were used to complete business acquisitions.

   The effective tax rate for the six months ended June 30, 1999 was 37.2% compared to 37.0% for the same period in 1998. This increase was primarily due to higher state income taxes resulting from acquisitions completed in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

   The Company maintains a bank-syndicated revolving credit agreement that provides for borrowings of up to $315 million, expiring on August 8, 2002. Borrowings under the unsecured agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement, which totaled $213.7 million at June 30, 1999, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .7% at June 30, 1999). The agreement contains financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions.

   Working capital increased to $342.4 million at June 30, 1999 from $289.7 million at December 31, 1998. This increase was funded primarily by borrowings under the Company's revolving credit agreement.

   Cash and cash equivalents increased $.5 million during the six month period ended June 30, 1999. Principal sources of cash during the quarter were borrowings under the revolving credit agreement. The principal uses of cash were to fund working capital needs and finance acquisitions and capital expenditures.

                                    9 of 14

   The Company has adequate availability of capital to fund present operations and anticipated growth, including expansion in its current and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates. During July 1999, the Company executed a letter of intent to acquire a distributor of air conditioning equipment based in Texas; however, the Company currently has no binding agreement with respect to this or any other acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

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

   At June 30, 1999, the Company had various interest rate swap agreements with an aggregate notional amount of $100 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a weighted average pay rate of 6.3%.

YEAR 2000

   Many computer systems in use in the world today may be unable to correctly process data or may not operate at all after December 31, 1999 because those systems recognize the year within a date only by the last two digits. Some computer programs may interpret the year "00" as 1900, instead of as 2000, causing errors in calculations, or the value "00" may be considered invalid by the computer program causing the system to fail. The Year 2000 issue affects (1) information technology utilized by the Company ("IT systems"); (2) other systems utilized by the Company ("Non-IT systems"), such as communications, facilities management and service equipment containing embedded computer chips; and (3) systems of key business partners (primarily the Company's customers and suppliers).

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

   The Company's activities to manage the Year 2000 issue with respect to its systems can be segregated into four phases. Phase I and II consisted of identifying the systems that are non-compliant and formulating strategies to remedy the problems identified. Phase III consisted of executing the changes necessary through purchasing new or modifying existing systems. As of July 30, 1999, the Company and its subsidiaries have completed Phase I, II and III. Phase IV consists of testing the changes made to ascertain compliance. The Company's operating subsidiaries are currently testing their IT systems for compliance or have completed testing and are currently Year 2000 compliant. The Company's operating subsidiaries currently in Phase IV expect testing for Year 2000 compliance to be completed by August 31, 1999. Non-IT systems of most of the Company's operating subsidiaries are Year 2000 compliant.

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

                                    10 of 14

   Based on the Company's assessment to date, management estimates the implementation costs related to the identification, remediation and testing of the Year 2000 issue to be approximately $1.1 million, of which $.8 million has been expended through June 30, 1999. However, this estimate could change as the Company's activities to address the Year 2000 issue progress.

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

                                    11 of 14

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

           None

Item 3.    Defaults by the Company on its Senior Securities

           None

Item 4.    Results of Votes of Securities Holders

          (a) The Company's 1999 Annual Meeting of Shareholders was held on June 3, 1999.

          (b) The Company's management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. The following nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders as follows:

                                                    FOR            WITHHELD
                  COMMON STOCK                   ----------        --------
                  ------------
                           Cesar L. Alvarez      15,956,173        570,519
                           Paul F. Manley        15,958,061        568,631
                  CLASS B COMMON STOCK
                  --------------------
                           Albert H. Nahmad      27,857,690         11,000
                           Ira Harris            27,856,520         12,170

          (c) Two additional proposals were voted upon at the Annual Meeting of Shareholders as follows:

               (1) To ratify the action of the Board of Directors amending the Company's Second Amended and Restated 1991 Stock Option Plan and

               (2) To ratify the reappointment of Arthur Andersen LLP as the Company's independent certified public accountants for the year ended December 31, 1999.

                  The combined vote of the Company's Common Stock and Class B Common Stock was as follows:

                  PROPOSAL  1
                  -----------
                           For                                32,377,951
                           Against                             3,500,854
                           Withheld                              151,162
                           Non-Vote                            8,365,415
                  PROPOSAL  2
                  -----------
                           For                                43,596,519
                           Against                               464,427
                           Withheld                              334,436
                           Non-Vote                                    -

                                    12 of 14

                  As of April 9, 1999, the record date for the Annual Meeting of Shareholders, the total number of shares of the Company's Common Stock, $.50 par value, and Class B Common Stock, $.50 par value, outstanding was 25,417,739 and 3,204,126, respectively, representing 57,458,999 combined votes.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

           10.10 Amendment Agreement No. 2 to Amended and Restated Revolving Credit and Reimbursement Agreement dated June 30, 1999, by and among Watsco Inc., the Lenders and NationsBank, National Association, as Agent.

           27.    Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K

           None

                                    13 of 14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WATSCO, INC.
                                    (Registrant)

                                 By: /S/ BARRY S. LOGAN
                                     Barry S. Logan
                                     Vice President and Secretary
                                     (Chief Financial Officer)
August 13, 1999

                                    14 of 14

                                 EXHIBIT INDEX
Exhibit   Description
-------   -----------

10.10     Amendment Agreement No. 2 to Amended and Restated Revolving
          Credit and Reimbursement Agreement dated June 30, 1999, by and among Watsco Inc., the Lenders and NatikonsBank, National Assoication, as Agent.

27        Financial Data Schedule