Form 10-Q
period 1999-09-30
WATSCO INC
filed 1999-11-15
CIK 105016

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 25,946,377 shares of the Company's Common Stock ($.50 par value) and 3,187,692 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of November 9, 1999.

================================================================================

                                    1 of 13

                          PART I. FINANCIAL INFORMATION
                                  WATSCO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                                 (In thousands)

                                                                  SEPTEMBER 30,               DECEMBER 31,
                                                                      1999                       1998
                                                                   ----------                  --------
ASSETS                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                       $    7,264                  $   6,689
   Accounts receivable, net                                           178,679                    137,745
   Inventories                                                        222,239                    202,592
   Other current assets                                                10,050                     11,984
   Net assets of discontinued operation                                12,378                     11,966
                                                                   ----------                  ---------
     Total current assets                                             430,610                    370,976

   Property, plant and equipment, net                                  30,512                     30,496
   Other assets                                                        11,445                     24,237
   Intangible assets, net                                             116,641                    106,309
                                                                   ----------                  ---------
                                                                   $  589,208                  $ 532,018
                                                                   ==========                  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                        $      869                 $    1,007
   Accounts payable                                                    78,528                     60,742
   Accrued liabilities                                                 21,929                     19,488
                                                                   ----------                  ---------
     Total current liabilities                                        101,326                     81,237
                                                                   ----------                  ---------
Long-term obligations:
   Borrowings under revolving credit agreement                        171,000                    168,000
   Bank and other debt                                                  5,124                      4,301
                                                                   ----------                  ---------
     Total long-term obligations                                      176,124                    172,301
                                                                   ----------                  ---------
Deferred income taxes and credits                                       2,760                      3,912
                                                                   ----------                  ---------
Shareholders' equity:
   Common Stock, $.50 par value                                        12,779                     12,420
   Class B Common Stock, $.50 par value                                 1,596                      1,596
   Paid-in capital                                                    197,727                    189,225
   Unrealized losses on investments, net of tax                          (364)                    (2,962)
   Unearned compensation related to
     outstanding restricted stock                                      (5,758)                    (5,051)
   Retained earnings                                                  103,018                     79,340
                                                                   ----------                  ---------
     Total shareholders' equity                                       308,998                    274,568
                                                                   ----------                  ---------
                                                                   $  589,208                  $ 532,018
                                                                   ==========                  =========

See accompanying notes to condensed consolidated financial statements.

                                    2 of 13

                                  WATSCO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            Quarter and Nine Months Ended September 30, 1999 and 1998
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              QUARTER ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,            SEPTEMBER  30,
                                                          ----------------------     ---------------------
                                                             1999          1998         1999        1998
Revenue                                                   $333,056      $317,028     $911,444     $760,597
Cost of sales                                              256,150       245,494      699,202      588,688
                                                          --------      --------     --------     --------
Gross profit                                                76,906        71,534      212,242      171,909
Selling, general and administrative expenses                55,192        51,071      162,456      130,191
                                                          --------      --------     --------     --------
Operating income                                            21,714        20,463       49,786       41,718
Interest expense, net                                        3,416         3,249        9,983        7,685
                                                          --------      --------     --------     --------
Income from continuing operations
   before income taxes                                      18,298        17,214       39,803       34,033
Income taxes                                                 6,824         6,369       14,813       12,592
                                                          --------      --------     --------     --------
Income from continuing operations                           11,474        10,845       24,990       21,441
Loss on sale of discontinued operation,
   net of income taxes                                           -             -            -         (398)
Income (loss) from discontinued operations,
   net of income taxes                                         328           271          836          (20)
                                                          --------      --------     --------     --------
Net income                                                $ 11,802      $ 11,116     $ 25,826     $ 21,023
                                                          ========      ========     ========     ========

Basic earnings per share:

   Income from continuing operations                         $0.40         $0.39        $0.87         $0.80
   Loss on sale of discontinued operation                      -               -         -            (0.02)
   Income from discontinued operations                        0.01          0.01         0.03             -
                                                             -----         -----        -----         -----
Net income                                                   $0.41         $0.40        $0.90         $0.78
                                                             =====         =====        =====         =====

Diluted earnings per share:
   Income from continuing operations                         $0.39         $0.37        $0.84         $0.75
   Loss on sale of discontinued operation                       -              -          -           (0.01)
   Income from discontinued operations                        0.01          0.01         0.03          -
                                                             -----        ------        -----         -----
Net income                                                   $0.40         $0.38        $0.87         $0.74
                                                             =====         =====        =====         =====

Weighted average shares and equivalent shares used to calculate earnings per share:

     Basic                                                  28,748        27,873       28,684        26,935
                                                            ======        ======       ======        ======
     Diluted                                                29,759        29,493       29,785        28,568
                                                            ======        ======       ======        ======

See accompanying notes to condensed consolidated financial statements.

                                    3 of 13

                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998
                                 (In thousands)
                                   (Unaudited)

                                                                       1999                        1998
                                                                     --------                    ---------
Cash flows from operating activities:
   Income from continuing operations                                 $ 24,990                    $  21,441
   Adjustments to reconcile income from
     continuing operations to net cash provided by
     (used in) operating activities:
   Depreciation and amortization                                        7,854                        6,108
   Provision for doubtful accounts                                      2,078                        2,193
   Deferred income tax benefit (provision)                                302                         (204)
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                                              (33,397)                     (37,259)
     Inventories                                                      (12,834)                     (32,226)
     Accounts payable and accrued liabilities                          14,885                       18,551
     Other, net                                                            64                       (2,670)
                                                                     --------                    ---------
     Net cash provided by (used in) operating activities
       of continuing operations                                         3,942                      (24,066)
                                                                     --------                    ---------
Cash flows from investing activities:
     Business acquisitions, net of cash acquired                      (18,065)                     (22,881)
     Capital expenditures, net                                         (4,468)                      (8,397)
     Proceeds from the sale of marketable securities                   17,596                            -
     Purchases of marketable securities                                (1,042)                        (735)
                                                                     --------                    ---------
     Net cash used in investing activities
       of continuing operations                                        (5,979)                     (32,013)
                                                                     --------                    ---------
Cash flows from financing activities:
     Net borrowings under revolving credit agreement                    3,000                       66,000
     Net borrowings (repayments) of bank and other debt                   200                       (6,323)
     Net proceeds from issuances of common stock                        1,135                        2,619
     Common stock dividends                                            (2,147)                      (1,862)
                                                                     --------                    ---------
     Net cash provided by financing activities
       of continuing operations                                         2,188                       60,434
                                                                     --------                    ---------
Net cash provided by (used in) discontinued operations                    424                       (3,785)
                                                                     --------                    ---------
Net increase in cash and cash equivalents                                 575                          570
Cash and cash equivalents at beginning of period                        6,689                        7,880
                                                                     --------                    ---------
Cash and cash equivalents at end of period                           $  7,264                     $  8,450
                                                                     ========                     ========

See accompanying notes to condensed consolidated financial statements.

                                    4 of 13

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                        (In thousands, except share data)
                                   (Unaudited)

1. The condensed consolidated balance sheet as of December 31, 1998, which has been derived from the Company's audited financial statements and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation have been included in the condensed consolidated financial statements herein.

2. The results of operations for the quarter and nine-month period ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999. The sale of the Company's products is seasonal with revenue generally increasing during the months of May through August.

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

4. Basic earnings per share is computed by dividing net income by the total weighted average number of shares outstanding. Diluted earnings per share additionally assumes any added dilution from common stock equivalents. Shares used to calculate earnings per share are as follows:

                                                             QUARTER ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                        ------------------------  ------------------------
                                                           1999         1998      1999           1998
                                                        ------------------------  ------------------------
     Weighted average shares outstanding                28,747,918    27,872,756   28,684,441   26,934,811
     Dilutive stock options                              1,011,554     1,620,458    1,100,830    1,633,080
                                                        ----------    ----------   ----------   ----------
     Shares for diluted earnings per share              29,759,472    29,493,214   29,785,271   28,567,891
                                                        ==========    ==========   ==========   ==========

     Options outstanding which are not included in
     the calculation of diluted earnings per share
     because their impact is antidilutive                1,806,150       233,626    1,278,058      214,126
                                                        ==========    ==========   ==========   ==========

5. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                             QUARTER ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                        ------------------------  ------------------------
                                                           1999         1998      1999           1998
                                                        ------------------------  ------------------------
     Net income                                         $11,802       $11,116      $25,826      $21,023
     Unrealized gain (loss) on investments, net of tax     (407)       (3,692)       2,598       (2,813)
                                                        -------       -------      -------      -------
     Comprehensive income                               $11,395       $ 7,424      $28,424      $18,210
                                                        =======       =======      =======      =======

                                    5 of 13

6. Discontinued operations include a personnel staffing business, Dunhill Staffing Systems, Inc., and, until May 1998, a manufacturing operation, Watsco Components, Inc. ("Components"). In May 1998, the Company sold substantially all the operating assets of Components. Summarized results for the discontinued operations are as follows:

                                                             QUARTER ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                        ------------------------  ------------------------
                                                           1999         1998      1999           1998
                                                        ------------------------  ------------------------
     Revenue                                            $16,299       $13,982      $44,418      $46,504
                                                        =======       =======      =======      =======

     Income (loss) before income taxes                      560           431        1,386          (31)
     Income tax (expense) benefit                          (232)         (160)        (550)          11
                                                        -------       -------      -------      -------
     Income (loss) from discontinued operations        $    328       $   271      $   836      $   (20)
                                                        =======       =======      =======      =======

7. During January 1999, the Company completed the acquisitions of two wholesale distributors of air conditioning and heating products. The acquisitions were made either in the form of the purchase of the outstanding common stock or the purchase of the net assets and business of the respective sellers. Aggregate consideration for these acquisitions consisted of cash payments of $18,065 including the repayment of debt totaling $4,592 and the issuance of 507,224 shares of Common Stock having a fair value of $6,433.

     Acquisitions have been accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the unaudited condensed consolidated statement of income beginning on their respective dates of acquisition. The excess of the aggregate purchase prices over the net assets acquired of $11,167 is being amortized on a straight-line basis over 40 years.

     The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions occurred on January 1, 1998 are as follows:

                                                       QUARTER ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1998          SEPTEMBER 30, 1998
                                                     ------------------          ------------------
     Revenue                                              $334,286                   $871,677
     Income from continuing operations                    $ 11,716                   $ 23,205
     Diluted earnings per share from
     continuing operations                                $   0.39                   $   0.78

     The unaudited pro forma consolidated results of operations is not necessarily indicative of either the results of operations that would have occurred had the above companies been acquired on January 1, 1998 for the periods presented or of future results of operations.

8. On September 30, 1999, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,500,000 shares of the Company's Common Stock. Shares repurchased under this program will be reflected as treasury stock and will result in a reduction of stockholder's equity. As of September 30, 1999, the Company had not made any purchases under this program.

                                    6 of 13

9. In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 on January 1, 1999. The adoption of SOP 98-1 was not material to the Company's consolidated financial position or results of operations.

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

     In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No.133-an amendment of FASB Statement No. 133," which delayed the implementation date for SFAS 133 for one year to fiscal years beginning after June 15, 2000.

10. In June 1999, the Company executed an amended and restated bank-syndicated credit agreement, which provides for borrowings up to $315 million, expiring on August 8, 2002. The unsecured agreement will be used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the revolving credit agreement bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .6% at September 30, 1999). The credit agreement contains financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions.

11. On November 8, 1999, the Company completed the acquisition of Atlantic Air, Inc. ("Atlantic Air"), a distributor of air conditioning equipment based in Fort Worth, Texas. Atlantic Air specializes in the manufactured housing industry and operates from three locations serving over 1,500 customers throughout Texas and five other western states. Atlantic Air's revenue was approximately $40 million in 1998.

                                    7 of 13

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table presents the Company's consolidated financial statements from continuing operations for the quarter and nine months ended September 30, 1999 and 1998, expressed as a percent of revenue:

                                                                   QUARTER               NINE MONTHS
                                                              ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                             ---------------------    -------------------
                                                              1999         1998         1999          1998
                                                             -----        -----        -----         -----
Revenue                                                      100.0%       100.0%       100.0%        100.0%
Cost of sales                                                 76.9         77.4         76.7          77.4
                                                             -----        -----        -----         -----
Gross profit                                                  23.1         22.6         23.3          22.6
Selling, general and administrative expenses                  16.6         16.1         17.8          17.1
                                                             -----        -----        -----         -----
Operating income                                               6.5          6.5          5.5           5.5
Interest expense, net                                          1.0          1.0          1.1           1.0
Income taxes                                                   2.0          2.1          1.6           1.7
                                                             -----        -----        -----         -----
Income from continuing operations                              3.5%         3.4%         2.8%          2.8%
                                                             =====        =====        =====         =====

   The above table and following narrative includes the results of operations of wholesale distributors of air conditioning, heating and refrigeration equipment and related parts and supplies acquired during 1999 and 1998. These acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition. Data presented in the following narratives referring to "same store basis" excludes the effects of operations acquired or locations opened and closed during the prior twelve months.

QUARTER ENDED SEPTEMBER 30, 1999 VS. QUARTER ENDED SEPTEMBER 30, 1998

   Revenue for the three months ended September 30, 1999 increased $16.0 million, or 5%, compared to the same period in 1998. On a same store basis, revenue decreased $5.5 million, or 2%, primarily due to weather conditions which resulted in lower demand for air conditioning.

   Gross profit for the three months ended September 30, 1999 increased $5.4 million, or 8%, as compared to the same period in 1998, primarily as a result of the aforementioned increases in revenue, improved pricing disciplines, enhanced focus on margins, and cost reductions obtained from vendor programs. Gross profit margins in the third quarter increased to 23.1% in 1999 from 22.6% in 1998. On a same store basis, gross profit decreased $1.0 million, or 1% consistent with decreases in revenue. Gross profit margin on a same store basis increased to 22.6% in 1999 from 22.5% in 1998.

   Selling, general and administrative expenses for the three months ended September 30, 1999 increased $4.1 million, or 8%, compared to the same period in 1998. As a percent of revenue, selling, general, and administrative expenses increased to 16.6% in 1999 from 16.1% in 1998. Such increase was primarily due to the inability to leverage the fixed cost structures against the volatile sales demand experienced during the quarter and the higher cost structures of acquired companies. On a same store basis, selling, general and administrative expenses remained unchanged in both 1999 and 1998. Selling general and administrative expenses as a percent of revenue increased to 16.4% in 1999 from 16.1% in 1998.

   Interest expense, net for the third quarter in 1999 increased approximately $0.2 million, or 5%, compared to the same period in 1998.

                                    8 of 13

   The effective tax rate for the three months ended September 30, 1999 was 37.3% compared to 37.0% for the same period in 1998. This increase was primarily due to higher state income taxes resulting from acquisitions made in 1999 which are located in states with higher tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

   Revenue for the nine months ended September 30, 1999 increased $150.8 million, or 20%, compared to the same period in 1998. On a same store basis, revenue increased $14.3 million, or 2%.

   Gross profit for the nine months ended September 30, 1999 increased $40.3 million, or 24%, as compared to the same period in 1998, primarily as a result of the aforementioned revenue increases, improved pricing disciplines, enhanced focus on margins, and cost reductions obtained from vendor programs. Gross profit margin for the nine-month period increased to 23.3% in 1999 from 22.6% in 1998. Consistent with the aforementioned increases, gross profit on a same store basis increased $6.1 million, or 4%, and gross profit margin on a same store basis increased to 23.0% in 1999 from 22.6% in 1998.

   Selling, general and administrative expenses for the nine months ended September 30, 1999 increased $32.3 million, or 25%, compared to the same period in 1998. As a percent of revenue, selling, general and administrative expenses increased to 17.8% in 1999 from 17.1% in 1998, primarily due to higher selling and delivery costs related to acquired companies and increased sales activity. On a same store basis, selling, general and administrative expenses increased $5.4 million, or 4%. As a percent of revenue, selling, general and administrative expenses on a same store basis increased to 17.5% in 1999 from 17.1% in 1998.

   Interest expense, net for the nine months ended September 30, 1999 increased approximately $2.3 million, or 30%, compared to the same period in 1998, primarily due to higher average borrowings primarily used to complete business acquisitions.

   The effective tax rate for the nine months ended September 30, 1999 was 37.2% compared to 37.0% for the same period in 1998. This increase was primarily due to higher state income taxes resulting from acquisitions made in 1999 which are located in states with higher tax rates.

LIQUIDITY AND CAPITAL RESOURCES

   The Company maintains a bank-syndicated revolving credit agreement that provides for borrowings of up to $315 million, expiring on August 8, 2002. Borrowings under the unsecured agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement, which totaled $171.0 million at September 30, 1999, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .6% at September 30, 1999). The agreement contains financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions.

   Working capital increased to $329.3 million at September 30, 1999 from $289.7 million at December 31, 1998, as a result of seasonal revenue yielding higher accounts receivable during the months of May through August and additional working capital contributed by current year acquisitions.

   Cash and cash equivalents increased $0.6 million during the nine-month period ended September 30, 1999. Principal sources of cash during the quarter were cash flows from operations and proceeds from the sale of marketable securities. The principal uses of cash were used to fund working capital needs and finance acquisitions and capital expenditures.

   The Company has adequate availability of capital to fund present operations and anticipated growth, including expansion in its current and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates. The Company currently has no binding agreements with respect to any acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial

                                    9 of 13
position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

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

   At September 30, 1999, the Company had various interest rate swap agreements with an aggregate notional amount of $100 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a weighted average rate of 6.3%.

YEAR 2000

   Many computer systems in use in the world today may be unable to correctly process data or may not operate at all after December 31, 1999 because those systems recognize the year within a date only by the last two digits. Some computer programs may interpret the year "00" as 1900, instead of as 2000, causing errors in calculations, or the value "00" may be considered invalid by the computer program causing the system to fail. The Year 2000 issue affects (1) information technology utilized by the Company ("IT systems"); (2) other systems utilized by the Company ("Non-IT systems") such as communications, facilities management and service equipment containing embedded computer chips; and (3) systems of key business partners (primarily the Company's customers and suppliers).

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

   The Company's activities to manage the Year 2000 issue with respect to its systems can be segregated into four phases. Phase I and II consisted of identifying the systems that were non-compliant and formulating strategies to remedy the problems identified. Phase III consisted of executing the changes necessary through purchasing new or modifying existing systems. Phase IV consisted of testing the changes made to ascertain compliance. As of November 1, 1999, the Company and its subsidiaries have successfully completed Phase I, II, III, and IV. Costs expended aggregated approximately $1.1 million through the date of completion; additional costs relating to the Year 2000 issue are not expected to be material.

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

   The Company believes that effective contingency plans have been developed given that the Company is not reliant on a single enterprise-wide computer system. The Company presently operates through a diverse group of 16 primary operating subsidiaries that maintain independent computer systems, substantially all of which have been purchased from and are supported by third parties. The Company's contingency plans include manual "work arounds" for software and hardware failures and substitution of hardware and software systems in the event one or more operating systems fail to operate after December 31, 1999. The Company expects its contingency plans to mitigate business risks in the event the remediation efforts conducted under Phases I to IV are unsuccessful.

                                    10 of 13

   While management believes that it has undertaken reasonable steps to address the Year 2000 issue, there can be no assurance that a failure to convert the Company's systems or the inability of its key business partners to adequately address the Year 2000 issue would not have a material adverse impact on the Company.

SAFE HARBOR STATEMENT

    This quarterly report contains statements which, to the extent they are not historical fact, constitute "forward looking statements" under the securities laws. All forward looking statements involve risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from those contemplated or projected, forecasted, estimated, budgeted, expressed or implied by or in such forward looking statements. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws.

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

                                    11 of 13

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

           None

           27. Financial Data Schedule (for SEC use only).

           (b) Reports on Form 8-K

           None

                                    12 of 13

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WATSCO, INC.
                                                -------------------------------
                                                (Registrant)

                                            By: /S/ BARRY S. LOGAN
                                                -------------------------------
                                                Barry S. Logan
                                                Vice President and Secretary
                                                (Chief Financial Officer)

November 15, 1999

                                    13 of 13

                                 EXHIBIT INDEX


EXHIBIT            DESCRIPTION
-------            -----------

  27        Financial Data Schedule