Form 10-K405
period 1999-12-31
WATSCO INC
filed 2000-03-30
CIK 105016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange
    Act of 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          Commission File Number 1-5581

                                  WATSCO, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                          59-0778222
            -------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

          2665 South Bayshore Drive, Suite 901, Coconut Grove, FL 33133
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (305) 714-4100

           Securities Registered Pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS                                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------                                   -----------------------------------------

     Common Stock, $.50 par value                                          New York Stock Exchange

     Class B Common Stock, $.50 par value                                  American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. _X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 2000 was approximately $232.9 million.

The number of shares of common stock outstanding as of March 22, 2000 was 24,115,555 shares of Common Stock, excluding treasury shares of 2,006,300, and 3,228,806 shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 1999, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12 and
13) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

                                  WATSCO, INC.

                                ----------------

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999


PART I                                                                            PAGE
                                                                                  ----
ITEM 1.    BUSINESS                                                                3

ITEM 2.    PROPERTIES                                                              8

ITEM 3.    LEGAL PROCEEDINGS                                                       8

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     8


PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER       8
           MATTERS

ITEM 6.    SELECTED FINANCIAL DATA                                                 8

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND         8
           RESULTS OF OPERATIONS

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK              8

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                             8

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND         8
           FINANCIAL DISCLOSURE

PART III                                                                           9

PART IV                                                                            9

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K         9

                                       2

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's business and acquisition strategies, (ii) potential acquisitions by the Company,
(iii) the Company's financing plans and (iv) industry, demographic and other trends affecting the Company's financial condition or results of operations. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of several factors, including general economic conditions, prevailing interest rates, competitive factors and the ability of the Company to continue to implement its acquisition strategy. In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire.

ITEM 1.   BUSINESS

GENERAL

Watsco, Inc. (the "Registrant" or the "Company") was incorporated in 1956 and is the largest distributor of air conditioning, heating, and refrigeration equipment and related parts and supplies in the United States. The Company's revenue has increased from $80 million in 1989 to $1.2 billion in 1999. The Company's distribution network operates from 315 locations in 30 states. The Company also owns Dunhill Staffing Systems, Inc. ("Dunhill"), a national temporary staffing and permanent employment services business, which represents 5% of the Company's total revenue.

The Company's principal executive offices are located at 2665 South Bayshore Drive, Suite 901, Coconut Grove, Florida 33133, and its telephone number is
(305) 714-4100. The Company's corporate website is watsco.com, and e-mail may be sent to the company at mweber@watsco.com.

RESIDENTIAL CENTRAL AIR CONDITIONING, HEATING AND REFRIGERATION INDUSTRY

According to the Air Conditioning and Refrigeration Institute ("ARI"), the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the U.S. is approximately $20 billion with unitary equipment shipments having grown at an annual rate of 6.6% since 1990. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% all units shipped in the U.S each year. These companies are: Carrier Corporation ("Carrier"), a subsidiary of United Technologies Corporation, Goodman Manufacturing Corporation, Rheem Manufacturing Company ("Rheem"), American Standard Companies Inc. ("American Standard"), York International Corporation ("York"), Lennox International, Inc. ("Lennox") and Nordyne Corporation ("Nordyne"), a subsidiary of Nortek Corporation. Except for Lennox, these manufacturers distribute their products primarily through independent distributors who in turn supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to, and install the products for the consumer.

Residential central air conditioning and heating equipment is sold to both the replacement and the homebuilding (including manufactured housing) markets. The replacement market has increased substantially in size and importance over the past ten years as a result of the aging of the installed base of residential central air conditioners, the introduction of new energy efficient models and the upgrading of existing homes to central air conditioning. According to industry data, over 120 million central air conditioning units and warm air gas furnaces have been installed in the United States in the past 20 years. Many units installed from the mid-1970s to the mid-1980s are reaching the end of their useful lives, thus providing a growing replacement market. The mechanical life of this equipment varies by region due to usage and is estimated to range from 8 to 20 years.

The Company also sells products to the refrigeration market. Such products include condensing units, compressors, evaporators, valves, walk-in coolers and ice machines for industrial and commercial applications. The Company distributes products manufactured by Copeland Compressor Corporation, Tecumseh Products Company and The Manitowoc Company, Inc.

BUSINESS STRATEGY

The Company's business strategy includes four primary concepts: (i) implement programs to build market share in existing markets, (ii) complete strategic acquisitions to expand in existing markets or to extend the Company's geographic reach into new markets, (iii) leverage the Company's existing infrastructure by obtaining new or expanded territories from the grant of distribution rights by manufacturers and (iv) implement an e-commerce strategy to improve the level and efficiency of service to existing customers and to increase the Company's reach to areas beyond those currently served by its existing network of locations.

STRATEGY IN EXISTING MARKETS The Company's strategy for growth in existing markets focuses on satisfying the needs of the higher growth, higher margin replacement market, where customers generally demand immediate, convenient and reliable service. In response to this need, the Company's focus is to (i) offer expansive product lines, including all equipment and components necessary to install or repair a central air conditioner, furnace or refrigeration system,
(ii) develop several e-commerce initiatives to further enhance customer service capabilities, (iii) maintain multiple warehouse locations in a single metropolitan market for increased customer convenience, (iv) maintain well-stocked inventories to ensure that customer orders are filled in a timely manner and (v) provide a high degree of technical expertise at the point of sale. The Company believes these concepts provide a competitive advantage over smaller, lesser-capitalized competitors who are unable to commit resources to open additional locations, develop e-commerce business solutions, provide the same variety of products as the Company, maintain the same inventory levels or attract the wide range of expertise that is required to support a diverse product offering. The Company also believes it has a competitive advantage over factory-owned distributors who typically do not maintain inventories of all parts and supplies and whose limited number of warehouse locations make it difficult to meet the time-sensitive demands of the replacement market.

The Company also sells to the homebuilding and manufactured housing markets. The Company believes that its reputation for reliable, high quality service and its relationships with contractors, who generally serve both the replacement and new construction markets, allow it to compete effectively in these markets.

ACQUISITION STRATEGY The Company's acquisition strategy is focused on acquiring businesses that complement the Company's presence in existing markets or establish a presence in new markets. Since 1989, the Company has acquired 41 distributors of air conditioning, heating and refrigeration products, 13 of which operate as primary operating subsidiaries of the Company. The other smaller distributors acquired have been integrated into the Company's primary operating subsidiaries.

The following is a description of the Company's acquisitions completed in 1999, all of which have been accounted for under the purchase method of accounting:

NEW ENGLAND ACQUISITIONS In January 1999, the Company completed the acquisition of Heat, Inc., ("Heat") and Homans Associates, Inc. ("Homans"), wholesale distributors of heating and air conditioning products serving the New England market. Heat distributes its products through a single location and Homans serves its markets through 15 locations. These companies had combined revenue of $61 million in fiscal year 1998.

ATLANTIC AIR In November 1999, the Company completed the acquisition of Atlantic Air, a wholesale distributor and installer of air conditioning and other products to the manufactured housing market. Atlantic Air, operating from three locations, serves over 1,500 customers in Texas, Arizona, New Mexico, Nevada and Oklahoma and has additional rights to distribute products in California and Utah. Atlantic Air had revenue of $40 million in its most recently completed fiscal year.

OTHER During 1999, the Company acquired the net assets of three other distributors of air conditioning, heating and refrigeration products with aggregate annualized revenue of $4 million.

DISTRIBUTION RIGHTS The Company actively seeks new or expanded territories of distribution from the major equipment manufacturers. During 1999 and 1998, five of the leading equipment manufacturers granted the Company rights to distribute their residential and light commercial equipment in key U.S. markets.

INTERNET E-COMMERCE STRATEGY The Company's e-commerce strategy includes the following initiatives: (i) enabling connectivity by customers to the Company's operating subsidiaries operating software, (ii) creating a web site, ACDoctor.com, which provides homeowners, businesses and HVAC contractors useful information and a variety of services and (iii) developing strategic alliances with leading providers of Internet business-to-business ("B2B") e-commerce solutions. The Company began implementing this e-commerce strategy during the last half of 1999.

The first initiative, being implemented by the Company's subsidiaries, allows customers to access the Company's systems on-line 24 hours a day, 7 days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments.

The second initiative, ACDoctor.com, provides homeowners, businesses and HVAC contractors useful information in areas that broaden the consumer's product knowledge. The site highlights new products and allows homeowners and businesses to locate, select and hire a licensed contractor. ACDoctor.com provides a wide variety of B2B value-added services to contractor customers in an exclusive "members-only" area.

As part of the third initiative, the Company has created alliances with four leading providers of B2B e-commerce solutions: Ariba, Inc., Commerce One, Inc., Intelisys Electronic Commerce, Inc. and Cephren, Inc. These B2B exchanges will provide the Company's catalog of products and services to a large and growing universe of organizations that are increasingly conducting purchasing transactions on-line. These relationships will also increase the Company's market reach to areas beyond those currently served by its existing locations.

OPERATING PHILOSOPHY The Company's operating subsidiaries operate in a manner that recognizes the long-term relationships established between the distributors and their customers. The Company preserves the identity of acquired businesses by retaining their management and sales organizations, maintaining the product brand name offerings previously distributed by them, and selectively expanding complementary product offerings. The Company believes this strategy builds on the value of the acquired operations by creating additional sales opportunities.

The Company maintains a highly specialized functional support staff at its corporate headquarters to support the individual operating subsidiaries' strategies for growth in their representative markets. Such functional support includes specialists in finance, information technology, accounting, human resources, product procurement, logistics, business improvement, treasury and working capital management, tax planning and risk management. The Company targets certain general and administrative expenses for cost savings initiatives that leverage the Company's overall volume and improve operating efficiencies.

SUMMARY The following table summarizes the number of distribution locations and states represented at December 31 in the years indicated and the Company's consolidated revenue for each year:

                                             STATES
                       LOCATIONS           REPRESENTED            REVENUE
                       ----------          -----------            -------
                                                             ($'s in millions)
      1990                  30                   4                  $  104
      1991                  31                   5                     157
      1992                  32                   5                     172
      1993                  47                   6                     209
      1994                  50                   7                     260
      1995                  69                  10                     308
      1996                 101                  15                     400
      1997                 268                  22                     680
      1998                 308                  23                   1,062
      1999                 315                  30                   1,246

DESCRIPTION OF BUSINESS

DISTRIBUTION OPERATIONS

PRODUCTS The Company sells an expansive line of products and maintains sufficient inventory levels to meet its customers' immediate needs. The Company seeks to provide every product a contractor would generally require when installing or repairing a central air conditioner, furnace or refrigeration system. The products distributed by the Company in its markets consist of: (i) equipment, including residential central air conditioners ranging from 1-1/2 to 5 tons*, light commercial air conditioners ranging up to 20 tons, gas, electric and oil furnaces ranging from 50,000 to 150,000 BTUs, commercial air conditioning and heating equipment and systems ranging from 20 to 400 tons, and other specialized equipment; (ii) parts, including replacement compressors, evaporator coils, thermostats, motors and other component parts; and (iii) supplies, including insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives and other ancillary supplies.

Sales of air conditioning and heating equipment accounted for approximately 51% of revenue for 1999. Sales of parts and supplies (currently representing over 1,500 different vendors) comprised the remaining revenue.

DISTRIBUTION AND SALES The Company currently operates from 315 locations, most of which are located in regions that the Company believes have favorable demographic trends. The Company maintains well-stocked inventories at each warehouse location to meet the immediate needs of its customers. This is accomplished by transporting inventory between locations daily and either directly delivering products to customers with the Company's fleet of 764 trucks or making the products available for pick-up at the location nearest to the customer. The Company has over 400 commissioned salespeople with an average of more than 10 years of experience in the air conditioning, heating and refrigeration distribution industry.

MARKETS The Company's network serves 30 states from 315 locations. The Company's primary markets include (in order of the number of locations in the state):
Florida, Texas, Georgia, California, South Carolina, North Carolina, Alabama, Tennessee, Arizona, Missouri, and Massachusetts. The Company also serves Nevada, Kansas, Arkansas, Nebraska, Mississippi, Virginia, Oklahoma, Louisiana, Kentucky, North Dakota, South Dakota, Iowa, New Hampshire, Connecticut, Maine, Maryland, Vermont, Rhode Island and New York. The Company also distributes products on an export basis to portions of Latin America and the Caribbean Basin.

CUSTOMERS AND CUSTOMER SERVICE The Company sells to contractors and dealers who service the new construction and replacement markets for residential and light commercial central air conditioning, heating and refrigeration systems. The Company currently serves over 35,000 customers, with no single customer in 1999 accounting for more than 1% of consolidated revenue. The Company focuses on providing products where and when the customer needs them, technical support by phone or on site as required and quick and efficient service at the locations. The Company also provides increased customer convenience through one of its e-commerce initiatives, which allows customers to access the Company's systems on-line 24 hours a day, 7 days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. Management believes that the Company successfully competes with other distributors primarily on the basis of its experienced sales organization, strong service support, high quality reputation and broad product lines.

KEY EQUIPMENT SUPPLIERS The Company maintains significant relationships with Carrier, Rheem, American Standard, York and Nordyne, each a leading manufacturer of residential central air conditioning and heating equipment in the United States. Each manufacturer has a well-established reputation of producing high-quality, competitively priced products. The Company believes the manufacturers' current product offerings, quality, serviceability and brand-name recognition allow the Company to operate favorably against its competitors. To maintain brand-name recognition, the manufacturers provide national advertising and participate with the Company in cooperative advertising programs and promotional incentives that are targeted to both contractors and homeowners. The Company estimates the replacement market currently accounts for approximately two thirds of industry sales in the United States and expects this percentage to increase as units installed in the 1970s and 1980s wear out and get replaced or updated to more energy-efficient models.

The Company made approximately 43% of its total 1999 purchases from its key equipment suppliers. A significant interruption in the delivery of these products would impair the Company's ability to continue to maintain its current inventory levels and could adversely affect the Company's business. The Company's future results of operations are also materially dependent upon the continued market acceptance of these manufacturers' products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. However, the Company believes that its sales of other complementary equipment products and continued emphasis to expand the sale of parts and supplies are mitigating factors against such risks.

DISTRIBUTION AGREEMENTS The Company has distribution agreements with each of its key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain certain

-------------
     * The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, the Company may distribute other manufacturers' lines of air conditioning or heating equipment.

STAFFING SERVICE BUSINESS

Dunhill, founded in 1952, is one of the nation's best known staffing service networks. Through franchised, licensed and company-owned offices in 25 states and Canada, Dunhill provides permanent placement and temporary staffing services to businesses (including the Company's operating subsidiaries), professional and service organizations, government agencies, health care providers and other employers. Dunhill's operations primarily consist of 24 company-owned and 14 licensed temporary staffing offices, as well as 97 franchised permanent placement offices and 8 franchised temporary staffing offices. Dunhill's franchisees operate their businesses autonomously within the framework of Dunhill's policies and standards, and recruit, employ and pay their own employees, including temporary employees. Dunhill's permanent placement division recruits primarily middle-management, sales, technical, and administrative and support personnel for permanent employment in a wide variety of industries and positions.

OTHER INFORMATION

COMPETITION

All of the Company's businesses operate in highly competitive environments. The Company's distribution business competes with a number of distributors and also with several air conditioning and heating equipment manufacturers that distribute a significant portion of their products through their own distribution organizations in certain markets. Competition within any given geographic market is based upon product availability, customer service, price and quality. Competitive pressures or other factors could cause the Company's products or services to lose market acceptance or result in significant price erosion, all of which would have a material adverse effect on the Company's profitability.

EMPLOYEES

The Company employed over 2,900 persons as of February 29, 2000. The Company believes that its relations with these employees are good.

SEASONALITY

Sales of residential central air conditioners, heating equipment and parts and supplies distributed by the Company have historically been seasonal. Furthermore, the Company's results of operations can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the Sunbelt markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

OTHER

Order backlog is not a material aspect of the Company's business and no material portion of the Company's business is subject to government contracts.

DISCONTINUED OPERATIONS

The Company historically operated Watsco Components, Inc. ("Components"), a manufacturing operation, as a distinct business from its distribution operations. In November 1997, the Company's Board of Directors approved a plan for the divestment of Components. In May 1998, the Company sold substantially all the operating assets of Components to International Comfort Products Corporation.

In November 1997, the Company's Board of Directors approved a plan to dispose of Dunhill. During the period in which Dunhill was reported as a discontinued operation, the Company did not receive any acceptable offers for Dunhill. Therefore, in 1999, the Company decided to retain Dunhill as part of its continuing operations and has accordingly restated net assets, net cash flows and operating results to include Dunhill as a continuing operation.

See Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report for further information.

ITEM 2.    PROPERTIES

The Company operates 315 locations in the U.S. having approximately 5.6 million square feet of space, of which approximately 5.2 million square feet is leased. The Company believes that its facilities are well maintained and adequate to meet its needs.

ITEM 3.    LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in litigation incidental to the operation of the Company's business. The Company vigorously defends all matters in which the Company or its subsidiaries are named defendants and, for insurable losses, maintains significant levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. In the opinion of the Company, although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability associated with any claims or litigation in which the Company or its subsidiaries are involved will not materially affect the Company's financial condition but could be material to the results of operations in any one accounting period.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

Page 36 of the Company's 1999 Annual Report contains "Information on Common Stock", which identifies the market on which the Registrant's common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 1999, 1998 and 1997 and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

Page 9 of the Company's 1999 Annual Report contains "Selected Consolidated Financial Data" and is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Pages 10 through 15 of the Company's 1999 Annual Report contain "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Page 13 of the Company's 1999 Annual Report contain "Qualitative and Quantitative Disclosures about Market Risk" and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 16 through 35 of the Company's 1999 Annual Report contain the 1999 and 1998 Consolidated Balance Sheets and other financial statements for the years ended December 31, 1999, 1998 and 1997, together with the report thereon of Arthur Andersen LLP dated February 5, 2000, and are incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                 PAGE NO. IN
                                                                                                 ANNUAL REPORT
                                                                                                 -------------
(a)    Financial Statements, Financial Statement Schedules and Exhibits

(1)    Financial Statements (incorporated by reference from the 1999 Annual
       Report of Watsco, Inc.):

       Consolidated Statements of Income for the years
                ended December 31, 1999, 1998 and 1997                                                 16
       Consolidated Balance Sheets as of December 31, 1999 and 1998                                    17
       Consolidated Statements of Shareholders' Equity
                for the years ended December 31, 1999, 1998 and 1997                                   18
       Consolidated Statements of Cash Flows for the
                years ended December 31, 1999, 1998 and 1997                                           19
       Notes to Consolidated Financial Statements                                                     20-33
       Report of Independent Certified Public Accountants                                              34
       Selected Quarterly Financial Data (Unaudited)                                                   35

                                                                                                        PAGE NO. IN
                                                                                                        FORM 10-K
                                                                                                        -----------
(2)    Financial Statement Schedule:
       For the three years ended December 31, 1999:

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

       10.4   Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as
              Exhibit 4.23 to the Company's Registration Statement on Form S-8 (333-82011) and incorporated herein by reference).

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

       10.7   Watsco, Inc. 1996 Qualified Employee Stock Purchase Plan (filed as
              Exhibit 4.3 to the Company's Registration Statement on Form S-8 (333-80341) and incorporated herein by reference).

       10.8 Amendment Agreement No. 1 to Amended and Restated Revolving Credit and Reimbursement Agreement dated February 20, 1998 by and among Watsco, Inc., the Lenders hereto and NationsBank, N.A. (filed as
              Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

       10.9 Exhibit A-1 dated March 11, 1999 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).

       10.10 Amendment Agreement No. 2 to Amended and Restated Revolving Credit and Reimbursement Agreement dated June 30, 1999 by and among Watsco, Inc., the Lenders and NationsBank, N.A., as Agent (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

       10.11 Amendment Agreement No. 3 to Amended and Restated Revolving Credit and Reimbursement Agreement dated December 30, 1999 by and among Watsco, Inc., the Lenders and NationsBank, N.A., as Agent. #

       10.12 Amendment Agreement No. 4 to Amended and Restated Revolving Credit and Reimbursement Agreement dated March 14, 2000 by and among Watsco, Inc., the Lenders and NationsBank, N.A., as Agent. #

       10.13 Watsco, Inc. $125,000,000 Private Shelf Agreement as of January 31, 2000 by and among, Watsco, Inc. and the Prudential Insurance Company of America. #

       13. 1999 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 1999 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K). #

       21.    Subsidiaries of the Registrant.  #

       23.    Consent of Independent Certified Public Accountants. #

       27.    Financial Data Schedule.  #

       Note to exhibits:

       #     Submitted electronically herewith.

     (b)     Reports on Form 8-K:

             No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WATSCO, INC.


     March 30, 2000                         By: /S/ ALBERT H. NAHMAD
                                               ---------------------
                                                Albert H. Nahmad, President

     March 30, 2000                         By: /S/ BARRY S. LOGAN
                                               -------------------
                                                Barry S. Logan, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                              TITLE                               DATE
     ---------                              -----                               ----

     /S/ ALBERT H. NAHMAD                   Chairman of the Board and           March 30, 2000
     --------------------                   President (principal
     Albert H. Nahmad                       executive officer)

     /S/ BARRY S. LOGAN                     Vice President and                  March 30, 2000
     --------------------                   Secretary (principal
     Barry S. Logan                         accounting officer)

     /S/ CESAR L. ALVAREZ                   Director                            March 30, 2000
     --------------------
     Cesar L. Alvarez

     /S/ DAVID B. FLEEMAN                   Director                            March 30, 2000
     --------------------
     David B. Fleeman

     /S/ J. IRA HARRIS                      Director                            March 30, 2000
     --------------------
     J. Ira Harris

     /S/ PAUL F. MANLEY                     Director                            March 30, 2000
     --------------------
     Paul F. Manley

     /S/ BOB L. MOSS                        Director                            March 30, 2000
     --------------------
     Bob L. Moss

      /S/ ROBERTO MOTTA                     Director                            March 30, 2000
     --------------------
     Roberto Motta

     /S/ ALAN H. POTAMKIN                   Director                            March 30, 2000
     --------------------
     Alan H. Potamkin

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To Watsco, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Watsco, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 2000 (except with respect to the matters discussed in Note 13, as to which the date is February 7, 2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Miami, Florida,
  February 5, 2000.

                                  WATSCO, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

BALANCE, December 31, 1996                                     $ 3,059
    Allowances from acquisitions                                 3,191
    Additions charged to costs and expenses                      1,481
    Write-offs, net                                             (1,945)
                                                              --------
BALANCE, December 31, 1997                                       5,786
    Allowances from acquisitions                                   377
    Additions charged to costs and expenses                      3,567
    Write-offs, net                                             (3,014)
                                                              --------
BALANCE, December 31, 1998                                       6,716
    Allowances from acquisitions                                    90
    Additions charged to costs and expenses                      3,389
    Write-offs, net                                             (4,631)
                                                              --------
BALANCE, December 31, 1999                                     $ 5,564
                                                               =======

                          WATSCO, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

YEARS ENDED DECEMBER 31, (1)
(IN THOUSANDS, EXCEPT PER SHARE DATA)            1999         1998         1997         1996         1995
------------------------------------------------------------------------------------------------------------
OPERATIONS
Revenue                                      $1,246,272    $1,062,265     $679,931     $399,970     $308,257
Gross profit                                    291,838       241,924      152,788       87,317       66,330
Earnings before depreciation, amortization,
   interest, income taxes and minority
   interest                                      70,679        63,047       40,090       25,382       18,649
Earnings before interest, income taxes,
   and minority interest                         59,439        54,066       34,793       22,586       16,763
Income from continuing operations                29,481        26,972       19,368       12,045        6,528
============================================================================================================

SHARE DATA (2)
Diluted earnings per share
   from continuing operations                     $0.99        $0.94        $0.72          $0.56       $0.41
Cash dividends declared per share:
   Common Stock                                   $0.10        $0.10        $0.09          $0.09       $0.09
   Class B Common Stock                            0.10         0.10         0.09           0.09        0.09
Weighted average shares outstanding
   for diluted earnings per share                29,741        28,690       26,780       21,288       15,684
Common stock outstanding                         27,907        28,032       26,144       21,048       14,135
============================================================================================================

BALANCE SHEET INFORMATION
Total assets                                   $588,906      $535,323     $429,070     $200,297     $144,551
Long-term obligations                           159,415       172,301      137,276       50,424        5,430
Shareholders' equity                            301,716       274,568      225,598      119,929       53,756
============================================================================================================

       (1) AMOUNTS HAVE BEEN RESTATED TO INCLUDE DUNHILL STAFFING SYSTEMS, INC. IN CONTINUING OPERATIONS.

       (2) SHARE DATA INCLUDES THE EFFECTS OF THREE-FOR-TWO STOCK SPLITS EFFECTED ON AUGUST 14, 1998, JUNE 14, 1996, AND MAY 15, 1995

                          WATSCO, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Watsco, Inc. and its subsidiaries (collectively, the "Company" or "Watsco") is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies in the United States. The Company operates from 315 locations in 30 states.

The following table presents the Company's consolidated financial results from continuing operations for the three years ended December 31, 1999, 1998 and 1997, expressed as a percentage of total revenue:

                                         1999             1998           1997
--------------------------------------------------------------------------------
Total revenue                            100.0%          100.0%          100.0%
Cost of sales                             76.6            77.2            77.5
--------------------------------------------------------------------------------
Gross profit                              23.4            22.8            22.5
Selling, general and
   administrative expenses                18.6            17.7            17.4
--------------------------------------------------------------------------------
Operating income                           4.8             5.1             5.1
Investment income, net                      -               -              0.2
Interest expense                          (1.0)           (1.1)           (0.7)
Income Taxes                              (1.4)           (1.5)           (1.8)
--------------------------------------------------------------------------------
Income from continuing operations          2.4%            2.5%            2.8%
================================================================================

The following narratives include the results of operations acquired during 1999, 1998 and 1997. The acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition. Data presented in the following narratives referring to "same-store basis" exclude the effects of operations acquired or locations opened and closed during the prior twelve months. Amounts in 1998 and 1997 have been restated to include Dunhill Staffing Systems, Inc. in continuing operations.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 WITH YEAR ENDED DECEMBER 31, 1998

Revenue in 1999 increased $184.0 million, or 17%, over 1998. On a same-store basis, revenue increased $23.3 million, or 2%. The Company's revenue growth rate on a same-store basis for 1999 was less than historical growth rates, primarily due to milder weather in certain of the Company's large markets which resulted in lower demand for replacement air conditioning. The Company's revenue was also impacted by lower sales to the manufactured housing market.

Gross profit in 1999 increased $49.9 million, or 21%, over 1998, primarily as a result of the aforementioned revenue increases. Gross profit margin increased to 23.4% in 1999 from 22.8% in 1998, primarily as a result of the gross margin contribution of companies acquired that operate at higher margins than the Company's historical gross margins. On a same-store basis, gross profit increased $7.7 million, or 3%, slightly higher than the same-store revenue increase. Same-store gross profit margin increased to 23.0% in 1999 from 22.8% in 1998 due to improved pricing strategies and cost reductions obtained from consolidated vendor programs.

Selling, general and administrative expenses in 1999 increased $44.5 million, or 24%, over 1998, due to added selling and delivery costs associated with the aforementioned revenue increase. Selling, general and administrative expenses as a percent of revenue increased to 18.6% in 1999 from 17.7% in 1998, primarily due to the higher selling and delivery costs of acquired companies. On a same-store basis, selling, general and administrative expenses increased $11.1 million, or 6%, and selling, general and administrative expenses as a percent of revenue increased to 18.3% in 1999 from 17.7% in 1998. Such increase was primarily due to the inability to leverage selling, general and administrative expenses against lower than anticipated sales volumes.

Interest expense in 1999 increased $1.5 million, or 13%, from 1998 primarily due to higher average borrowings.

The effective tax rate was 37.0% in 1999 and 1998.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 WITH YEAR ENDED DECEMBER 31, 1997

Revenue in 1998 increased $382.3 million, or 56%, over 1997. On a same-store basis, revenue increased $76.0 million, or 11%. Such increase was primarily due to additional sales generated from expanded product lines of HVAC equipment, parts, and supplies in existing locations, market share gains and favorable industry conditions.

Gross profit in 1998 increased $89.1 million, or 58%, over 1997 primarily as a result of the aforementioned revenue increases. Gross profit margin increased to 22.8% in 1998 from 22.5% in 1997. On a same-store basis, gross profit increased $16.5 million, or 11%, and gross profit margin decreased to 22.4% in 1998 from 22.5% in 1997.

Selling, general and administrative expenses in 1998 increased $69.9 million, or 59%, over 1997. Selling, general and administrative expenses as a percent of revenue increased to 17.7% in 1998 from 17.4% in 1997, primarily due to the higher cost structures of acquired companies and start-up costs related to the opening of new distribution locations. On a same-store basis, selling, general and administrative expenses increased $11.2 million, or 9%, primarily as a result of the aforementioned revenue increases. On a same-store basis, selling, general and administrative expenses as a percent of revenue decreased to 17.1% in 1998 from 17.3% in 1997.

Interest expense in 1998 increased $6.6 million, or 137%, from 1997 primarily due to higher average borrowings used to finance business acquisitions.

The effective tax rate decreased to 37.0% in 1998 compared to 38.5% in 1997. The decrease was primarily due to the implementation of certain tax planning strategies.

DISCONTINUED OPERATION

In November 1997, the Company's Board of Directors approved a plan to divest of its manufacturing operation, Watsco Components, Inc. ("Components"). In May 1998, the Company sold the operating assets of Components at a loss of $981, net of income taxes of $576.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a bank-syndicated revolving credit agreement that provides for borrowings of up to $315 million, expiring on August 8, 2002. Borrowings under the unsecured agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement, which totaled $155 million at December 31, 1999, bear interest at primarily London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus
 .5% at December 31, 1999). The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. The Company was in compliance with all covenants at December 31, 1999.

At December 31, 1999, the Company had various interest rate swap agreements to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings. The Company continuously monitors developments in the capital markets and only enters into swap transactions with established counterparties having investment grade ratings. See Note 10 "Financial Instruments" in the Notes to Consolidated Financial Statements for further information.

In September 1999, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to 1.5 million shares of the Company's stock in the open market or via private transactions. As of December 31, 1999, the Company had purchased 1.3 million shares at a cost of $14.3 million. An additional repurchase of 1.5 million shares of the Company's stock was authorized by the Board of Directors on February 7, 2000.

Working capital increased to $292.3 million at December 31, 1999 from $284.4 million at December 31, 1998. This increase was primarily due to additional working capital contributed by current year acquisitions.

Net cash provided by operating activities was $41.9 million in 1999 compared to $8.6 million in 1998, an increase of $33.3 million. Such increase was primarily due to decreased use of cash for operating assets and liabilities and an increase in income from continuing operations in 1999. Net cash provided by operating activities was $8.6 million in 1998 compared to net cash used in operating activities of $18.8 million in 1997, an increase of $27.4 million primarily due to decreased use of cash for operating assets and liabilities and an increase in income from continuing operations in 1998.

Net cash used in investing activities decreased to $11.9 million in 1999 from $36.3 million in 1998 primarily due to proceeds of $17.6 million from the sale of marketable equity securities. Net cash used in investing activities decreased to $36.3 million in 1998 from $127.9 million in 1997, primarily due to the Company's acquisition of 25 locations in 1998 as compared to 147 locations in 1997.

Net cash used in financing activities of $29.8 million in 1999 resulted primarily from net repayments under the revolving credit agreement and purchases of the Company's common shares. Net cash provided by financing activities of $27.7 million in 1998 resulted primarily from net borrowings under the revolving credit agreement. Net cash provided by financing activities of $153.1 million in 1997 resulted primarily from proceeds of $87.0 million received from the sale of shares of the Company's common stock and net borrowings under the revolving credit agreement of $86.7 million.

On January 31, 2000, the Company entered into a $125.0 million private placement shelf facility. The uncommitted loan facility provides Watsco a source of long term, fixed-rate financing as a complement to the variable rate borrowings available under its existing revolving credit facility.

The Company has adequate availability of capital from operations, its revolving credit agreement and private placement shelf facility to fund present operations and anticipated growth, including expansion in its current and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates; however, the Company currently has no binding agreement with respect to any acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure consists of interest rate risk. The Company's objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company uses interest rate swaps to manage net exposure to interest rate changes to its borrowings. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described are non-trading. See Note 10 "Financial Instruments" in the Notes to Consolidated Financial Statements for further information.

The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The average interest rates on the variable rate debt and the average receive rate on the interest rate swaps were derived from implied forward three-month LIBOR curves.

                                                 EXPECTED MATURITY DATE
                               ----------------------------------------
                                     2000            2001              2002
                                     ----            ----              ----
Variable rate debt                     -               -             $315.0
Average interest rates              7.15%            7.74%             7.81%

Interest rate swaps                $70.0(1)             -             $60.0(1)
Average pay rate                    6.41%            6.41%             6.41%
Average receive rate                6.65%            7.24%             7.31%

    (1) At December 31, 1999, the Company's interest rate swap portfolio consisted of several swaps aggregating a notional value of $60.0 million and maturity dates ranging from 2002 to 2007 and a single swap with a notional value of $70.0 million that matured on January 26, 2000 and was used to hedge a short-term interest rate increase related to the year 2000 systems issue.

NEW ACCOUNTING STANDARDS

In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 on January 1, 1999. The adoption of SOP 98-1 was not material to the Company's consolidated financial position or results of operations.

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company adopted SOP 98-5 on January 1, 1999. Adoption of SOP 98-5 was not material to the Company's consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of SFAS No. 133 on the Company's consolidated financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the extent of the Company's hedging activities, the type of hedging instruments used and the effectiveness of such instruments. The Company has not quantified the impact of adopting SFAS No. 133. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which delayed the implementation date for SFAS 133 for one year to fiscal years beginning after June 15, 2000.

YEAR 2000

In 1997 the Company began a program intended to assess the ability of the Company's systems to recognize dates properly on or after January 1, 2000 and ensure that these systems were Year 2000 compliant. This program addressed three main areas: (i) information technology; (ii) other systems such as communications, facilities management, and service equipment containing embedded computer chips and (iii) systems of key business partners (primarily the Company's customers and suppliers). The Company completed the program prior to December 31, 1999, and its systems did not experience any significant disruptions as a result of the century change. Costs expended under the Year 2000 compliance program aggregated approximately $1.1 million through the date of completion. Additional costs relating to the Year 2000 issue subsequent to 1999 were not significant.

SAFE HARBOR STATEMENT

This annual report contains statements which, to the extent they are not historical fact, constitute "forward-looking statements" under the securities laws. All forward-looking statements involve risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from those contemplated or projected, forecasted, estimated, budgeted, expressed or implied by or in such forward-looking statements. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws.

For additional information identifying some other important factors which may affect the Company's operations and markets and could cause actual results to vary materially from those anticipated in the forward looking statements, see the Company's Securities and Exchange Commission filings, including but not limited to, the discussion included in the Business section of the Company's Form 10-K under the heading "Other Information."

                         WATSCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 1999               1998             1997
----------------------------------------------------------------------------------------------
Revenue                                             $1,246,272        $1,062,265         $679,931
Cost of sales                                          954,434           820,341          527,143
-------------------------------------------------------------------------------------------------
Gross profit                                           291,838           241,924          152,788
Selling, general and administrative expenses           232,399           187,858          117,995
-------------------------------------------------------------------------------------------------
Operating income                                        59,439            54,066           34,793
-------------------------------------------------------------------------------------------------
Other income (expense):
   Investment income, net                                  296               149            1,511
   Interest expense                                    (12,939)          (11,402)          (4,812)
--------------------------------------------------------------------------------------------------
Total other expense                                    (12,643)          (11,253)          (3,301)
--------------------------------------------------------------------------------------------------
Income from continuing operations before
   income taxes and minority interests                  46,796            42,813           31,492
Income taxes                                           (17,315)          (15,841)         (12,124)
--------------------------------------------------------------------------------------------------
Income from continuing operations                       29,481            26,972           19,368
Discontinued operation, net of income taxes:
   Loss from operation                                       -              (800)          (1,011)
   Loss on sale                                              -              (981)               -
-------------------------------------------------------------------------------------------------
Net income                                             $29,481           $25,191          $18,357
=================================================================================================

Basic earnings per share:
Income from continuing operations                       $1.03              $0.99             $0.76
Discontinued operation, net of income taxes:
   Loss from operation                                    -                (0.02)            (0.03)
   Loss on sale                                           -                (0.04)                -
--------------------------------------------------------------------------------------------------
Net income                                              $1.03              $0.93             $0.73
==================================================================================================
Diluted earnings per share:
Income from continuing operations                        $0.99            $0.94             $0.72
Discontinued operation, net of income taxes:
   Loss from operation                                    -               (0.02)            (0.04)
   Loss on sale                                           -               (0.03)             -
-------------------------------------------------------------------------------------------------
Net income                                               $0.99            $0.89             $0.68
=================================================================================================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          WATSCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                                 1999             1998
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  7,484          $  7,249
   Accounts receivable, net                                                      164,999           144,946
   Inventories                                                                   223,887           202,592
   Other current assets                                                           18,699            14,163
----------------------------------------------------------------------------------------------------------
Total current assets                                                             415,069           368,950
----------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                31,427            31,733
Intangible assets, net                                                           131,556           110,253
Other assets                                                                      10,854            24,387
----------------------------------------------------------------------------------------------------------
                                                                                $588,906          $535,323
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                                     $  5,915          $  1,042
   Accounts payable                                                               89,997            61,164
   Accrued liabilities                                                            26,895            22,336
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                        122,807            84,542
----------------------------------------------------------------------------------------------------------
Long-term obligations:
   Borrowings under revolving credit agreement                                   155,000           168,000
   Bank and other debt                                                             4,415             4,301
----------------------------------------------------------------------------------------------------------
Total long-term obligations                                                      159,415           172,301
----------------------------------------------------------------------------------------------------------
Deferred income taxes and other liabilities                                        4,968             3,912
----------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity:
   Common Stock, $0.50 par value, 26,071,649 and 24,839,735 shares
     issued and outstanding in 1999 and 1998, respectively                        13,036            12,420
   Class B Common Stock, $0.50 par value, 3,181,628 and 3,192,579 shares
     issued and outstanding in 1999 and 1998, respectively                         1,591             1,596
   Paid-in capital                                                               202,106           189,225
   Unearned compensation related to outstanding restricted stock                  (5,998)           (5,051)
   Unrealized loss on investments, net of tax                                       (669)           (2,962)
   Retained earnings                                                             105,971            79,340
   Treasury Stock, at cost, 1,346,200 shares of common stock in 1999             (14,321)                -
----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                       301,716           274,568
----------------------------------------------------------------------------------------------------------
                                                                                $588,906          $535,323
==========================================================================================================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                          WATSCO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                           OUTSTANDING   UNREALIZED
                                               COMMON STOCK       PAID-IN   RESTRICTED    LOSS ON    RETAINED    TREASURY
(IN THOUSANDS, EXCEPT SHARE DATA)           SHARES     AMOUNT     CAPITAL     STOCK     INVESTMENTS  EARNINGS      STOCK   TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996             21,047,757   $10,524    $68,621      $   -     $   -       $40,784       $   -    $119,929
Net income                                                                                           18,357                  18,357

Issuance from public offering             4,500,000     2,250     82,915                                                     85,165

Contribution to 401(k) plan                  25,469        13        428                                                        441

Issuances from exercise of stock options
    and employee stock purchase plan        218,215       109      1,702                                                      1,811

Tax benefit from exercise of stock options                           713                                                        713

Issuances for acquisitions                  112,481        56      1,371                                                      1,427

Issuances of restricted shares of
    common stock                            240,000       120      3,888        (4,008)                                           -
Amortization of unearned compensation                                              172                                          172

Common stock dividends,
   $0.09 per share                                                                                  (2,292)                  (2,292)

Dividends on 6.5% preferred stock
  of subsidiary                                                                                       (125)                    (125)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997             26,143,922    13,072    159,638        (3,836)    -        56,724           -      225,598
Net income                                                                                          25,191                   25,191

Changes in value of available-for-sale
   securities, net of income taxes                                                       (2,962)                             (2,962)
                                                                                                                            -------
Comprehensive income (Note 1)                                                                                                22,229

Contribution to 401(k) plan                  42,805        21        749                                                        770

Issuances from exercise of stock options
    and employee stock purchase plan        369,796       185      3,179                                                      3,364

Tax benefit from exercise of stock options                           999                                                        999

Issuances for acquisitions                1,397,041       699     23,232                                                     23,931

Issuances of restricted shares of
    common stock                            127,500        63      2,188        (2,251)                                           -

Forfeitures of restricted shares
     of common stock                        (48,750)      (24)      (760)          784                                            -

Amortization of unearned compensation                                              252                                          252
Common stock dividends,
   $0.10 per share                                                                                  (2,575)                  (2,575)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998             28,032,314    14,016    189,225        (5,051)    (2,962)   79,340           -     274,568
Net income                                                                                           29,481                  29,481

Changes in value of available-for-
   sale securities, net of income taxes                                                     2,293                             2,293
                                                                                                                            -------
Comprehensive income (Note 1)                                                                                                31,774

Contribution to 401(k) plan                  79,202        40        804                                                        844

Issuances from exercise of stock options
    and employee stock purchase plan        206,192       103      1,391                                                      1,494

Tax benefit from exercise of stock options                           508                                                        508

Issuances for acquisitions                  842,569       421      8,929                                                      9,350

Issuances of restricted shares of
    common stock                             93,000        47      1,249        (1,296)                                           -
Amortization of unearned compensation                                              349                                          349

Common stock dividends,
   $0.10 per share                                                                                  (2,850)                  (2,850)

Acquisition of common stock              (1,346,200)                                                           (14,321)     (14,321)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999             27,907,077   $14,627   $202,106       $(5,998)     $(669) $105,971   $(14,321)    $301,716
===================================================================================================================================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          WATSCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                                   1999              1998             1997
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Income from continuing operations                             $  29,481        $  26,972        $   19,368
Adjustments to reconcile income from
   continuing operations to net cash
   provided by (used in) operating activities
   of continuing operations:
   Depreciation and amortization                                 11,240            8,981             5,297
   Provision for doubtful accounts                                3,389            3,567             1,481
   Net investment losses (gains)                                   (920)             330            (1,294)
   Deferred income taxes                                          1,120             (320)             (725)
   Non-cash stock contribution to 40l(k) plan                       844              770               441
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                                         (9,989)         (22,417)          (10,873)
     Inventories                                                (11,354)         (12,285)          (30,402)
     Accounts payable and accrued liabilities                    24,500            4,698             2,081
     Other, net                                                  (6,417)          (1,708)           (4,183)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities
     of continuing operations                                    41,894            8,588           (18,809)
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Business acquisitions, net of cash acquired                     (26,440)         (24,944)         (120,033)
Capital expenditures                                             (6,236)          (9,987)           (7,254)
Net purchases of marketable securities                           (1,042)          (1,007)                -
Net proceeds from the sale of marketable securities              17,597                -             2,135
Other, net                                                        4,250             (403)           (2,750)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities
     of continuing operations                                   (11,871)         (36,341)         (127,902)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net borrowings (repayments) under revolving
 credit agreement                                               (13,000)          33,300            86,700
Net repayments of bank and other debt                            (1,111)          (6,360)          (13,776)
Net proceeds from issuances of common stock                       1,494            3,364            86,976
Payments to redeem preferred stock of subsidiaries                    -                -            (4,413)
Common stock dividends                                           (2,850)          (2,575)           (2,292)
Subsidiary preferred stock dividends                                  -                -              (125)
Acquisition of common stock                                     (14,321)               -                 -
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in)  financing activities
     of continuing operations                                   (29,788)          27,729           153,070
----------------------------------------------------------------------------------------------------------
Net cash used in discontinued operation                               -           (1,939)           (1,982)
Net increase (decrease) in cash and cash equivalents                235           (1,963)            4,377
Cash and cash equivalents at beginning of year                    7,249            9,212             4,835
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                       $  7,484         $  7,249         $   9,212
==========================================================================================================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          WATSCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Watsco, Inc. and its subsidiaries (collectively the "Company" or "Watsco") is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies in the United States. The Company operates from 315 locations in 30 states.

Basis of Consolidation

The consolidated financial statements include the accounts of Watsco and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. As discussed in Note 3, amounts have been restated in 1998 and 1997 to include Dunhill Staffing Systems, Inc. ("Dunhill") as continuing operations.

Revenue Recognition

The Company recognizes revenue upon shipment of products or upon delivery of services.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

The Company's inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on the straight-line method. Buildings and improvements are being depreciated over estimated useful lives ranging from 2-40 years. Estimated useful lives for other depreciable assets range from 3-12 years.

Intangible Assets

Intangible assets, net of accumulated amortization of $9,987 and $6,618 at December 31, 1999 and 1998, respectively, consist of goodwill arising from the excess of the cost of acquired businesses over the fair value of their net assets. Goodwill is amortized on a straight-line basis over 40 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Amortization expense related to goodwill amounted to $3,257, $2,611, and $1,291 in 1999, 1998 and 1997, respectively.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Sstandards ("SFAS") SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Investment Securities

Investments in marketable equity securities of $1,197 and $13,165 at December 31, 1999 and 1998, respectively, are included in other assets and are classified as available-for-sale and are recorded at fair value with unrealized holding gains and losses, net of applicable income taxes, included as a separate component of shareholders' equity. At December 31, 1999 and 1998, the difference between cost and market was an unrealized holding loss of $669 and $2,962, net of income taxes of $392 and $1,740, respectively. Dividend and interest income are recognized when earned.

Derivative Financial Instruments

The Company enters into interest rate swap agreements to reduce its exposure to market risks from changing interest rates. Under the swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes.

Income Taxes

Deferred tax assets and liabilities reflect the temporary differences between the financial statement and income tax bases of assets and liabilities.

Stock-Based Compensation

As described in Note 7, the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Earnings Per Share

Basic earnings per share is computed by dividing net income, less subsidiary preferred stock dividends, by the total of the weighted average number of shares outstanding. Subsidiary preferred stock dividends were $125 in 1997. Diluted earnings per share additionally assumes any added dilution from common stock equivalents.

Shares used to calculate earnings per share (restated in 1998 and 1997 to reflect a three-for-two stock split effected on August 14, 1998) are as follows:

YEARS ENDED DECEMBER 31,                           1999              1998             1997
---------------------------------------------------------------------------------------------
Weighted average shares outstanding             28,498,683       27,147,622        25,198,043
Dilutive stock options and warrants              1,242,157        1,542,842         1,582,147
---------------------------------------------------------------------------------------------
Shares for diluted earnings per share           29,740,840       28,690,464        26,780,190
=============================================================================================
Options outstanding which are not
     included in the calculation of diluted
     earnings per share because their
     impact is antidilutive                      1,565,868          284,625           144,000
=============================================================================================

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and changes in the value of available-for-sale securities at December 31, 1999 and 1998. Comprehensive income equals net income in 1997. The accumulated balances related to changes in the value of available-for-sale securities for comprehensive income are as follows:

YEARS ENDED DECEMBER 31,                                                 1999                1998
---------------------------------------------------------------------------------------------------
Unrealized holding losses arising during the period, net
     of income taxes of $392 and $1,740, respectively                    $  (651)           $(2,962)
Less:  reclassification adjustment for gains realized
      in income, net of income taxes of $1,729                             2,944                  -
---------------------------------------------------------------------------------------------------
Changes in value of available-for-sale
    securities, net of income taxes                                       $2,293            $(2,962)
===================================================================================================

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

New Accounting Pronouncements

In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 on January 1, 1999. The adoption of SOP 98-1 was not material to the Company's consolidated financial position or results of operations.

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company adopted SOP 98-5 on January 1, 1999. Adoption of SOP 98-5 was not material to the Company's consolidated financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of SFAS No. 133 on the Company's consolidated financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the extent of the Company's hedging activities, the type of hedging instruments used and the effectiveness of such instruments. The Company has not quantified the impact of adopting SFAS No. 133. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which delayed the implementation date for SFAS 133 for one year to fiscal years beginning after June 15, 2000.

2.   INVENTORIES

Inventories consist of air conditioning, heating and refrigeration equipment and related parts and supplies. The Company has distribution agreements with five key equipment suppliers. Purchases from these five suppliers comprised 43%, 39% and 50% of all purchases made in 1999, 1998 and 1997, respectively. The Company's largest supplier accounted for 18%, 17% and 32% of all purchases made in 1999, 1998 and 1997, respectively. Any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. The Company believes that its sales of other complementary equipment products and continued emphasis to expand sales of parts and supplies are mitigating factors against this risk.

3.   DISCONTINUED OPERATIONS

In November 1997, the Company's Board of Directors approved a plan to dispose of the Company's manufacturing operation, Watsco Components, Inc. ("Components"). In May 1998, the Company sold substantially all the operating assets of Components to International Comfort Products Corporation ("ICP") in exchange for approximately $16,649 of ICP's common stock. The results of Components have been accounted for as a discontinued operation and the accompanying consolidated financial statements presented herein report separately the net assets, net cash flows and operating results of this discontinued operation.

Unaudited summarized results for the discontinued operation is as follows:

YEARS ENDED DECEMBER 31,                                             1998             1997
------------------------------------------------------------------------------------------
Revenue                                                            $  8,861          $ 22,518
---------------------------------------------------------------------------------------------
Loss before income taxes                                           $ (1,270)         $ (1,644)
Income tax benefit                                                      470               633
---------------------------------------------------------------------------------------------
Net loss                                                           $   (800)         $ (1,011)
==============================================================================================

Income before income taxes includes allocated interest expense of $177 and $315 in 1998 and 1997, respectively. Interest expense was allocated to Components based on a ratio of the net assets of the discontinued operation to the total Company's consolidated net assets.

In November 1997, the Company's Board of Directors approved a plan to dispose of its staffing service subsidiary, Dunhill. During the period in which it was reported as a discontinued operation, the Company did not receive any acceptable offers for Dunhill. Therefore, in 1999, the Company decided to retain Dunhill as part of its continuing operations and has accordingly restated net assets, net cash flows and operating results in 1998 and 1997 to include Dunhill in continuing operations.

Unaudited summarized financial information for each of the years Dunhill was reported as a discontinued operation is as follows:

YEARS ENDED DECEMBER 31,                                             1998             1997
---------------------------------------------------------------------------------------------
Total assets                                                        $13,875           $11,787
Total liabilities                                                     1,909             2,359
---------------------------------------------------------------------------------------------
Revenue                                                             $53,420           $44,713
Operating profit                                                      2,220             1,759
---------------------------------------------------------------------------------------------

4.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consists of:

DECEMBER 31,                                                         1999               1998
--------------------------------------------------------------------------------------------
Land, buildings and improvements                                      $17,008          $18,566
Machinery, vehicles and equipment                                      34,838           27,251
Furniture and fixtures                                                 14,977           13,025
----------------------------------------------------------------------------------------------
                                                                       66,823           58,842
Less: accumulated depreciation
   and amortization                                                   (35,396)         (27,109)
----------------------------------------------------------------------------------------------
                                                                      $31,427          $31,733
=============================================================================================

5.       LONG-TERM OBLIGATIONS

Revolving Credit Agreement

The Company maintains a bank-syndicated revolving credit agreement that provides for borrowings of up to $315,000, expiring on August 8, 2002. Borrowings under the unsecured agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement aggregated $155,000 and $168,000 in 1999 and 1998, respectively, and bear interest at primarily London Interbank Offered Rate ("LIBOR") based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .5% and LIBOR plus .7% as of December 31, 1999 and 1998, respectively). The Company must pay a variable commitment fee on the unused portion of the commitment. The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. The Company was in compliance with all covenants at December 31, 1999. See Note 10 for details regarding related interest rate swap agreements, designated as hedges.

Bank and Other Debt

Bank and other debt (net of current portion) of $4,415 and $4,301 at December 31, 1999 and 1998, respectively, primarily consists of promissory notes issued for business acquisitions. Interest rates on bank and other debt range from 3% to 13% and mature at varying dates through 2008. Annual maturities of long-term obligations for the years subsequent to December 31, 1999 are as follows: $5,915 in 2000, $2,243 in 2001, $1,108 in 2002, $262 in 2003, $194 in 2004 and $608
thereafter.

Total interest paid was $13,183, $11,424 and $4,787 for the years ended December 31, 1999, 1998 and 1997, respectively.

6.   INCOME TAXES

The income tax provision consists of:

YEARS ENDED DECEMBER 31,             1999             1998             1997
------------------------------------------------------------------------------
Federal                            $16,489           $15,211           $10,296
State                                  826               630             1,828
------------------------------------------------------------------------------
                                   $17,315           $15,841           $12,124
==============================================================================
Current                            $16,195           $16,161           $12,849
Deferred                             1,120              (320)             (725)
-------------------------------------------------------------------------------
                                   $17,315           $15,841           $12,124
==============================================================================

A reconciliation of the provision for federal income taxes from the federal statutory income tax rate to the effective income tax rate as reported is as follows:

YEARS ENDED DECEMBER 31,                  1999        1998            1997
----------------------------------------------------------------------------
Federal statutory rate                    35.0%       35.0%             35.0%
State income taxes, net of federal benefit 2.0         2.0               3.8
Other, net                                  -          -                 (.3)
-----------------------------------------------------------------------------
                                          37.0%       37.0%             38.5%
=============================================================================

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

DECEMBER 31,                                              1999        1998
--------------------------------------------------------------------------
Deferred tax assets:
Included in other current assets -
Accounts receivable reserves                            $1,234        $1,560
Capitalized inventory costs and inventory reserves       6,608         5,446
Other                                                     (238)          397
----------------------------------------------------------------------------
                                                         7,604         7,403
----------------------------------------------------------------------------
Included in other noncurrent assets -
Net operating loss carryforwards of subsidiary             487           568
Unrealized loss on investments                             392         1,740
Other                                                     (153)           88
----------------------------------------------------------------------------
                                                           726         2,396
----------------------------------------------------------------------------
Deferred tax liabilities:
Included in noncurrent liabilities -
Depreciation and amortization                             (528)         (606)
Deductible goodwill                                     (3,415)       (1,423)
Other                                                     (529)       (1,392)
-----------------------------------------------------------------------------
                                                        (4,472)       (3,421)
-----------------------------------------------------------------------------
   Total net deferred tax assets                        $3,858        $6,378
============================================================================

A subsidiary of the Company has available net operating loss carryforwards ("NOLs") of approximately $1,392, which are available to offset future taxable income in equal annual amounts of approximately $232 through 2005. SFAS No. 109, "Accounting for Income Taxes," requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be more likely than not. Management has determined, based on the subsidiary's recent taxable income and expectations for the future, that taxable income of the subsidiary will be sufficient to fully utilize the available NOLs.

Total income taxes paid were $15,745, $17,396 and $13,133 for the years ended December 31, 1999, 1998 and 1997, respectively.

7.   STOCK OPTION AND BENEFIT PLANS

Stock Option Plans

At December 31, 1999, the Company had two stock option plans. Under the 1991 Stock Option Plan (the "1991 Plan"), options for an aggregate of 6,750,000 shares of Common Stock and Class B Common Stock may be granted. Options as to 3,760,632 shares of Common Stock and 2,023,872 shares of Class B Common Stock have been granted through December 31, 1999. The terms of the 1991 Plan require the option price per share be equivalent to the fair market value of the underlying common stock on the date of grant. Options under the 1991 Plan are for a term of ten years and are exercisable as determined by the Option Committee of the Board of Directors. The 1983 Executive Stock Option Plan (the "1983 Plan") expired in February 1993; therefore, no additional options may be granted. Options as to 48,804 shares of Common Stock are outstanding under the 1983 Plan at December 31, 1999. Options under the 1983 Plan are for a term of ten years and, generally, may be exercised in annual 20% installments beginning one year after grant. Under either plan, the Option Committee may waive the vesting period and permit options to be exercised immediately. There were 965,496 shares of common stock reserved for future grants as of December 31, 1999 under all stock option plans.

A summary of option transactions is shown below:

                                         1999                      1998                       1997
                                 ---------------------      ----------------------   ---------------------
                                            WEIGHTED-                   WEIGHTED-                WEIGHTED-
                                             AVERAGE                     AVERAGE                   AVERAGE
                                             EXERCISE                    EXERCISE                 EXERCISE
                                    OPTIONS     PRICE         OPTIONS      PRICE        OPTIONS     PRICE
----------------------------------------------------------------------------------------------------------
Outstanding on January 1,           3,747,830    $10.75        2,954,255    $8.47       2,247,797     $5.07
Granted                               703,000     13.46        1,075,999    16.70         857,250     16.45
Exercised                            (140,210)     5.56         (205,874)    5.73        (143,080)     5.43
Forfeited                            (152,787)    14.98          (76,550)   19.82          (7,712)     9.79
-----------------------------------------------------------------------------------------------------------
At December 31,                     4,157,833    $11.23        3,747,830   $10.75       2,954,255     $8.47
===========================================================================================================
Options exercisable at end of year  2,650,365     $8.87        2,200,986    $6.97       1,822,109     $6.73
===========================================================================================================

The following sets forth certain information with respect to those stock options at December 31, 1999:

                                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                           ----------------------------------------------   ------------------------------
                                             WEIGHTED-      WEIGHTED-                            WEIGHTED-
                             NUMBER            AVERAGE      AVERAGE              NUMBER            AVERAGE
                           OUTSTANDING AT      EXERCISE     REMAINING         OUTSTANDING AT      EXERCISE
                         DECEMBER 31, 1999       PRICE    CONTRACTUAL LIFE  DECEMBER 31, 1999     PRICE
----------------------------------------------------------------------------------------------------------
$2.32 - $5.00                   1,356,545        $3.85         3.2              1,354,856            $3.85
$5.01 - $10.00                    267,501         7.29         6.2                249,301             7.20
$10.01-$15.00                     879,650        13.51         8.7                178,584            13.65
$15.01-$20.00                   1,576,024        16.45         7.8                842,949            16.05
$20.01-$23.17                      78,113        22.03         7.7                 24,675            21.73
----------------------------------------------------------------------------------------------------------
                                4,157,833       $11.23         6.4              2,650,365            $8.87
==========================================================================================================

Employee Stock Purchase Plan

Effective July 1, 1996, the Company adopted the Watsco, Inc. Qualified Employee Stock Purchase Plan under which full-time employees with at least 90 days of service may purchase up to an aggregate of 600,000 shares of the Company's Common Stock. The plan allows participating employees to purchase, through payroll deductions or lump-sum contribution, shares of the Company's Common Stock at 85% of the fair market value at specified times subject to certain restrictions. During 1999, 1998, and 1997 employees purchased 70,909, 163,123 and 79,887 shares of Common Stock at an average price of $11.52, $14.13 and $14.31 per share, respectively. At December 31, 1999, 152,031 shares remained available for purchase under the plan.

The Company accounts for its stock option plans and employee stock purchase plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation cost has been recognized in the consolidated statements of income. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair market value at the grant dates for awards under the stock option plans and purchases under the employee stock purchase plan consistent with the method of SFAS No. 123, the Company's pro forma net earnings and earnings per share would be as follows:

YEARS ENDED DECEMBER 31,                               1999            1998           1997
------------------------------------------------------------------------------------------
Net income                          As reported        $29,481        $25,191         $18,357
                                    Pro forma          $25,823        $22,088         $16,422

Basic earnings per share            As reported          $1.03          $0.93          $0.73
                                    Pro forma            $0.91          $0.81          $0.65

Diluted earnings per share          As reported          $0.99          $0.89          $0.68
                                    Pro forma            $0.87          $0.78          $0.61

The Company's pro forma information above is not representative of the pro forma effect of the fair value provisions of SFAS No. 123 on the Company's net income in future years because pro forma compensation expense related to grants made prior to 1995 may not be taken into consideration.

The weighted-average fair value at date of grant for stock options granted during 1999, 1998 and 1997 was $7.64, $8.19 and $7.67, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

YEARS ENDED DECEMBER 31,                    1999          1998         1997
---------------------------------------------------------------------------
Expected life in years                        8.2          6.0         6.0
Risk-free interest rate                       6.1%         4.8%        5.5%
Expected volatility                          43.3%        43.3%       42.0%
Dividend yield                                0.5%         0.5%        0.5%

The weighted-average fair value of shares purchased under the employee stock purchase plan was determined using the per share quoted market value of the Common Stock used in determining the purchase price to plan participants, excluding any discount.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. The Company's stock-based compensation arrangements have characteristics significantly different from those of traded options, and changes in the subjective input assumptions used in valuation models can materially affect the fair value estimate. As a result, the existing models may not necessarily provide a reliable single measure of the fair value of its stock-based compensation.

Restricted Stock

During 1999, 1998 and 1997 certain employees were granted an aggregate of 93,000, 127,500, and 240,000 shares, respectively, of the Company's common stock, subject to certain significant restrictions. The restrictions lapse upon attainment of retirement age or under other circumstances. During 1998, 48,750 shares were forfeited upon termination of an employee. The unearned compensation resulting from the grant of restricted shares is reported as a reduction to shareholders' equity in the consolidated balance sheets and is being amortized to earnings over the period from date of issuance to the respective retirement age of each employee. Total amortization expense related to the restricted shares amounted to $349, $252 and $172 for the years ended December 31, 1999, 1998 and 1997, respectively.

401(k) Plan

The Company has a profit sharing retirement plan for its employees that is qualified under Section 401(k) of the Internal Revenue Code. The Company makes an annual matching contribution based on a percentage of eligible employee compensation deferrals. The contribution is made in cash or by the issuance of the Company's Common Stock to the plan on behalf of its employees. For the years ended December 31, 1999, 1998 and 1997, the aggregate contribution to the plan was $893, $790 and $457, respectively.

8.   ACQUISITIONS

The Company has completed various acquisitions, all of which have been accounted for under the purchase method of accounting. Accordingly, their results of operations have been included in the consolidated statements of income beginning on their respective dates of acquisition.

During 1999, the Company completed the acquisition of six wholesale distributors of air conditioning and heating products and one staffing service franchise for cash consideration of $26,440 (net of cash acquired), including repayment of debt totaling $4,592, the issuance of a $6,098 promissory note and 842,569 shares of Common Stock having a fair value of $9,350.

During 1998, the Company completed the acquisition of 11 wholesale distributors of air conditioning and heating products and six staffing service franchises for cash consideration of $24,944 (net of cash acquired) and the issuance of 1,397,041 shares of Common Stock having a fair value of $23,931.

The unaudited pro forma information of the Company as if the above acquisitions had occurred on January 1, 1998 is as follows:

YEARS ENDED DECEMBER 31,                                   1999        1998
-------------------------------------------------------------------------------
Revenue                                                 $1,282,621   $1,225,881
Income from continuing operations                          $32,175      $32,061
Diluted earnings per share from continuing operations        $1.07        $1.06

The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the above companies been acquired on January 1, 1998 for the years presented or of future results of operations.

The preliminary purchase price allocations for business combinations for the years ended December 31 were as follows:

                                                   1999              1998             1997
------------------------------------------------------------------------------------------
Accounts receivable, net                           $13,453          $18,644           $42,662
Inventories                                          9,941           16,988            62,608
Property, plant and equipment, net                   1,625            4,697             9,969
Intangible assets                                   24,413           33,337            56,818
Other assets                                         1,629              915             2,182
Accounts payable and accrued expenses               (9,173)         (17,570)          (36,682)
Long-term debt                                      (6,098)          (8,136)          (13,684)
Preferred stock                                          -                -            (2,413)
Fair value of common stock issued                   (9,350)         (23,931)           (1,427)
----------------------------------------------------------------------------------------------
Cash used in acquisitions, net of
cash acquired                                      $26,440          $24,944          $120,033
=============================================================================================

9.   SHAREHOLDERS' EQUITY

The authorized capital stock of the Company is 40,000,000 shares of Common Stock and 4,000,000 shares of Class B Common Stock. Common Stock and Class B Common Stock share equally in the earnings of the Company and are identical in most other respects except (i) Common Stock has limited voting rights, each share of Common Stock being entitled to one vote on most matters and each share of Class B Common Stock being entitled to ten votes; (ii) shareholders of Common Stock are entitled to elect 25% of the Board of Directors (rounded up to the nearest whole number) and Class B shareholders are entitled to elect the balance of the Board of Directors; (iii) cash dividends may be paid on Common Stock without paying a cash dividend on Class B Common Stock and no cash dividend may be paid on Class B Common Stock unless at least an equal cash dividend is paid on Common Stock and (iv) Class B Common Stock is convertible at any time into Common Stock on a one-for-one basis at the option of the shareholder.

In September of 1999, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to 1,500,000 shares of the Company's stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders' equity. As of December 31, 1999, the Company had purchased 1,346,200 shares at a cost of $14,321.

On July 13, 1998, the Company's Board of Directors authorized a three-for-two stock split for both classes of the Company's common stock effected in the form of a 50% stock dividend payable on August 14, 1998 to shareholders of record as of July 31, 1998. Shareholders' equity has been restated to give retroactive effect to the stock splits for all periods presented by reclassifying from retained earnings or paid-in capital to the common stock accounts the par value of the additional shares arising from the splits. In addition, all references in the consolidated financial statements and notes thereto to number of shares, per share amounts, stock option data and market prices of both classes of the Company's common stock have been restated.

10.   FINANCIAL INSTRUMENTS

Recorded Financial Instruments

The Company's recorded financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, the current portion of long-term obligations, borrowings under revolving credit agreement and debt instruments included in other long-term obligations.

At December 31, 1999 and 1998, the fair values of cash and cash equivalents, accounts receivable, accounts payable and the current portion of long-term obligations approximated their carrying values due to the short term nature of these instruments.

The fair values of borrowings under the revolving credit agreement and debt instruments included in long-term obligations also approximate their carrying value based upon interest rates available to the Company for similar instruments with consistent terms and remaining maturities.

Off-Balance Sheet Financial Instruments

The Company uses interest rate swaps to alter the interest rate risk profile related to outstanding borrowings under its revolving credit agreement, thereby altering the Company's exposure to changes in interest rates. The swap agreements exchange the variable rate of LIBOR plus the spread on its revolving credit agreement to fixed interest rate payments ranging from 6.25% to 6.49% in 1999 and 1998. At December 31, 1999, the Company's interest rate swap portfolio consisted of several swaps aggregating a notional value of $60,000 and maturity dates ranging from 2002 to 2007 and a single swap with a notional value of $70,000 that matured on January 26, 2000 and was used to hedge a short-term interest rate increase related to the Year 2000 systems issue. At December 31, 1998, the Company's interest rate swap portfolio consisted of several swaps totaling a notional value of $100,000 and maturity dates ranging from 2002 to 2007. The Company's interest rate swap portfolio had a negative fair value of $48 and $6,000 as of December 31, 1999 and 1998, respectively.

At December 31, 1999 and 1998, respectively, the Company is contingently liable under standby letters of credit aggregating approximately $7,292 and $1,400 that were primarily used as collateral for promissory notes issued in connection with certain acquisitions. The Company does not expect any material losses to result from the issuance of the standby letters of credit because performance is not expected to be required. Accordingly, the estimated fair value of these instruments is zero.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution or investment. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions. The Company establishes and monitors an allowance for doubtful accounts based on the credit risk of specific customers, historical trends and other information. At December 31, 1999 and 1998, the allowance for doubtful accounts was $5,564 and $6,716, respectively. Although the Company believes its allowance is sufficient, the amount the Company ultimately realizes could differ materially in the near-term from the amount reported above.

11.  COMMITMENTS AND CONTINGENCIES

At December 31, 1999, the Company is obligated under non-cancelable operating leases of real property and equipment used in its continuing operations for minimum annual rentals as follows: $27,238 in 2000, $22,317 in 2001, $18,717 in 2002, $14,089 in 2003, $9,587 in 2004 and $40,790 thereafter. Rental expense for continuing operations for the years ended December 31, 1999, 1998 and 1997 was $25,831, $21,911 and $12,699, respectively.

The Company and its subsidiaries are involved in litigation incidental to the operation of the Company's business. The Company vigorously defends all matters in which the Company or its subsidiaries are named defendants and, for insurable losses, maintains significant levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. In the opinion of the Company, although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability associated with any claims or litigation in which the Company or its subsidiaries are involved will not materially affect the Company's financial condition but could be material to the results of operations in any one accounting period.

12.    SEGMENT INFORMATION

The Company's primary business is the operation of a distribution network selling air conditioning, heating and refrigeration equipment and related parts and supplies. The Company also operates Dunhill, a national temporary staffing and permanent employment services business, which is immaterial to the Company's financial results, net assets and net cash flows. Accordingly, there is no segment information reportable in these notes to the financial statements.

13.    SUBSEQUENT EVENTS

On January 31, 2000, the Company entered into a $125,000 private placement shelf facility. The uncommitted loan facility provides Watsco a source of long term, fixed-rate financing as a complement to the variable rate borrowings available under its existing revolving credit facility.

On February 7, 2000, the Company's Board of Directors authorized, at the discretion of the Company's management, an additional repurchase of 1,500,000 shares under the Company's Stock repurchase program described in Note 9.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Watsco, Inc.:

   We have audited the accompanying consolidated balance sheets of Watsco, Inc. (a Florida corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Watsco, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Miami, Florida,
  February 5, 2000 (except with respect to the matters discussed in Note 13, as to which the date is February 7, 2000).

WATSCO, INC. AND SUBSIDIARIES

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 1ST         2ND          3RD         4TH
(IN THOUSANDS, EXCEPT PER SHARE DATA)        QUARTER       QUARTER      QUARTER     QUARTER        TOTAL
--------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999:
Revenue                                      $260,383     $346,124      $349,355     $290,410   $1,246,272
Gross profit                                   61,274       80,779        80,703       69,082      291,838
----------------------------------------------------------------------------------------------------------
Net income                                     $2,447      $11,577       $11,802       $3,655      $29,481
==========================================================================================================
Diluted earnings per share
   from continuing operations(1)                $0.08        $0.39         $0.40        $0.13        $0.99
==========================================================================================================
YEAR ENDED DECEMBER 31, 1998: (2)
Revenue                                      $183,672     $283,558      $331,010     $264,025   $1,062,265
Gross profit                                   43,047       62,989        74,821       61,067      241,924
Income from continuing operations               1,980        9,113        11,128        4,751       26,972
Discontinued operation, net of income taxes:
   Loss from operation                            (55)        (733)          (12)           -         (800)
   Loss on sale                                     -         (398)            -         (583)        (981)
-----------------------------------------------------------------------------------------------------------
Net income                                     $1,925       $7,982       $11,116       $4,168      $25,191
==========================================================================================================
Diluted earnings per share
   from continuing operations (1)(3)            $0.07        $0.32         $0.38       $0.16         $0.94
==========================================================================================================

(1) QUARTERLY EARNINGS PER SHARE ARE CALCULATED ON AN INDIVIDUAL BASIS AND, BECAUSE OF ROUNDING AND CHANGES IN THE WEIGHTED AVERAGE SHARES OUTSTANDING DURING THE YEAR, THE SUMMATION OF EACH QUARTER MAY NOT EQUAL THE AMOUNT CALCULATED FOR THE YEAR AS A WHOLE.

(2) AMOUNTS IN 1998 HAVE BEEN RESTATED TO INCLUDE DUNHILL STAFFING SYSTEMS, INC. IN CONTINUING OPERATIONS.

(3) EARNINGS PER SHARE INFORMATION HAS BEEN RESTATED TO GIVE EFFECT TO THE THREE-FOR-TWO STOCK SPLIT EFFECTED ON AUGUST 14, 1998.

                          WATSCO, INC. AND SUBSIDIARIES
                           INFORMATION ON COMMON STOCK

   The Company's Common Stock is traded on the New York Stock Exchange under the symbol WSO and its Class B Common Stock is traded on the American Stock Exchange under the symbol WSOB. The following table indicates the high and low prices of the Company's Common Stock and Class B Common Stock, as reported by the New York Stock Exchange and American Stock Exchange, respectively, and dividends paid per share for each quarter during the years ended December 31, 1999, 1998 and 1997. At March 22, 2000, excluding shareholders with stock in street name, the Company had approximately 631 Common Stock shareholders of record and 291 Class B Common Stock shareholders of record.

                                          COMMON                 CLASS B        CASH DIVIDENDS
                                       HIGH       LOW       HIGH        LOW   COMMON     CLASS B
==================================================================================================
YEAR ENDED DECEMBER 31, 1999:

   Fourth quarter                     $13.125     $ 9.750   $ 12.875  $  9.750    $.025      $.025
   Third quarter                       17.438      10.375     17.063    10.375     .025       .025
   Second quarter                      19.875      14.625     19.750    14.500     .025       .025
   First quarter                       18.625      11.250     18.188    13.500     .025       .025
==================================================================================================
YEAR ENDED DECEMBER 31, 1998:

   Fourth quarter                     $19.125     $14.375    $19.500   $14.000    $.025      $.025
   Third quarter                       23.531      12.062     23.328    12.250     .023       .023
   Second quarter                      23.796      16.671     23.421    18.000     .023       .023
   First quarter                       20.000      15.828     19.921    16.015     .023       .023
==================================================================================================
YEAR ENDED DECEMBER 31, 1997:

   Fourth quarter                     $20.328     $15.421    $19.921    $16.000    $.023     $.023
   Third quarter                       20.828      16.578     20.671     16.328     .023      .023
   Second quarter                      19.328      15.328     18.828     15.671     .023      .023
   First quarter                       22.078      15.171     22.500     16.671     .023      .023
==================================================================================================

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------

10.11 Amendment Agreement No. 3 to Amended and Restated Revolving Credit and Reimbursement Agreement dated December 30, 1999 by and among Watsco, Inc., the Lenders and NationsBank, N.A., as Agent. #

10.12 Amendment Agreement No. 4 to Amended and Restated Revolving Credit aand Reimbursement Agreement dated March 14, 2000 by and among Watsco, Inc., the Lenders and NationsBank, N.A., as Agent. #

10.13 Watsco, Inc. $125,000,000 Private Shelf Agreement as of January 31, 2000 by and among, Watsco, Inc. and the Prudential Insurance Company of America. #

21.               Subsidiaries of the Registrant. #

23.               Consent of Independent Certified Public  Accountants. #

27.               Financial Data Schedule. #