Form 10-Q
period 2000-03-31
WATSCO INC
filed 2000-05-09
CIK 105016

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 23,792,345 shares of the Company's Common Stock ($.50 par value), excluding treasury shares of 2,343,000, and 3,228,806 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of May 4, 2000.

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                     (In thousands, except per share data)

                                                             March 31,               December 31,
                                                               2000                     1999
                                                            -----------              ------------
ASSETS                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                 $   6,882                $   7,484
   Accounts receivable, net                                    169,052                  164,999
   Inventories                                                 241,928                  223,887
   Other current assets                                         25,806                   18,699
                                                             ---------                ---------
     Total current assets                                      443,668                  415,069
                                                             ---------                ---------
Property, plant and equipment, net                              31,975                   31,427
Intangible assets, net                                         130,852                  131,556
Other assets                                                    10,899                   10,854
                                                             ---------                ---------
                                                             $ 617,394                $ 588,906
                                                             =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                  $   1,976                $   5,915
   Accounts payable                                             94,120                   89,997
   Accrued liabilities                                          27,840                   26,895
                                                             ---------                ---------
     Total current liabilities                                 123,936                  122,807
                                                             ---------                ---------
Long-term obligations:
   Borrowings under revolving credit agreement                 189,560                  155,000
   Bank and other debt                                           4,123                    4,415
                                                             ---------                ---------
     Total long-term obligations                               193,683                  159,415
                                                             ---------                ---------
Deferred income taxes and other liabilities                      4,949                    4,968
                                                             ---------                ---------

Shareholders' equity:
   Common Stock, $.50 par value                                 13,050                   13,036
   Class B Common Stock, $.50 par value                          1,613                    1,591
   Paid-in capital                                             202,479                  202,106
   Unearned compensation related to
     outstanding restricted stock                               (6,199)                  (5,998)
   Unrealized loss on investments, net of tax                     (749)                    (669)
   Retained earnings                                           108,329                  105,971
   Treasury stock, at cost                                     (23,697)                 (14,321)
                                                             ---------                ---------
     Total shareholders' equity                                294,826                  301,716
                                                             ---------                ---------
                                                             $ 617,394                $ 588,906
                                                             =========                =========

See accompanying notes to condensed consolidated financial statements.


                                     2 of 11

                                  WATSCO, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   Three Months Ended March 31, 2000 and 1999
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             2000                     1999
                                                           ---------                ---------
Revenue                                                    $ 286,344                $ 260,383
Cost of sales                                                218,877                  199,109
                                                           ---------                ---------
Gross profit                                                  67,467                   61,274
Selling, general and administrative expenses                  59,428                   54,115
                                                           ---------                ---------
Operating income                                               8,039                    7,159
Interest expense, net                                          3,176                    3,262
                                                           ---------                ---------
Income before income taxes                                     4,863                    3,897
Income taxes                                                   1,809                    1,450
                                                           ---------                ---------
Net income                                                     3,054                    2,447

Retained earnings at beginning of period                     105,971                   79,340

Common stock cash dividends                                     (696)                    (714)
                                                           ---------                ---------
Retained earnings at end of period                         $ 108,329                $  81,073
                                                           =========                =========

Basic earnings per share                                   $    0.11                $    0.09
                                                           ---------                ---------
Diluted earnings per share                                 $    0.11                $    0.08
                                                           ---------                ---------
Weighted average shares and
 equivalent shares used to calculate
 earnings per share:

Basic                                                         27,690                   28,600
                                                           =========                =========

Diluted                                                       28,686                   29,820
                                                           =========                =========

See accompanying notes to condensed consolidated financial statements.


                                     3 of 11

                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)

                                                                      2000                    1999
                                                                    --------                --------
Cash flows from operating activities:
   Net income                                                       $  3,054                $  2,447
   Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation and amortization                                     2,965                   2,635
     Provision for doubtful accounts                                   1,128                   1,113
     Deferred income taxes                                               (23)                   (259)
     Non-cash stock contribution to 401(k) plan                           75                      --
     Changes in operating assets and liabilities,
     net of effects of acquisitions:
       Accounts receivable                                            (5,181)                 (1,832)
       Inventories                                                   (18,041)                (26,656)
       Accounts payable and accrued liabilities                        5,075                     583
       Other, net                                                     (7,634)                 (6,927)
                                                                    --------                --------
Net cash used in operating activities                                (18,582)                (28,896)
                                                                    --------                --------
Cash flows from investing activities:
   Business acquisitions, net of cash acquired                            --                 (17,544)
   Capital expenditures                                               (2,326)                 (1,302)
   Purchases of marketable securities                                     --                    (823)
                                                                    --------                --------
Net cash used in investing activities                                 (2,326)                (19,669)
                                                                    --------                --------
Cash flows from financing activities:
   Net borrowings under revolving credit agreement                    34,560                  47,900
   Net borrowings (repayments) of bank and other debt                 (4,231)                    230
   Net proceeds from issuances of common stock                            49                     218
   Common stock dividends                                               (696)                   (714)
   Acquisition of common stock                                        (9,376)                     --
                                                                    --------                --------
   Net cash provided by financing activities                          20,306                  47,634
                                                                    --------                --------
Net decrease in cash and cash equivalents                               (602)                   (931)
Cash and cash equivalents at beginning of period                       7,484                   7,249
                                                                    --------                --------
Cash and cash equivalents at end of period                          $  6,882                $  6,318
                                                                    ========                ========




See accompanying notes to condensed consolidated financial statements.


                                     4 of 11

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                    (Amounts in thousands, except share data)
                                   (Unaudited)

1. The condensed consolidated balance sheet as of December 31, 1999, which has been derived from the Company's audited financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation have been included in the condensed consolidated financial statements herein. As discussed in Note 6, amounts in the condensed consolidated statements of income and retained earnings and statements of cash flows have been restated in 1999 to include Dunhill Staffing Systems Inc. ("Dunhill") as continuing operations.

2. The results of operations for the quarter ended March 31, 2000, are not necessarily indicative of the results for the year ending December 31, 2000. The sale of the Company's products and services is seasonal with revenue generally increasing during the months of May through August.

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

4. Basic earnings per share is computed by dividing net income by the total weighted average shares outstanding. Diluted earnings per share additionally assumes, if dilutive, any added dilution from common stock equivalents. Shares used to calculate earnings per share for the three months ended March 31, 2000 and 1999 are as follows:

                                                  2000              1999
                                                  ----             -----
     Weighted average shares outstanding        27,690,468       28,600,139
     Dilutive stock options                        995,832        1,220,183
                                                ----------       ----------
     Shares for diluted earnings per share      28,686,300       29,820,322
                                                ==========       ==========

     Options outstanding which are not
     included in the calculation of diluted
     earnings per share because their
     impact is antidilutive                      2,397,799        1,737,000
                                                 =========        =========

5. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and changes in the value of available-for-sale securities at March 31, 2000 and 1999. The components of the Company's comprehensive income are as follows for the three months ended March 31, 2000 and 1999:

                                                      2000             1999
                                                      ----            -----
     Net income                                     $3,054           $2,447
     Unrealized holding losses on investments
         arising during the period net of
         income taxes                                  (80)            (607)
                                                    ------           -------
     Comprehensive income                           $2,974           $1,840
                                                    ======           ======


                                     5 of 11

6. In November 1997, the Company's Board of Directors approved a plan to dispose of its staffing service subsidiary, Dunhill. During the period in which it was reported as a discontinued operation, the Company did not receive any acceptable offers for Dunhill. Therefore, in 1999, the Company decided to retain Dunhill as part of its continuing operations and has accordingly restated operating results and net cash flows in 1999 to include Dunhill in continuing operations.

     Unaudited summarized financial information for the quarter that Dunhill was reported as a discontinued operation is as follows:

     Revenue                                        $13,006
     Operating profit                               $   248

7. During 1999, the Company completed the acquisition of six wholesale distributors of air conditioning and heating products and one staffing service franchise.

     Acquisitions have been accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the unaudited condensed consolidated statement of income and retained earnings beginning on their respective dates of acquisition.

     The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions occurred on January 1, 1999 is as follows for the three months ended March 31, 1999:

     Revenue                                        $269,460
     Net income                                     $  3,275
     Diluted earnings per share                     $   0.11

     The unaudited pro forma consolidated results of operations is not necessarily indicative of either the results of operations that would have occurred had the above companies been acquired on January 1, 1999 for the period presented or of future results of operations.

8. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of SFAS No. 133 on the Company's consolidated financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the extent of the Company's hedging activities, the type of hedging instruments used and the effectiveness of such instruments. The Company has not quantified the impact of adopting SFAS No. 133. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of FASB Statement 133 - an amendment to FASB Statement No. 133," which delayed the implementation date for SFAS 133 for one year to fiscal years beginning after June 15, 2000.


                                     6 of 11

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 VS. QUARTER ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

   The following table presents the Company's consolidated financial results for the three months ended March 31, 2000 and 1999, expressed as a percent of revenue:

                                                          2000          1999
                                                          ----          ----

Revenue                                                  100.0 %       100.0 %
Cost of sales                                            (76.4)        (76.5)
                                                         -----         -----
Gross profit                                              23.6          23.5
Selling, general and administrative expenses             (20.8)        (20.8)
                                                         -----         -----
Operating income                                           2.8           2.7
Interest expense, net                                     (1.1)         (1.2)
Income taxes                                              (0.6)         (0.6)
                                                         -----         -----
Net income                                                 1.1 %         0.9 %
                                                         =====         =====

   The above table and following narrative includes the results of operations acquired during 1999. These acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition. Data presented in the following narratives referring to "same-store basis" excludes the effects of operations acquired or locations opened and closed during the prior twelve months. Amounts in 1999 have been restated to include Dunhill in continuing operations.

   Revenue for the three months ended March 31, 2000 increased $26.0 million, or 10%, compared to the same period in 1999. On a same-store basis, revenue increased $16.8 million, or 7%. Such increase was primarily due to additional sales generated by expanded product lines of equipment in certain large markets and favorable industry conditions.

   Gross profit for the three months ended March 31, 2000 increased $6.2 million, or 10%, as compared to the same period in 1999, as a result of the aforementioned revenue increases. Gross profit margin in the first quarter increased to 23.6% in 2000 from 23.5% in 1999. On a same-store basis, gross profit increased $3.7 million, or 6% and gross profit margin decreased to 23.4% in 2000 from 23.5% in 1999.

   Selling, general and administrative expenses for the three months ended March 31, 2000 increased $5.3 million, or 10%, compared to the same period in 1999, primarily due to increased selling and delivery costs related to increased sales. Selling, general and administrative expenses as a percent of revenue remained unchanged at 20.8% in both 2000 and 1999. On a same-store basis, selling, general and administrative expenses increased $3.6 million, or 7%, primarily due to revenue increases. Selling, general and administrative expenses on a same-store basis as a percent of revenue increased to 20.7% in 2000 from 20.6% in 1999.

   Interest expense, net for the first quarter in 2000 decreased approximately $0.9 million, or 3%, compared to the same period in 1999, primarily due to lower average borrowings during the quarter, offset by a rise in interest rates.

   The effective tax rate was 37.2% for the three months ended March 31, 2000 and 1999.


                                     7 of 11

LIQUIDITY AND CAPITAL RESOURCES

   The Company maintains a bank-syndicated revolving credit agreement that provides for borrowings of up to $315.0 million, expiring on August 8, 2002. Borrowings under the unsecured agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement, which aggregated $189.6 million at March 31, 2000, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .5% at March 31, 2000). The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions.

   On January 31, 2000, the Company entered into a $125.0 million private placement shelf facility. The uncommitted loan facility provides the Company a source of long-term, fixed-rate financing as a complement to the variable rate borrowings available under its existing revolving credit facility. There were no outstanding borrowings under the agreement as of March 31, 2000.

   The Company's Board of Directors has authorized the repurchase, at management's discretion, of up to three million shares of the Company's stock in the open market or via private transactions. As of March 31, 2000, the Company had purchased approximately 2.3 million shares at a cost of approximately $24.0 million.

   Working capital increased to $319.7 million at March 31, 2000 from $292.3 million at December 31, 1999, primarily due to the Company's seasonal build-up of inventory in preparation for the spring and summer selling seasons. This increase was funded primarily by borrowings under the Company's revolving credit agreement.

   Cash and cash equivalents decreased $0.6 million during the first quarter of 2000. Principal sources of cash during the quarter were borrowings under the revolving credit agreement and profitable operations. The principal uses of cash were to fund working capital needs, the Company's repurchase of its common stock, and repayments of bank and other debt.

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

   At March 31, 2000, the Company had various interest rate swap agreements with an aggregate notional amount of $60 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a weighted average pay rate of 6.4%.


                                     8 of 11

SAFE HARBOR STATEMENT

    This quarterly report contains statements which, to the extent they are not historical fact, constitute "forward looking statements" under the securities laws, including statements regarding acquisitions, financing agreements and industry, demographic and other trends affecting the Company. All forward looking statements involve risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from those contemplated or projected, forecasted, estimated, budgeted, expressed or implied by or in such forward looking statements. The forward looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws.

   The Company's shareholders should also be aware that while the Company does, at various times, communicate with securities analysts, it is against the Company's policies to disclose to such analysts any material non-public information or other confidential information. Accordingly, our shareholders should not assume that the Company agrees with all statements or reports issued by such analysts. To the extent such statements or reports contain projections, forecasts or opinion by such analysts about our Company, such reports are not the responsibility of the Company.

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


                                     9 of 11

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           There have been no significant changes from the information reported in the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 31, 2000.

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Securities Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           a)    Exhibits

           10.14 Exhibit A-1 dated January 1, 2000 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad #

           27.   Financial Data Schedule (for SEC use only) #

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

                                                WATSCO, INC.
                                                ----------------------------
                                                (Registrant)

                                            By: /S/ BARRY S. LOGAN
                                                ----------------------------
                                                Barry S. Logan
                                                Vice President and Secretary
                                                (Chief Financial Officer)

May 9, 2000


                                    11 of 11

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------

 10.14 Exhibit A-1 dated January 1, 2000 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

  27               Financial Data Schedule