Form 10-Q
period 2000-06-30
WATSCO INC
filed 2000-08-15
CIK 105016

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

                  For the Quarterly Period Ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: shares 23,686,765 of the Company's Common Stock ($.50 par value), excluding treasury shares of 2,541,413 and 3,228,306 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of August 14, 2000.

PART I.  FINANCIAL INFORMATION

                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                      (In thousands, except per share data)

                                                                    June 30,            December 31,
                                                                      2000                  1999
                                                                  ----------             ----------
ASSETS                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                      $    7,858             $    7,484
   Accounts receivable, net                                          206,018                167,335
   Inventories                                                       251,079                222,853
   Other current assets                                               14,756                 17,397
                                                                  ----------             ----------
     Total current assets                                            479,711                415,069
                                                                  ----------             ----------
Property, plant and equipment, net                                    32,185                 31,427
Intangible assets, net                                               129,947                131,556
Other assets                                                          14,045                 10,854
                                                                  ----------             ----------
                                                                    $655,888               $588,906
                                                                    ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                       $    1,937              $   5,915
Accounts payable                                                     126,029                 89,997
   Accrued liabilities                                                30,844                 26,895
                                                                  ----------             ----------
     Total current liabilities                                       158,810                122,807
                                                                  ----------             ----------
Long-term obligations:
   Borrowings under revolving credit agreement                       183,310                155,000
Bank and other debt                                                    4,054                  4,415
                                                                  ----------             ----------
     Total long-term obligations                                     187,364                159,415
                                                                  ----------             ----------
Deferred income taxes and other liabilities                            4,897                  4,968
                                                                  ----------             ----------

Shareholders' equity:
   Common Stock, $.50 par value                                       13,092                 13,036
   Class B Common Stock, $.50 par value                                1,614                  1,591
   Paid-in capital                                                   203,144                202,106
   Unearned compensation related to
     outstanding restricted stock                                     (6,048)                (5,998)
   Unrealized loss on investments, net of tax                           (852)                  (669)
   Retained earnings                                                 120,262                105,971
   Treasury stock, at cost                                           (26,395)               (14,321)
                                                                  ----------             ----------
     Total shareholders' equity                                      304,817                301,716
                                                                  ----------             ----------
                                                                    $655,888               $588,906
                                                                  ==========             ==========

See accompanying notes to condensed consolidated financial statements.

                                    2 of 12

                                  WATSCO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               Quarter and Six Months Ended June 30, 2000 and 1999
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Quarter Ended        Six Months Ended
                                                              June 30,              June 30,
                                                       --------------------  ---------------------
                                                         2000        1999      2000         1999
                                                       --------    --------  --------     --------
Revenue                                               $ 370,832   $ 346,124  $ 657,176  $  606,507
Cost of sales                                           283,052     265,345    501,929     464,454
                                                      ---------   ---------  ---------  ----------
Gross profit                                             87,780      80,779    155,247     142,053
Selling, general and administrative expenses             64,467      58,914    123,896     113,029
                                                      ---------   ---------  ---------  ----------
Operating income                                         23,313      21,865     31,351      29,024
Interest expense, net                                     3,218       3,431      6,394       6,693
                                                      ---------   ---------  ---------  ----------
Income before income taxes                               20,095      18,434     24,957      22,331
Income taxes                                              7,475       6,857      9,284       8,307
                                                      ---------   ---------  ---------  ----------
Net income                                            $  12,620    $ 11,577  $  15,673   $  14,024
                                                      =========    ========  =========   =========

Basic earnings per share                                 $ 0.47     $ 0.40     $ 0.57       $ 0.49
                                                         ------     ------     ------       ------

Diluted earnings per share                               $ 0.45     $ 0.39     $ 0.55       $ 0.48
                                                         ------     ------     ------       ------

Weighted average shares and equivalent shares used to calculate earnings per share:

     Basic                                               26,940      28,704     27,315      28,652
                                                         ======      ======     ======      ======
     Diluted                                             28,325      29,580     28,476      29,554
                                                         ======      ======     ======      ======

See accompanying notes to condensed consolidated financial statements.

                                    3 of 12

                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)

                                                                       2000                        1999
                                                                    ----------                   ---------
Cash flows from operating activities:
   Net income                                                       $  15,673                    $  14,024
   Adjustments to reconcile net income to net cash used in
     operating activities:
   Depreciation and amortization                                        6,078                        5,438
   Provision for doubtful accounts                                      2,150                        1,948
   Deferred income taxes                                                  (60)                         (33)
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                                              (40,833)                     (37,666)
     Inventories                                                      (28,226)                     (35,298)
     Accounts payable and accrued liabilities                          40,124                       26,456
     Other, net                                                        (1,011)                       1,679
                                                                     ----------                  -----------
     Net cash used in operating activities                             (6,105)                     (23,452)
                                                                     ----------                  -----------
Cash flows from investing activities:
     Business acquisitions, net of cash acquired                            -                      (18,009)
     Capital expenditures, net                                         (4,615)                      (3,459)
     Purchases of marketable securities                                     -                       (1,042)
                                                                     ----------                  -----------
     Net cash used in investing activities                             (4,615)                     (22,510)
                                                                     ----------                  -----------
Cash flows from financing activities:
     Net borrowings under revolving credit agreement                   28,310                       45,700
     Borrowings  (repayments) of bank and other debt                   (4,339)                         486
     Net proceeds from issuances of common stock                          564                          644
     Common stock dividends                                            (1,367)                      (1,428)
     Acquisition of common stock                                      (12,074)                           -
                                                                     ----------                  ----------
     Net cash provided by financing activities                         11,094                       45,402
                                                                     ----------                  ----------
Net increase (decrease)  in cash and cash equivalents                     374                         (560)
Cash and cash equivalents at beginning of period                        7,484                        7,249
                                                                     ----------                  ----------
Cash and cash equivalents at end of period                           $  7,858                     $  6,689
                                                                     ========                     ========

See accompanying notes to condensed consolidated financial statements.

                                    4 of 12

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                        (In thousands, except share data)
                                   (Unaudited)


1. The condensed consolidated balance sheet as of December 31, 1999, which has been derived from the Company's audited financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation have been included in the condensed consolidated financial statements herein. As discussed in Note 6, amounts in the condensed consolidated statements of income and statements of cash flows have been restated in 1999 to include Dunhill Staffing Systems Inc. ("Dunhill") as continuing operations.

2. The results of operations for the quarter and six months ended June 30, 2000, are not necessarily indicative of the results for the year ending December 31, 2000. The sale of the Company's products and services is seasonal with revenue generally increasing during the months of May through August.

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

4. Basic earnings per share is computed by dividing net income by the total of the weighted average shares outstanding. Diluted earnings per share additionally assumes, if dilutive, any added dilution from common stock equivalents. Shares used to calculate earnings per share are as follows:

                                                              Quarter Ended           Six Months Ended
                                                                 June 30,                 June 30,
                                                        ------------------------  ----------------------
                                                           2000          1999         2000        1999
                                                        ----------    ----------   ----------   ----------
     Weighted average shares outstanding                26,940,397    28,703,641   27,315,433   28,652,176
     Dilutive stock options                              1,384,200       876,074    1,160,555      901,806
                                                        ----------    ----------   ----------   ----------
     Shares for diluted earnings per share              28,324,597    29,579,715   28,475,988   29,553,982
                                                        ==========    ==========   ==========   ==========

     Options outstanding which are not included in the
     calculation of diluted earnings per share because
     their impact is antidilutive                        2,547,378       291,025    2,499,628     676,513
                                                       ===========    ==========   ==========    ========

5. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and changes in the value of available-for-sale securities at June 30, 2000 and 1999. The components of the Company's comprehensive income are as follows for the quarter and six months ended June 30, 2000 and 1999:

                                    5 of 12

                                                              Quarter Ended           Six Months Ended
                                                                 June 30,                 June 30,
                                                         -----------------------    ----------------------
                                                            2000          1999        2000         1999
                                                         ---------     ---------    ---------    ---------
     Net income                                          $  12,620     $  11,577    $  15,673    $  14,024
     Unrealized holding gains (losses) on investments
      arising during the period, net of income taxes          (103)        3,612         (183)       3,005
                                                         ---------     ---------    ---------    ---------
     Comprehensive income                                $  12,517     $  15,189    $  15,490    $  17,029
                                                         =========     =========    =========    =========

6. In November 1997, the Company's Board of Directors approved a plan to dispose of its staffing service subsidiary, Dunhill. During the period in which it was reported as a discontinued operation, the Company did not receive any acceptable offers for Dunhill. Therefore, in 1999, the Company decided to retain Dunhill as part of its continuing operations and has accordingly restated operating results and net cash flows in 1999 to include Dunhill in continuing operations. Unaudited summarized financial information for the quarter and six month period that Dunhill was reported as a discontinued operation is as follows:

                                                   Quarter Ended          Six Months Ended
                                                   June 30, 1999           June 30, 1999
                                                   -------------          ----------------
     Revenue                                            $15,113               $28,119
     Operating profit                                   $   704               $   952

7. During 1999, the Company completed the acquisition of six wholesale distributors of air conditioning and heating products and one staffing service franchise. Acquisitions have been accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the unaudited condensed consolidated statement of income and retained earnings beginning on their respective dates of acquisition. The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions occurred on January 1, 1999 are as follows:

                                                       Quarter Ended            Six Months Ended
                                                       June 30, 1999              June 30, 1999
                                                       -------------              -------------
     Revenue                                             $ 358,010                  $ 627,470
     Net income                                          $  12,653                  $  15,928
     Diluted earnings per share                          $    0.42                  $    0.54

     The unaudited pro forma consolidated results of operations is not necessarily indicative of either the results of operations that would have occurred had the above companies been acquired on January 1, 1999 for the period presented or of future results of operations.

8. In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, the SEC issued SAB 101B to defer for six months the effective date of implementation of SAB 101. The Company is required to adopt SAB 101 in the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

9. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The impact of SFAS No. 133 on the Company's consolidated financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the extent of the Company's hedging

                                    6 of 12
     activities, the type of hedging instruments used and the effectiveness of such instruments. The Company has not quantified the impact of adopting SFAS No. 133. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of FASB Statement 133 - an amendment to FASB Statement No. 133," which delayed the implementation date for SFAS 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which includes additional guidance on specific transactions.

10. In September 1999, a lawsuit was filed in the Circuit Court for the First Judicial District of Jasper County, Mississippi against the Company and a group of companies now operating as a subsidiary of the Company, Kaufman Supply, Inc. ("Kaufman"), and an employee of Kaufman. The lawsuit pertains to a vehicle accident involving a Kaufman vehicle and three individuals who sustained significant injuries resulting from the accident. In the lawsuit, the plaintiffs allege that Kaufman and its employee are liable for damages resulting from their injuries and further allege that Kaufman and its employee were grossly negligent in the operation of the vehicle and seek unspecified actual and punitive damages. Based on discovery performed during recent months, the Company believes that plaintiffs in this action, may assert a significant claim during trial. Further discovery in this matter is currently on-going with a trial date set for October 2000. The Company intends to vigorously defend itself in this matter and has filed claims with its insurance carriers for any and all insurable losses under the liability policies in force at the time of the accident. At this time, due to the preliminary nature of the proceedings, the Company is unable to predict with any certainty as to whether an adverse judgment will be less than or exceed the Company's insurable limits.

     The Company is involved in other litigation incidental to the operation of its business and vigorously defends all matters in which the Company or its subsidiaries are named defendants.

     In the opinion of the Company, the ultimate liability associated with the legal matters described above will not materially affect the Company's financial position but could be material to the results of operations in any one accounting period.

11. Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation.

                                    7 of 12

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   The following table presents the Company's consolidated financial results for the quarter and six months ended June 30, 2000 and 1999, expressed as a percent of revenue:

                                                                  Quarter               Six Months
                                                               Ended June 30,          Ended June 30,
                                                           ---------------------    -------------------
                                                             2000         1999        2000       1999
                                                           --------      -------     -------     ------
Revenue                                                      100.0%       100.0%       100.0%     100.0%
Cost of sales                                                 76.3         76.7         76.4       76.6
                                                           -------       -------      -------   -------
Gross profit                                                  23.7         23.3         23.6       23.4
Selling, general and administrative expenses                  17.4         17.0         18.8       18.6
                                                           -------       -------      -------   -------
Operating income                                               6.3          6.3          4.8        4.8
Interest expense, net                                         (0.9)        (1.0)        (1.0)      (1.1)
Income taxes                                                  (2.0)        (2.0)        (1.4)      (1.4)
                                                           -------       -------      -------   -------
Net income                                                     3.4%         3.3%         2.4%       2.3%
                                                           =======      =======       ======    =======

   The above table and the following narratives include the results of operations acquired during 1999. These acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition. Data presented in the following narratives referring to "same-store basis" excludes the effects of operations acquired or locations opened and closed during the prior twelve months. Amounts in 1999 have been restated to include Dunhill in continuing operations.

QUARTER ENDED JUNE 30, 2000 VS. QUARTER ENDED JUNE 30, 1999

   Revenue for the three months ended June 30, 2000 increased $24.7 million, or 7%, compared to the same period in 1999. Such results were due to a same-store basis increase of $14.1 million, or 4%, driven by a 7% increase in the Company's residential and commercial air conditioning, refrigeration and heating product lines, offset in part, by a decrease in products sold by the manufactured housing operations.

   Gross profit for the three months ended June 30, 2000 increased $7.0 million, or 9%, as compared to the same period in 1999, primarily as a result of the aforementioned revenue increases. Gross profit margin in the second quarter increased to 23.7% in 2000 from 23.3% in 1999. Increases in gross profit margin are primarily attributable to enhanced focus on margins in certain markets and contribution from expanded vendor programs. On a same-store basis, gross profit increased $4.0 million, or 5%, and gross profit margin increased to 23.6% in 2000 from 23.4% in 1999.

   Selling, general and administrative expenses for the three months ended June 30, 2000 increased $5.6 million, or 9%, compared to the same period in 1999, primarily due to selling and delivery costs related to acquired companies and increased sales. Selling, general and administrative expenses as a percent of revenue increased to 17.4% in 2000 from 17.0% in 1999. Such increase was primarily due to the inability to leverage the fixed cost structures against the volatile sales demand experienced during the quarter in certain subsidiaries of the Company. On a same-store basis, selling, general and administrative expenses increased $3.7 million, or 6%, primarily due to revenue increases and the inability to leverage the fixed costs structures in the manufactured housing operations. Selling, general and administrative expenses on a same-store basis and as a percent of revenue increased to 17.3% in 2000 from 16.9% in 1999.

                                    8 of 12

   Interest expense, net for the second quarter in 2000 decreased $0.2 million, or 6%, compared to the same period in 1999, primarily due to lower average borrowings during the quarter, offset by a rise in interest rates.

   The effective tax rate for the three months ended June 30, 2000 and 1999 was 37.2%.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

   Revenue for the six months ended June 30, 2000 increased $50.7 million, or 8%, compared to the same period in 1999. Such results were due to a same-store basis increase of $31.0 million, or 5% driven by an 8% increase in the Company's residential and commercial air conditioning, refrigeration and heating product lines, offset in part by a decrease in products sold by the manufactured housing operations.

   Gross profit for the six months ended June 30, 2000 increased $13.2 million, or 9%, as compared to the same period in 1999, primarily as a result of the aforementioned revenue increases. Gross profit margin for the six-month period increased to 23.6% in 2000 from 23.4% in 1999. On same-store basis, gross profit increased $7.7 million, or 6%, while gross profit margin increased to 23.5% in 2000 from 23.4% in 1999.

   Selling, general and administrative expenses for the six months ended June 30, 2000 increased $10.9 million, or 10%, compared to the same period in 1999, primarily due to higher selling and delivery costs related to acquired companies and increased sales. Selling, general and administrative expenses as a percent of revenue increased to 18.8% in 2000 from 18.6% in 1999. On same-store basis, selling, general and administrative expenses increased $7.2 million, or 6%, primarily due to revenue increases and the inability to leverage the fixed costs structures in the manufactured housing operations.

   Interest expense, net for the six months ended June 30, 2000 decreased $0.3 million, or 4%, compared to the same period in 1999, primarily due to lower average borrowings during the period, offset by a rise in interest rates.

   The effective tax rate for the six months ended June 30, 2000 and 1999 was 37.2%.

Liquidity and Capital Resources

   The Company maintains a bank-syndicated revolving credit agreement that provides for borrowings of up to $315.0 million, expiring on August 8, 2002. Borrowings under the unsecured agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement, which aggregated $183.3 million at June 30, 2000, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .6% at June 30, 2000). The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. The Company was in compliance with all covenants at June 30, 2000.

   On January 31, 2000, the Company entered into a $125.0 million private placement shelf facility. The uncommitted loan facility provides the Company a source of long-term, fixed-rate financing as a complement to the variable rate borrowings available under its existing revolving credit facility. There were no outstanding borrowings under the agreement as of June 30, 2000.

   The Company's Board of Directors has authorized the repurchase, at management's discretion, of up to 3.0 million shares of the Company's stock in the open market or via private transactions. As of June 30, 2000, the Company had approximately 2.5 million shares at a cost of $26.4 million.

   Working capital increased to $320.9 million at June 30, 2000 from $292.3 million at December 31, 1999 primarily due to the Company's seasonal build-up of inventory in preparation for the summer selling season. This increase was funded primarily by borrowings under the Company's revolving credit agreement.

   Cash and cash equivalents increased $0.4 million during the six month period ended June 30, 2000. The revolving credit agreement provided the principal source of cash during the period. The principal uses of

                                    9 of 12
cash were seasonal working capital needs, acquisition of the Company's common stock, repayments of bank and other debt, and capital expenditures.

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

Quantitative and Qualitative Disclosures about Market Risk

   The Company's primary market risk exposure consists of interest rate risk. The Company's objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company uses interest rate swaps to manage its net exposure to interest rate changes to its borrowings. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described below are non-trading.

   At June 30, 2000, the Company had various interest rate swap agreements with an aggregate notional amount of $60.0 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a weighted average pay rate of 6.4%.

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

   The Company's shareholders should also be aware that while the Company does, at various times, communicate with securities analysts, it is against the Company's policies to disclose to such analysts any material non-public information or other confidential information. Accordingly, our shareholders should not assume that the Company agrees with all statements or reports issued by such analysts. To the extent statements or reports issued by analysts contain projections, forecasts or opinions by such analysts about our Company, such reports are not the responsibility of the Company.

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

                                    10 of 12

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           In September 1999, a lawsuit was filed in the Circuit Court for the First Judicial District of Jasper County, Mississippi against the Company and a group of companies now operating as a subsidiary of the Company, Kaufman Supply, Inc. ("Kaufman"), and an employee of Kaufman. The lawsuit pertains to a vehicle accident involving a Kaufman vehicle and three individuals who sustained significant injuries resulting from the accident. In the lawsuit, the plaintiffs allege that Kaufman and its employee are liable for damages resulting from their injuries and further allege that Kaufman and its employee were grossly negligent in the operation of the vehicle and seek unspecified actual and punitive damages. Based on discovery performed during recent months, the Company believes that plaintiffs in this action, may assert a significant claim during trial. Further discovery in this matter is currently on-going with a trial date set for October 2000. The Company intends to vigorously defend itself in this matter and has filed claims with its insurance carriers for any and all insurable losses under the liability policies in force at the time of the accident. At this time, due to the preliminary nature of the proceedings, the Company is unable to predict with any certainty as to whether an adverse judgment will be less than or exceed the Company's insurable limits.

           The Company is involved in other litigation incidental to the operation of its business and vigorously defends all matters in which the Company or its subsidiaries are named defendants.

           In the opinion of the Company, the ultimate liability associated with the legal matters described above will not materially affect the Company's financial position but could be material to the results of operations in any one accounting period.

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Securities Holders

          (a) The Company's 2000 Annual Meeting of Shareholders was held on June 5, 2000.

          (b) The Company's management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. The following nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders as follows:

                                                      For           Withheld
                                                    ---------       ---------
                  Common Stock
                           Alan H. Potamkin         17,927,171      1,141,167
                  Class B Common Stock
                           Roberto Motta            29,997,840         78,500
                           Ira Harris               29,920,350        155,990

          (c) A proposal was voted upon at the Annual Meeting of Shareholders to ratify the action of the Board of Directors amending the Company's Second Amended and Restated 1991 Stock Option Plan.

               The combined vote of the Company's Common Stock and Class B Common Stock was as follows:

                           For                                48,663,474
                           Against                               147,321
                           Withheld                              333,883

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





                                                  WATSCO, INC.
                                                  --------------------------
                                                  (Registrant)

                                              By: /s/ Barry S. Logan
                                                  Barry S. Logan
                                                  Vice President and Secretary
                                                  (Chief Financial Officer)

August 14, 2000



                                    12 of 12