Form 10-Q
period 2000-09-30
WATSCO INC
filed 2000-11-14
CIK 105016

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

                For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 23,402,119 shares of the Company's Common Stock ($.50 par value), excluding treasury shares of 2,901,613 and 3,171,406 shares of the Company's Class B Common Stock ($.50 par value) were outstanding as of November 14, 2000.

================================================================================

                                    1 of 14

PART I.  FINANCIAL INFORMATION

                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                      (In thousands, except per share data)

                                                 September 30,   December 31,
                                                     2000            1999
                                                 -------------   ------------
ASSETS                                            (Unaudited)
Current assets:
   Cash and cash equivalents                       $   7,894      $   7,484
   Accounts receivable, net                          195,331        167,335
   Inventories                                       245,557        222,853
   Other current assets                               15,345         17,397
                                                   ---------      ---------
     Total current assets                            464,127        415,069

Property, plant and equipment, net                    31,400         31,427
Intangible assets, net                               129,319        131,556
Other assets                                          14,816         10,854
                                                   ---------      ---------
                                                   $ 639,662      $ 588,906
                                                   =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations        $   1,925      $   5,915
   Accounts payable                                  108,142         89,997
   Accrued liabilities                                28,939         26,895
                                                   ---------      ---------
     Total current liabilities                       139,006        122,807
                                                   ---------      ---------
Long-term obligations:
   Borrowings under revolving credit agreement       177,500        155,000
   Bank and other debt                                 3,170          4,415
                                                   ---------      ---------
     Total long-term obligations                     180,670        159,415
                                                   ---------      ---------
Deferred income taxes and other liabilities            4,887          4,968
                                                   ---------      ---------
Shareholders' equity:
   Common Stock, $.50 par value                       13,119         13,036
   Class B Common Stock, $.50 par value                1,613          1,591
   Paid-in capital                                   203,585        202,106
   Unearned compensation related to
     outstanding restricted stock                     (5,939)        (5,998)
   Unrealized loss on investments, net of tax         (1,105)          (669)
   Retained earnings                                 131,482        105,971
   Treasury stock, at cost                           (27,656)       (14,321)
                                                   ---------      ---------
     Total shareholders' equity                      315,099        301,716
                                                   ---------      ---------
                                                   $ 639,662      $ 588,906
                                                   =========      =========

See accompanying notes to condensed consolidated financial statements.

                                    2 of 14

                                  WATSCO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            Quarter and Nine Months Ended September 30, 2000 and 1999
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Quarter Ended              Nine Months Ended
                                                        September 30,                September 30,
                                                  -------------------------     -------------------------
                                                     2000           1999           2000           1999
                                                  ----------     ----------     ----------     ----------
Revenue                                           $  360,633     $  349,355     $1,017,809     $  955,862
Cost of sales                                        275,288        268,652        777,217        733,106
                                                  ----------     ----------     ----------     ----------
Gross profit                                          85,345         80,703        240,592        222,756
Selling, general and administrative expenses          62,952         58,337        186,848        171,366
                                                  ----------     ----------     ----------     ----------
Operating income                                      22,393         22,366         53,744         51,390
Interest expense, net                                  3,424          3,508          9,818         10,201
                                                  ----------     ----------     ----------     ----------
Income before income taxes                            18,969         18,858         43,926         41,189
Income taxes                                           7,056          7,056         16,340         15,363
                                                  ----------     ----------     ----------     ----------
Net income                                        $   11,913     $   11,802     $   27,586     $   25,826
                                                  ==========     ==========     ==========     ==========
Basic earnings per share                          $     0.45     $     0.41     $     1.03     $     0.90
                                                  ==========     ==========     ==========     ==========
Diluted earnings per share                        $     0.43     $     0.40     $     0.99     $     0.87
                                                  ==========     ==========     ==========     ==========
Weighted average shares and equivalent shares
     used to calculate earnings per share:

     Basic                                            26,426         28,748         26,707         28,684
                                                  ==========     ==========     ==========     ==========
     Diluted                                          27,748         29,759         27,962         29,785
                                                  ==========     ==========     ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                                    3 of 14

                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2000 and 1999
                                 (In thousands)
                                   (Unaudited)

                                                                 2000          1999
                                                               --------      --------
Cash flows from operating activities:
   Net income                                                  $ 27,586      $ 25,826
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                  9,129         8,243
   Provision for doubtful accounts                                2,649         2,240
   Deferred income taxes                                            338           329
   Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable                                        (30,262)      (34,454)
     Inventories                                                (22,228)      (12,834)
     Accounts payable and accrued liabilities                    20,069        14,053
     Other, net                                                  (1,519)          559
                                                               --------      --------
     Net cash provided by operating activities                    5,762         3,962
                                                               --------      --------
Cash flows from investing activities:
   Business acquisitions, net of cash acquired                   (3,065)      (18,321)
   Capital expenditures, net                                     (5,858)       (4,736)
   Purchases of marketable securities                                --        (1,042)
   Proceeds for the sale of marketable securities                    --        17,596
                                                               --------      --------
     Net cash used in investing activities                       (8,923)       (6,503)
                                                               --------      --------
Cash flows from financing activities:
   Net borrowings under revolving credit agreement               22,500         3,000
   Borrowings (repayments) of bank and other debt, net           (5,235)          353
   Net proceeds from issuances of common stock                    1,003         1,135
   Common stock dividends                                        (2,055)       (2,147)
   Repurchase of common stock                                   (12,642)           --
                                                               --------      --------
     Net cash provided by financing activities                    3,571         2,341
                                                               --------      --------
Net increase (decrease) in cash and cash equivalents                410          (200)
Cash and cash equivalents at beginning of period                  7,484         7,249
                                                               --------      --------
Cash and cash equivalents at end of period                     $  7,894      $  7,049
                                                               ========      ========

See accompanying notes to condensed consolidated financial statements.

                                    4 of 14

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                        (In thousands, except share data)
                                   (Unaudited)

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

2. The results of operations for the quarter and nine months ended September 30, 2000, are not necessarily indicative of the results for the year ending December 31, 2000. The sale of the Company's products and services is seasonal with revenue generally increasing during the months of May through August.

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

4. Basic earnings per share is computed by dividing net income by the total weighted average shares outstanding. Diluted earnings per share additionally assumes, if dilutive, any added dilution from common stock equivalents. Shares used to calculate earnings per share are as follows:

                                                                 Quarter Ended               Nine Months Ended
                                                                 September 30,                 September 30,
                                                           -------------------------     -------------------------
                                                              2000           1999           2000           1999
                                                           ----------     ----------     ----------     ----------
         Weighted average shares outstanding               26,425,616     28,747,918     26,707,331     28,684,441
         Dilutive stock options and
         restricted shares of common stock                  1,322,073      1,011,554      1,254,773      1,100,830
                                                           ----------     ----------     ----------     ----------
         Shares for diluted earnings per share             27,747,689     29,759,472     27,962,104     29,785,271
                                                           ==========     ==========     ==========     ==========
         Stock options and restricted shares of
         common stock outstanding which are not
         included in the calculation of diluted
         earnings per share because their impact
         is antidilutive                                    2,848,998      1,806,150      2,867,301      1,278,058
                                                           ==========     ==========     ==========     ==========

5. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and changes in the value of available-for-sale securities. The components of the Company's comprehensive income are as follows for the quarter and nine months ended September 30, 2000 and 1999:

                                    5 of 14

                                                                   Quarter Ended             Nine Months Ended
                                                                   September 30,               September 30,
                                                              ----------------------      ----------------------
                                                                2000          1999          2000          1999
                                                              --------      --------      --------      --------
         Net income                                           $ 11,913      $ 11,802      $ 27,586      $ 25,826
         Unrealized holding gains (losses) on investments
                   arising during the period, net of
                   income tax (expense) benefit of $150,
                   $243, $258, and ($1,546), respectively         (253)         (407)         (436)        2,598
                                                              --------      --------      --------      --------
         Comprehensive income                                 $ 11,660      $ 11,395      $ 27,150      $ 28,424
                                                              ========      ========      ========      ========

6. In November 1997, the Company's Board of Directors approved a plan to dispose of its staffing service subsidiary, Dunhill. During the period in which it was reported as a discontinued operation, the Company did not receive any acceptable offers for Dunhill. Therefore, in 1999, the Company decided to retain Dunhill as part of its continuing operations and has accordingly restated operating results and net cash flows in 1999 to include Dunhill in continuing operations. Unaudited summarized financial information for the quarter and nine month period that Dunhill was reported as a discontinued operation is as follows:

                                      Quarter Ended          Nine Months Ended
                                   September 30, 1999       September 30, 1999
                                   ------------------       ------------------
         Revenue                         $16,299                  $44,418
         Operating profit                $   652                  $ 1,604

7. During 2000 and 1999, the Company completed the acquisition of various wholesale distributors and one staffing service franchise. Acquisitions have been accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the unaudited condensed consolidated statements of income beginning on their respective dates of acquisition. The Company's unaudited pro forma consolidated results of operations assuming all significant acquisitions occurred on January 1, 1999 are as follows:

                                          Quarter Ended        Nine Months Ended
                                        September 30, 1999    September 30, 1999
                                        ------------------    ------------------
         Revenue                            $ 360,724              $ 988,194
         Net income                         $  12,412              $  28,340
         Diluted earnings per share         $    0.41              $    0.94

         The unaudited pro forma consolidated results of operations is not necessarily indicative of either the results of operations that would have occurred had the above companies been acquired on January 1, 1999 for the period presented or of future results of operations.

8. In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

9. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in derivatives'

                                    6 of 14
         fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of FASB Statement 133 - an amendment to FASB Statement No. 133," which delayed the implementation date for SFAS 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which includes additional guidance on specific transactions. The impact of SFAS No. 133 on the Company's consolidated financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the extent of the Company's hedging activities, the type of hedging instruments used and the effectiveness of such instruments. The Company has not quantified the impact of adopting SFAS No. 133.

10. In September 1999, a lawsuit was filed in the Circuit Court for the First Judicial District of Jasper County, Mississippi against the Company and a group of companies now operating as a subsidiary of the Company, Kaufman Supply, Inc. ("Kaufman"), and an employee of Kaufman. The lawsuit pertains to a vehicle accident involving a Kaufman vehicle and three individuals who sustained injuries resulting from the accident (the "Robertson Claim"). In the lawsuit, the plaintiffs allege that Kaufman and its employee are liable for damages resulting from their injuries and further allege that Kaufman and its employee were grossly negligent in the operation of the vehicle and seek unspecified actual and punitive damages. The Company and Kaufman have filed claims with its insurance carriers seeking coverage under policies in force at the time of the accident with aggregate combined limits of $32 million.

         In September 2000, a lawsuit was filed in the Circuit Court of the Eleventh Judicial Circuit of Miami-Dade County, Florida by the Company's excess insurance company, National Union Insurance Company of Pittsburgh, Pennsylvania ("National Union"), against the Company and Kaufman. The lawsuit seeks declaratory relief pertaining to a $20 million excess insurance policy issued by National Union (the "Watsco Umbrella Policy"). The lawsuit is in its early stages of discovery. The Company intends to vigorously defend itself in order to perfect additional insurance coverage for the Robertson Claim.

         In addition, although the Company and Kaufman have not been served with a formal lawsuit, the plaintiffs in the Robertson Claim have indicated that they intend to file a declaratory action against National Union, the Company and Kaufman in the State of Mississippi seeking a determination that coverage is available under the Watsco Umbrella Policy.

         Based on discovery performed to date, the Company believes that plaintiffs in the Robertson Claim may assert a significant claim for damages during trial. Further discovery in this matter is currently on-going with a trial date set for January 2001. The Company intends to vigorously defend itself in the Robertson Claim. At this time, due to the preliminary nature of the above proceedings, the Company is unable to predict with any certainty as to whether an adverse judgment will be less than or exceed the Company's insurable limits.

         In the opinion of the Company, based on advice from its litigation counsel, the ultimate liability associated with the Robertson Claim described above will not materially affect the Company's financial position but could be material to the results of operations in any one accounting period.

11. In October 2000, the Company executed a non-binding letter of intent to acquire S.W. Anderson Sales Corporation, a $40 million distributor of heating, air conditioning and insulation products. Closing of the transaction is subject to the completion of due diligence, the execution of a definitive agreement and other conditions.

12. Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation.

                                    7 of 14

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   The following table presents the Company's consolidated financial results for the quarter and nine months ended September 30, 2000 and 1999, expressed as a percent of revenue:

                                                           Quarter              Nine Months
                                                    Ended September 30,     Ended September 30,
                                                    -------------------     -------------------
                                                     2000        1999        2000        1999
                                                    ------      ------      ------      ------
Revenue                                             100.0%      100.0%      100.0%      100.0%
Cost of sales                                        76.3        76.9        76.4        76.7
                                                    -----       -----       -----       -----
Gross profit                                         23.7        23.1        23.6        23.3
Selling, general and administrative expenses         17.5        16.7        18.3        17.9
                                                    -----       -----       -----       -----
Operating income                                      6.2         6.4         5.3         5.4
Interest expense, net                                 0.9         1.0         1.0         1.1
Income taxes                                          2.0         2.0         1.6         1.6
                                                    -----       -----       -----       -----
Net income                                            3.3%        3.4%        2.7%        2.7%
                                                    =====       =====       =====       =====

         The above table and the following narratives include the results of operations acquired during 2000 and 1999. These acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition. Data presented in the following narratives referring to "same-store basis" excludes the effects of operations acquired or locations opened and closed during the prior twelve months. Amounts in 1999 have been restated to include Dunhill in continuing operations.

QUARTER ENDED SEPTEMBER 30, 2000 VS. QUARTER ENDED SEPTEMBER 30, 1999

         Revenue for the three months ended September 30, 2000 increased $11.3 million, or 3%, compared to the same period in 1999. On a same-store basis, revenue increased $6.7 million, or 2%, driven by a 4% increase in the Company's residential and commercial air conditioning, refrigeration and heating product lines offset, in part, by a decrease in sales of manufactured housing products.

         Gross profit for the three months ended September 30, 2000 increased $4.6 million, or 6%, as compared to the same period in 1999, primarily as a result of the aforementioned revenue increases. Gross profit margin in the third quarter increased to 23.7% in 2000 from 23.1% in 1999. Increases in gross profit margin are primarily attributable to enhanced focus on margins in certain markets and contribution from expanded vendor programs. On a same-store basis, gross profit increased $2.5 million, or 3%, and gross profit margin increased to 23.5% in 2000 from 23.2% in 1999.

         Selling, general and administrative expenses for the three months ended September 30, 2000 increased $4.6 million, or 8%, compared to the same period in 1999, primarily due to selling, general and administrative expenses added by acquired companies and from increased sales. Selling, general and administrative expenses as a percent of revenue increased to 17.5% in 2000 from 16.7% in 1999. Such increase was primarily due to the inability to leverage the fixed cost structures against the lower than expected sale demand during the quarter in the manufacturing housing segment and due to additional costs incurred to support expanded product lines and to close or integrate unprofitable locations. On a same-store basis, selling, general and administrative expenses increased $3.9 million, or 7%, and as a percent of revenue increased to 17.4% in 2000 from 16.6% in 1999.

                                    8 of 14

         Interest expense, net for the third quarter in 2000 decreased $0.1 million, or 2%, compared to the same period in 1999, primarily due to lower average borrowings during the quarter, offset by a rise in interest rates.

         The effective tax rate for the three months ended September 30, 2000 and 1999 was 37.2% and 37.4%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenue for the nine months ended September 30, 2000 increased $61.9 million, or 7%, compared to the same period in 1999. On a same-store basis, revenue increased $41.2 million, or 4% driven by a 7% increase in the Company's residential and commercial air conditioning, refrigeration and heating product lines offset, in part, by a decrease in sales of manufactured housing products.

         Gross profit for the nine months ended September 30, 2000 increased $17.8 million, or 8%, as compared to the same period in 1999, primarily as a result of the aforementioned revenue increases. Gross profit margin for the nine-month period increased to 23.6% in 2000 from 23.3% in 1999. Increases in gross profit margin are primarily attributable to enhanced focus on margins in certain markets and contribution from expanded vendor programs. On same-store basis, gross profit increased $10.9 million, or 5%, while gross profit margin increased to 23.5% in 2000 from 23.4% in 1999.

         Selling, general and administrative expenses for the nine months ended September 30, 2000 increased $15.5 million, or 9%, compared to the same period in 1999, primarily due to higher selling, general and administrative expenses added by acquired companies and from increased sales. Selling, general and administrative expenses as a percent of revenue increased to 18.3% in 2000 from 17.9% in 1999. Such increase was primarily due to the inability to leverage the fixed cost structures against the lower than expected sale demand during the nine-months ended September 30, 2000 in the manufacturing housing segment and due to additional costs incurred to support expanded product lines and to close or integrate unprofitable locations. On a same-store basis, selling, general and administrative expenses increased $11.8 million, or 7% and as a percent of revenues increased to 18.3% from 17.8% in 1999.

         Interest expense, net for the nine months ended September 30, 2000 decreased $0.4 million, or 4%, compared to the same period in 1999, primarily due to lower average borrowings during the period, offset by a rise in interest rates.

         The effective tax rate for the nine months ended September 30, 2000 and 1999 was 37.2% and 37.3%, respectively.

Liquidity and Capital Resources

         The Company maintains a bank-syndicated revolving credit agreement that provides for borrowings of up to $315.0 million, expiring on August 8, 2002. Borrowings under the unsecured agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement, which aggregated $177.5 million at September 30, 2000, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .6% at September 30, 2000). The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. The Company was in compliance with all covenants at September 30, 2000.

         On January 31, 2000, the Company entered into a $125.0 million private placement shelf facility. The uncommitted loan facility provides the Company a source of long-term, fixed-rate financing as a complement to the variable rate borrowings available under its existing revolving credit facility. There were no outstanding borrowings under the agreement as of September 30, 2000.

         The Company's Board of Directors has authorized the repurchase of shares of the Company's stock, at management's discretion, in the open market or via private transactions. In September 2000, the Board of

                                    9 of 14

Directors authorized the repurchase of an additional 1.5 million shares bringing the total authorization to 4.5 million shares. As of September 30, 2000, the Company had repurchased approximately 2.7 million shares at a cost of $27.7 million.

         Working capital increased to $325.1 million at September 30, 2000 from $292.3 million at December 31, 1999 primarily due to the Company's seasonal build-up of inventory in preparation for the summer selling season. This increase was funded primarily by borrowings under the Company's revolving credit agreement.

         Cash and cash equivalents increased $0.4 million during the nine month period ended September 30, 2000. The revolving credit agreement provided the principal source of cash during the period. The principal uses of cash were seasonal working capital needs, acquisition of the Company's common stock, capital expenditures and repayments of bank and other debt.

         The Company has adequate availability of capital from operations and its revolving credit agreement to fund present operations and anticipated growth, including expansion in its current and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates; the Company currently has no binding agreement with respect to any acquisition candidate. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

         In October 2000, the Company executed a non-binding letter of intent to acquire S.W. Anderson Sales Corporation, a $40 million distributor of heating, air conditioning and insulation products. Closing of the transaction is subject to the completion of due diligence, the execution of a definitive agreement and other conditions.

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

         At September 30, 2000, the Company had various interest rate swap agreements with an aggregate notional amount of $60.0 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a weighted average pay rate of 6.4%.

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

                                    10 of 14

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

                                    11 of 14

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In September 1999, a lawsuit was filed in the Circuit Court for the First Judicial District of Jasper County, Mississippi against the Company and a group of companies now operating as a subsidiary of the Company, Kaufman Supply, Inc. ("Kaufman"), and an employee of Kaufman. The lawsuit pertains to a vehicle accident involving a Kaufman vehicle and three individuals who sustained injuries resulting from the accident (the "Robertson Claim"). In the lawsuit, the plaintiffs allege that Kaufman and its employee are liable for damages resulting from their injuries and further allege that Kaufman and its employee were grossly negligent in the operation of the vehicle and seek unspecified actual and punitive damages. The Company and Kaufman have filed claims with its insurance carriers seeking coverage under policies in force at the time of the accident with aggregate combined limits of $32 million.

         In September 2000, a lawsuit was filed in the Circuit Court of the Eleventh Judicial Circuit of Miami-Dade County, Florida by the Company's excess insurance company, National Union Insurance Company of Pittsburgh, Pennsylvania ("National Union"), against the Company and Kaufman. The lawsuit seeks declaratory relief pertaining to a $20 million excess insurance policy issued by National Union (the "Watsco Umbrella Policy"). The lawsuit is in its early stages of discovery. The Company intends to vigorously defend itself in order to perfect additional insurance coverage for the Robertson Claim.

         In addition, although the Company and Kaufman have not been served with a formal lawsuit, the plaintiffs in the Robertson Claim have indicated that they intend to file a declaratory action against National Union, the Company and Kaufman in the State of Mississippi seeking a determination that coverage is available under the Watsco Umbrella Policy.

         Based on discovery performed to date, the Company believes that plaintiffs in the Robertson Claim may assert a significant claim for damages during trial. Further discovery in this matter is currently on-going with a trial date set for January 2001. The Company intends to vigorously defend itself in the Robertson Claim. At this time, due to the preliminary nature of the above proceedings, the Company is unable to predict with any certainty as to whether an adverse judgment will be less than or exceed the Company's insurable limits.

         In the opinion of the Company, based on advice from its litigation counsel, the ultimate liability associated with the Robertson Claim described above will not materially affect the Company's financial position but could be material to the results of operations in any one accounting period.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Securities Holders

         None

                                    12 of 14

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

                                              WATSCO, INC.
                                              --------------------------
                                              (Registrant)

                                          By: /s/ Barry S. Logan
                                              --------------------------
                                              Barry S. Logan
                                              Vice President and Secretary
                                              (Chief Financial Officer)

November 14, 2000

                                    14 of 14

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

  27              Financial Data Schedule