Form 10-K405
period 2000-12-31
WATSCO INC
filed 2001-04-02
CIK 105016

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    _X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

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

       Registrant's telephone number, including area code: (305) 714-4100

           Securities Registered Pursuant to Section 12(b) of the Act:

           Title of each class         Name of each exchange on which registered
           --------------------        -----------------------------------------

     Common Stock, $.50 par value               New York Stock Exchange
     Class B Common Stock, $.50 par value       American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. _X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 2001 was approximately $266 million.

The number of shares of common stock outstanding as of March 23, 2001 was 23,360,922 shares of Common Stock, excluding treasury shares of 3,118,150, and 3,296,606 shares of Class B Common Stock, excluding treasury shares of 48,263.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2000, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12 and
13) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

                                  WATSCO, INC.

                                ----------------

                             Index to Annual Report
                                  on Form 10-K
                          Year Ended December 31, 2000

     PART I                                                                                 Page
                                                                                            ----

     Item 1.    Business                                                                       3

     Item 2.    Properties                                                                     7

     Item 3.    Legal Proceedings                                                              8

     Item 4.    Submission of Matters to a Vote of Security Holders                            8


     PART II

     Item 5.    Market for the Registrant's Common Equity and Related Stockholder              8
                Matters

     Item 6.    Selected Consolidated Financial Data                                           8

     Item 7.    Management's Discussion and Analysis of Financial Condition and                8
                Results of Operations

     Item 7A.   Qualitative and Quantitative Disclosures about Market Risk                     8

     Item 8.    Consolidated Financial Statements and Supplementary Data                       8

     Item 9.    Changes in and Disagreements with Accountants on Accounting and                9
                Financial Disclosure

     PART III                                                                                  9

     PART IV

     Item 14.   Exhibits, Consolidated Financial Statement Schedules and
                Reports on Form 8-K                                                            9

                                     PART I


This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's business and acquisition strategies, (ii) potential acquisitions by the Company,
(iii) the Company's financing plans and (iv) industry, demographic and other trends affecting the Company's financial condition or results of operations. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of several factors, including general economic conditions, prevailing interest rates, competitive factors and the ability of the Company to continue to implement its business and acquisition strategies. In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire.

ITEM 1. BUSINESS

General

Watsco, Inc. (the "Registrant" or the "Company") was incorporated in 1956 and is the largest distributor of air conditioning, heating, and refrigeration equipment and related parts and supplies ("HVAC") in the United States. The Company's revenue has increased from $80 million in 1989 to over $1.3 billion in 2000. The Company's distribution network operates from 300 locations in 30 states. The Company also owns Dunhill Staffing Systems, Inc. ("Dunhill"), a national temporary staffing and permanent employment services business, which represents 5% of the Company's total revenue.

The Company's principal executive offices are located at 2665 South Bayshore Drive, Suite 901, Coconut Grove, Florida 33133, and its telephone number is
(305) 714-4100. The Company's corporate website is www.watsco.com, and e-mail may be sent to the Company at mweber@watsco.com.

Residential Central Air Conditioning, Heating and Refrigeration Industry

According to the Air Conditioning and Refrigeration Institute ("ARI"), the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the U.S. is approximately $20 billion with unitary equipment shipments having grown at an annual rate of 6% since 1990. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the U.S. each year. These companies are: Carrier Corporation ("Carrier"), a subsidiary of United Technologies Corporation, Goodman Manufacturing Corporation, Rheem Manufacturing Company ("Rheem"), American Standard Companies Inc. ("American Standard"), York International Corporation ("York"), Lennox International, Inc. and Nordyne Corporation ("Nordyne"), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for the consumer.

Residential central air conditioning and heating equipment is sold to both the replacement and the homebuilding (including manufactured housing) markets. The replacement market has increased substantially in size and importance over the past ten years as a result of the aging of the installed base of residential central air conditioners, the introduction of new energy efficient models and the upgrading of existing homes to central air conditioning. According to industry data, over 120 million central air conditioning units and warm air gas furnaces have been installed in the United States in the past 20 years. Many units installed from the mid-1970s to the mid-1980s have reached the end of their useful lives, thus providing a growing and substantial replacement market. The mechanical life of this equipment varies by region due to usage and is estimated to range from 8 to 20 years.

The Company also sells products to the refrigeration market. Such products include condensing units, compressors, evaporators, valves, walk-in coolers and ice machines for industrial and commercial applications. The Company distributes products manufactured by Copeland Compressor Corporation, a subsidiary of Emerson Electric Co., Tecumseh Products Company, and The Manitowoc Company, Inc.

Business Strategy

The Company's business strategy includes five primary concepts: (i) implement programs to build market share in existing markets, (ii) complete strategic acquisitions to expand in existing markets or to extend the Company's geographic reach into new markets, (iii) leverage the Company's existing infrastructure by obtaining new or expanded territories from the grant of distribution rights by manufacturers, (iv) over a long-term horizon, implement an e-commerce strategy to improve the level and efficiency of service to existing customers and (v) implement initiatives to streamline operations and reduce the cost structures of acquired businesses.

STRATEGY IN EXISTING MARKETS The Company's strategy for growth in existing markets focuses on satisfying the needs of the higher growth, higher margin replacement market, where customers generally demand immediate, convenient and reliable service. In response to this need, the Company's focus is to (i) offer expansive product lines, including all equipment, parts and supplies necessary to install or repair a central air conditioner, furnace or refrigeration system,
(ii) maintain multiple warehouse locations in a single metropolitan market for increased customer convenience, (iii) maintain well-stocked inventories to ensure that customer orders are filled in a timely manner, (iv) provide a high degree of technical expertise at the point of sale and (v) develop e-commerce initiatives to further enhance customer service capabilities. The Company believes these concepts provide a competitive advantage over smaller, lesser-capitalized competitors who are unable to commit resources to open additional locations, develop e-commerce business solutions, provide the same variety of products as the Company, maintain the same inventory levels or attract the wide range of expertise that is required to support a diverse product offering. The Company also believes it has a competitive advantage over factory-owned distributors who typically do not maintain extensive inventories of parts and supplies and whose limited number of warehouse locations make it difficult to meet the time-sensitive demands of the replacement market.

The Company also sells to the homebuilding and manufactured housing markets. The Company believes that its reputation for reliable, high quality service and its relationships with contractors, who generally serve both the replacement and new construction markets, allow it to compete effectively in these markets.

ACQUISITION STRATEGY The Company's acquisition strategy is focused on acquiring businesses that complement the Company's presence in existing markets or establish a presence in new markets. Since 1989, the Company has acquired 42 distributors of air conditioning, heating and refrigeration products, 13 of which operate as primary operating subsidiaries of the Company. The other smaller distributors acquired have been integrated into the Company's primary operating subsidiaries.

DISTRIBUTION RIGHTS The Company actively seeks new or expanded territories of distribution from the major equipment manufacturers. During 2000 and 1999, five of the leading equipment manufacturers granted the Company rights to distribute their residential and light commercial equipment in key U.S. markets.

OPERATING PHILOSOPHY The Company's operating subsidiaries operate in a manner that recognizes the long-term relationships established between the distributors and their customers. The Company preserves the identity of acquired businesses by retaining their management and sales organizations, maintaining the product brand name offerings previously distributed by them and selectively expanding complementary product offerings. The Company believes this strategy builds on the value of the acquired operations by creating additional sales opportunities.

The Company maintains a highly specialized functional support staff at its corporate headquarters to support the individual operating subsidiaries' strategies for growth in their representative markets. Such functional support includes specialists in finance, information technology, accounting, human resources, product procurement, treasury and working capital management, tax planning and risk management. The Company targets certain general and administrative expenses for cost savings initiatives that leverage the Company's overall volume and improve operating efficiencies.

In line with this operating philosophy, the Company's subsidiaries initiated restructuring initiatives during 2000 to streamline operations by eliminating certain underperforming locations, reducing market overlap, disposing of inventory related to discontinued product lines and eliminating other nonproductive SKUs. As such, the Company closed 25 branches in 2000 and will close 7 additional branches in 2001. For additional information see Form 8-K filed with the Securities Exchange Commission on January 22, 2001.

SUMMARY The following table summarizes the number of distribution locations and states represented at December 31 for each of the last ten years and the Company's consolidated revenue for each year:

                                        States
                  Locations           Represented             Revenue
                  ----------          -----------             -------
                                                          ($'s in millions)
      1991            31                   5                  $  157
      1992            32                   5                     172
      1993            47                   6                     209
      1994            50                   7                     260
      1995            69                  10                     308
      1996           101                  15                     400
      1997           268                  22                     680
      1998           308                  23                   1,062
      1999           315                  30                   1,246
      2000           300                  30                   1,307

INTERNET E-COMMERCE STRATEGY The Company began implementation of its e-commerce strategy in late 1999 which includes the following initiatives: (i) enabling connectivity by customers to the Company's operating subsidiaries operating software and (ii) a web site, ACDoctor.com, which provides homeowners, businesses and HVAC contractors useful information and a variety of services.

The first initiative, being implemented by the Company's subsidiaries, allows customers to access the Company's systems on-line 24 hours a day, 7 days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments.

The second initiative, ACDoctor.com, provides homeowners, businesses and HVAC contractors useful information in areas that broaden the consumer's product knowledge. The site highlights new products and allows homeowners and businesses to locate, select and hire a licensed contractor. ACDoctor.com provides a wide variety of B2B value-added services to contractor customers in an exclusive "members-only" area. The primary functionality of the site provides members with leads from consumers seeking service for their air conditioning and heating systems. As part of their membership subscription, contractors also get their own customized website, which is linked to consumer inquiries for contractor services.

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

Sales of air conditioning and heating equipment accounted for approximately 49% of revenue for 2000. Sales of parts and supplies (currently representing over 1,500 different vendors) comprised the remaining revenue.

DISTRIBUTION AND SALES The Company currently operates from 300 locations, most of which are located in regions that the Company believes have favorable demographic trends. The Company maintains well-stocked inventories at each warehouse location to meet the immediate needs of its customers. This is accomplished by transporting inventory between locations daily and either directly delivering products to customers with the Company's fleet of 816 trucks or making the products available for pick-up at the location nearest to the customer. The Company has over 400 commissioned salespeople with an average of more than 10 years of experience in the air conditioning, heating and refrigeration distribution industry.

- ------------------
     * The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

MARKETS The Company's network serves 30 states and Puerto Rico from 300 locations. The Company's primary markets include (in order of the number of locations in the state): Florida, Texas, Georgia, California, South Carolina, North Carolina, Alabama, Tennessee, Arizona, Missouri and Massachusetts. The Company also serves Nevada, Kansas, Arkansas, Nebraska, Mississippi, Virginia, Oklahoma, Louisiana, Kentucky, North Dakota, South Dakota, Iowa, New Hampshire, Connecticut, Maine, Maryland, Vermont, Rhode Island and New York. The Company also distributes products on an export basis to portions of Latin America and the Caribbean Basin.

CUSTOMERS AND CUSTOMER SERVICE The Company sells to contractors and dealers who service the new construction and replacement markets for residential and light commercial central air conditioning, heating and refrigeration systems. The Company currently serves over 35,000 customers, with no single customer in 2000 accounting for more than 1% of consolidated revenue. The Company focuses on providing products where and when the customer needs them, technical support by phone or on site as required and quick and efficient service at the locations. The Company also provides increased customer convenience through e-commerce, which allows customers to access the Company's systems on-line 24 hours a day, 7 days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. Management believes that the Company successfully competes with other distributors primarily on the basis of its experienced sales organization, strong service support, high quality reputation and broad product lines.

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

The Company made approximately 46% of its total 2000 purchases from five key equipment suppliers. A significant interruption in the delivery of these products would impair the Company's ability to continue to maintain its current inventory levels and could adversely affect the Company's business. The Company's future results of operations are also materially dependent upon the continued market acceptance of these manufacturers' products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. However, the Company believes that its sales of other complementary equipment products and continued emphasis to expand the sale of parts and supplies are mitigating factors against such risks.

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

Staffing Service Business

Dunhill, founded in 1952, is one of the nation's best-known staffing service networks. Through franchised, licensed and company-owned offices in 27 states and Canada, Dunhill provides permanent placement and temporary staffing services to businesses (including the Company's operating subsidiaries), professional and service organizations, government agencies, health care providers and other employers. Dunhill's operations primarily consist of 25 company-owned and 13 licensed temporary staffing offices, as well as 80 franchised permanent placement offices and 7 franchised temporary staffing offices. Dunhill's franchisees operate their businesses autonomously within the framework of Dunhill's policies and standards and recruit, employ and pay their own employees, including temporary employees. Dunhill's permanent placement division recruits primarily middle-management, sales, technical and administrative and support personnel for permanent employment in a wide variety of industries and positions.

Employees

The Company employed over 2,900 persons as of December 31, 2000. The Company believes that its relations with these employees are good.

Order Backlog

Order backlog is not a material aspect of the Company's business and no material portion of the Company's business is subject to government contracts.

Government Regulations and Environmental Matters

The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These include laws and regulations implementing the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone-depleting refrigerants used in such systems, including those established at the Montreal Protocol in 1992 concerning the phase-out of CFC-based refrigerants. Management believes that the Company is in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment. The Company is also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990.

BUSINESS RISK FACTORS

SUPPLIER CONCENTRATION The Company has distribution agreements with five key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain certain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, the Company may distribute other manufacturers' lines of air conditioning or heating equipment. Purchases from these five suppliers comprised 46% of all purchases made in 2000. The Company's largest supplier accounted for 16% of all purchases made in 2000. Any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. The Company's future results of operations are also materially dependent upon the continued market acceptance of these manufacturers' products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. The Company believes that its sales of other complementary equipment products and continued emphasis to expand sales of parts and supplies are mitigating factors against such risks.

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

ITEM 2. PROPERTIES

The Company operates 300 locations in the U.S. having approximately 5.4 million square feet of space, of which approximately 5.0 million square feet is leased. The Company also leases approximately .5 million square feet of space for additional storage and offices. The Company believes that its facilities are well maintained and adequate to meet its needs.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in litigation incidental to the operation of the Company's business. The Company vigorously defends all matters in which the Company or its subsidiaries are named defendants and, for insurable losses, maintains significant levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. In the opinion of the Company, although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability associated with any claims or litigation in which the Company or its subsidiaries are involved will not materially affect the Company's financial condition or results of operations.

In September 1999, a lawsuit was filed in the Circuit Court for the First Judicial District of Jasper County, Mississippi against the Company and a group of companies now operating as a subsidiary of the Company, Kaufman Supply, Inc. ("Kaufman"), and an employee of Kaufman. The lawsuit pertained to a vehicle accident involving a Kaufman vehicle and three individuals who sustained injuries resulting from the accident. In the lawsuit, the plaintiffs alleged that Kaufman and its employee were liable for damages resulting from their injuries and further alleged that Kaufman and its employee were grossly negligent in the operation of the vehicle. Although vigorously defended, the suit was settled at a settlement conference held by the Circuit Court of Jasper County, Mississippi in November 2000. The settlement was funded entirely by the Company's insurance carriers with no financial consequence to the Company or Kaufman.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Page 34 of the Company's 2000 Annual Report contains "Information on Common Stock", which identifies the market on which the Registrant's common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 2000, 1999 and 1998 and is incorporated herein by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Page 7 of the Company's 2000 Annual Report contains "Selected Consolidated Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 8 through 13 of the Company's 2000 Annual Report contain "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Page 11 of the Company's 2000 Annual Report contain "Qualitative and Quantitative Disclosures about Market Risk" and is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 14 through 32 of the Company's 2000 Annual Report contain the 2000 and 1999 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2000, 1999 and 1998, together with the report thereon of Arthur Andersen LLP dated February 5, 2001, and are incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                    Page No. in
                                                                                    Annual Report
                                                                                    -------------

(a)    Consolidated Financial Statements, Consolidated Financial Statement
       Schedules and Exhibits

(1)    Consolidated Financial Statements (incorporated by reference from the
       2000 Annual Report of Watsco, Inc.):

       Consolidated Statements of Income for the years
                ended December 31, 2000, 1999 and 1998                                  14
       Consolidated Balance Sheets as of December 31, 2000 and 1999                     15
       Consolidated Statements of Shareholders' Equity
                for the years ended December 31, 2000, 1999 and 1998                    16
       Consolidated Statements of Cash Flows for the
                years ended December 31, 2000, 1999 and 1998                            17
       Notes to Consolidated Financial Statements                                       18-31
       Report of Independent Certified Public Accountants                               32
       Selected Quarterly Financial Data (Unaudited)                                    33

                                                                                        Page No. in
                                                                                        Form 10-K
                                                                                        ---------
(2)    Consolidated Financial Statement Schedule:
       For the three years ended December 31, 2000:

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

       10.9 Amendment Agreement No. 2 to Amended and Restated Revolving Credit and Reimbursement Agreement dated June 30, 1999 by and among Watsco, Inc., the Lenders and NationsBank, N.A., as Agent (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and incorporated herein by reference).

       10.10 Amendment Agreement No. 3 to Amended and Restated Revolving Credit and Reimbursement Agreement dated December 30, 1999 by and among Watsco, Inc., the Lenders and NationsBank, N.A., as Agent. (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

       10.11 Amendment Agreement No. 4 to Amended and Restated Revolving Credit and Reimbursement Agreement dated March 14, 2000 by and among Watsco, Inc., the Lenders and NationsBank, N.A., as Agent. (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

       10.12 Watsco, Inc. $125,000,000 Private Shelf Agreement as of January 31, 2000 by and among, Watsco, Inc. and the Prudential Insurance Company of America. (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

       10.13 First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. #

       10.14 Exhibit A-1 dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. #

       13. 2000 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2000 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K). #

       21.    Subsidiaries of the Registrant. #

       23.    Consent of Independent Certified Public Accountants. #


       Note to exhibits:

       #      Submitted electronically herewith.

       (b)    Reports on Form 8-K:

              No reports on Form 8-K were filed by the Registrant during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WATSCO, INC.


     April 2, 2001                          By: /s/ Albert H. Nahmad
                                               ---------------------------------
                                                Albert H. Nahmad, President

     April 2, 2001                          By: /s/ Barry S. Logan
                                               ---------------------------------
                                                Barry S. Logan, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                    TITLE                            DATE
     ---------                    -----                            ----

     /s/ Albert H. Nahmad         Chairman of the Board and        April 2, 2001
     --------------------         President (principal
     Albert H. Nahmad             executive officer)


     /s/ Barry S. Logan           Vice President and               April 2, 2001
     --------------------         Secretary (principal
     Barry S. Logan               accounting officer)


     /s/ Cesar L. Alvarez         Director                         April 2, 2001
     --------------------
     Cesar L. Alvarez


     /s/ David B. Fleeman         Director                         April 2, 2001
     --------------------
     David B. Fleeman


     /s/ J. Ira Harris            Director                         April 2, 2001
     --------------------
     J. Ira Harris


     /s/ Paul F. Manley           Director                         April 2, 2001
     --------------------
     Paul F. Manley


     /s/ Bob L. Moss              Director                         April 2, 2001
     --------------------
     Bob L. Moss


      /s/ Roberto Motta           Director                         April 2, 2001
     --------------------
     Roberto Motta


     /s/ Charles Walker           Director                         April 2, 2001
     --------------------
     Charles Walker

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To Watsco, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Watsco, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 2001 (except with respect to the matter discussed in Note 14, as to which the date is February 7, 2001). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Miami, Florida,
  February 5, 2001.

                                  WATSCO, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)


Allowance for doubtful accounts:

BALANCE, December 31, 1997                                              $ 5,786
    Allowances from acquisitions                                            377
    Additions charged to costs and expenses                               3,567
    Write-offs, net                                                      (3,014)
                                                                        -------
BALANCE, December 31, 1998                                                6,716
    Allowances from acquisitions                                             90
    Additions charged to costs and expenses                               3,389
    Write-offs, net                                                      (4,631)
                                                                        -------
BALANCE, December 31, 1999                                                5,564
    Additions charged to costs and expenses                               5,386
    Write-offs, net                                                      (3,980)
                                                                        -------
BALANCE, December 31, 2000                                              $ 6,970
                                                                        =======

Restructuring liability or valuation reserves(1):

BALANCE, December 31, 1999                                              $     -

    Additions charged to costs and expenses                               8,481
    Write-down of assets to net realizable value                         (1,826)
    Cash payments                                                        (1,500)
                                                                        -------
BALANCE, December 31, 2000                                              $ 5,155
                                                                        =======


(1) At December 31, 2000, valuation reserves of $3,484 and $30, respectively, are netted against related asset balances -inventory and accounts receivable, net and the $1,641 restructuring liability is included in accrued liabilities in the consolidated balance sheets.

                                 EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION
- -----------        -----------

    10.13 First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

    10.14 Exhibit A-1 dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

    13. 2000 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2000 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

    21.            Subsidiaries of the Registrant.

    23.            Consent of Independent Certified Public Accountants.