Form 10-Q
period 2001-03-31
WATSCO INC
filed 2001-05-15
CIK 105016

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

                  For the Quarterly Period Ended March 31, 2001

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 23,371,432 shares of the Company's Common Stock ($.50 par value), excluding treasury shares of 3,152,450, and 3,296,043 shares of the Company's Class B Common Stock ($.50 par value) excluding treasury shares of 48,263 were outstanding as of May 3, 2001.

================================================================================

PART I.  FINANCIAL INFORMATION

                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                      (In thousands, except per share data)

                                                                   March 31,       December 31,
                                                                      2001             2000
                                                                  -----------       ---------
ASSETS                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                       $   3,869        $   4,781
   Accounts receivable, net                                          160,529          163,770
   Inventories                                                       225,346          205,805
   Other current assets                                               18,785           18,179
                                                                   ---------        ---------
     Total current assets                                            408,529          392,535

Property and equipment, net                                           29,328           30,258
Intangible assets, net                                               127,755          128,656
Other assets                                                          12,227           12,021
                                                                   ---------        ---------
                                                                   $ 577,839        $ 563,470
                                                                   =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                        $   1,419        $   1,887
   Accounts payable                                                   92,255           86,108
   Accrued liabilities                                                15,790           26,099
                                                                   ---------        ---------
     Total current liabilities                                       109,464          114,094
                                                                   ---------        ---------
Long-term obligations:
   Borrowings under revolving credit agreement                       126,500          138,000
   Long-term notes                                                    30,000               --
   Bank and other debt                                                 2,776            2,878
                                                                   ---------        ---------
     Total long-term obligations                                     159,276          140,878
                                                                   ---------        ---------
Deferred income taxes and other liabilities                            5,464            4,334
                                                                   ---------        ---------
Shareholders' equity:
   Common Stock, $.50 par value                                       13,240           13,217
   Class B Common Stock, $.50 par value                                1,648            1,579
   Paid-in capital                                                   206,978          204,871
   Unearned compensation related to
     outstanding restricted stock                                     (7,910)          (6,031)
   Accumulated other comprehensive income (loss), net of tax          (1,435)             105
   Retained earnings                                                 124,052          122,348
   Treasury stock, at cost                                           (32,938)         (31,925)
                                                                   ---------        ---------
     Total shareholders' equity                                      303,635          304,164
                                                                   ---------        ---------
                                                                   $ 577,839        $ 563,470
                                                                   =========        =========

See accompanying notes to condensed consolidated financial statements.

                                    2 of 11

                                  WATSCO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2001 and 2000
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        2001           2000
                                                      --------       --------

Revenue                                               $277,552       $286,344
Cost of sales                                          209,351        218,877
                                                      --------       --------
Gross profit                                            68,201         67,467
Selling, general and administrative expenses            61,542         59,428
                                                      --------       --------
Operating income                                         6,659          8,039
Interest expense, net                                    2,892          3,176
                                                      --------       --------
Income before income taxes                               3,767          4,863
Income taxes                                             1,401          1,809
                                                      --------       --------
Net income                                            $  2,366       $  3,054
                                                      ========       ========

Basic earnings per share                              $   0.09       $   0.11
                                                      --------       --------
Diluted earnings per share                            $   0.09       $   0.11
                                                      --------       --------
Weighted average shares and
   equivalent shares used to calculate
   earnings per share:

Basic                                                   25,965         27,690
                                                      ========       ========
Diluted                                                 27,203         28,686
                                                      ========       ========

See accompanying notes to condensed consolidated financial statements.

                                    3 of 11

                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                                 (In thousands)
                                   (Unaudited)

                                                                        2001            2000
                                                                      --------        --------
Cash flows from operating activities:
   Net income                                                         $  2,366        $  3,054
   Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation and amortization                                       3,070           2,965
     Provision for doubtful accounts                                     1,169           1,128
     Other, net                                                           (172)             79
   Changes in operating assets and liabilities:
       Accounts receivable                                               2,072          (5,181)
       Inventories                                                     (19,541)        (18,041)
       Accounts payable and accrued liabilities                         (4,557)          5,048
       Other, net                                                         (909)         (7,634)
                                                                      --------        --------
Net cash used in operating activities                                  (16,502)        (18,582)
                                                                      --------        --------
Cash flows from investing activities:
   Capital expenditures                                                 (1,456)         (2,326)
   Proceeds from sale of fixed assets                                      692            --
                                                                      --------        --------
Net cash used in investing activities                                     (764)         (2,326)
                                                                      --------        --------
Cash flows from financing activities:
   Net borrowings (repayments) under revolving credit agreement        (11,500)         34,560
   Proceeds from issuance of long-term notes                            30,000            --
   Net repayments of bank and other debt                                  (570)         (4,231)
   Net proceeds from issuances of common stock                              91              49
   Common stock dividends                                                 (654)           (696)
   Acquisition of common stock                                          (1,013)         (9,376)
                                                                      --------        --------
   Net cash provided by financing activities                            16,354          20,306
                                                                      --------        --------
Net decrease in cash and cash equivalents                                 (912)           (602)
Cash and cash equivalents at beginning of period                         4,781           7,484
                                                                      --------        --------
Cash and cash equivalents at end of period                            $  3,869        $  6,882
                                                                      ========        ========

See accompanying notes to condensed consolidated financial statements.

                                    4 of 11

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                    (Amounts in thousands, except share data)
                                   (Unaudited)

1. The condensed consolidated balance sheet as of December 31, 2000, which has been derived from the Company's audited financial statements and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation have been included in the condensed consolidated financial statements herein.

2. The results of operations for the quarter ended March 31, 2001, are not necessarily indicative of the results for the year ending December 31, 2001. The sale of the Company's products and services is seasonal with revenue generally increasing during the months of May through August.

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

4. Basic earnings per share is computed by dividing net income by the total of the weighted average shares outstanding. Diluted earnings per share additionally assumes, if dilutive, any added dilution from common stock equivalents. Shares used to calculate earnings per share are as follows for the three months ended March 31, 2001 and 2000:

                                                                2001         2000
                                                             ----------   ----------
     Weighted average shares outstanding                     25,965,195   27,690,468
     Dilutive stock options and restricted shares of
       common stock                                           1,237,854      995,832
                                                             ----------   ----------
     Shares for diluted earnings per share                   27,203,049   28,686,300
                                                             ==========   ==========
     Stock options and restricted shares of common
     stock outstanding which are not included in the
     calculation of diluted earnings per share because
     their impact is antidilutive                             3,020,001    2,397,799
                                                             ==========   ==========

5. The Company enters into interest rate swap agreements to reduce its exposure to market risks from changing interest rates. Under the swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to

                                    5 of 11
     be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction to OCI of $1,001 ($629 after-tax). The Company also recorded a loss of $1,427 ($896 after-tax) in OCI relating to the change in value of the cash flow hedges at March 31, 2001.

6. Comprehensive income consists of net income and changes in the value of available-for-sale securities and derivative instruments and the cumulative change in accounting principles as further discussed in Note 5 to the Condensed Consolidated Financial Statements at March 31, 2001 and 2000. The components of the Company's comprehensive income are as follows for the three months ended March 31, 2001 and 2000:

                                                           2001          2000
                                                         -------        -------
     Net income                                          $ 2,366        $ 3,054
     Unrealized holding losses on investments
         arising during the period net of income
         tax benefit of $9 and $47, respectively             (15)           (80)
     Cumulative effect of accounting change,
         net of income tax benefit of $372                  (629)          --
     Loss on derivative instruments, net of income
         tax benefit of $531                                (896)          --
                                                         -------        -------
     Comprehensive income                                $   826        $ 2,974
                                                         =======        =======

7. During the fourth quarter of 2000, the Company's Board of Directors approved plans adopted by certain business units of the Company to improve operating efficiency and profitability. Those initiatives eliminate certain underperforming locations, reduce market overlap, dispose of inventory related to discontinued product lines and eliminate other nonproductive SKUs. In connection with these restructuring activities, 25 locations closed during 2000 and 7 locations closed during the first quarter of 2001.

     The following table summarizes the activity in restructuring liabilities or valuation reserves during the quarter ended March 31, 2001.

                                          Restructuring                                       Restructuring
                                          Liability or        Write-down of                    Liability or
                                      Valuation Reserves at   Assets to Net       Cash     Valuation Reserve at
                                        December 31, 2000    Realizable Value   Payments      March 31, 2001
     ----------------------------------------------------------------------------------------------------------
     Discontinued product lines              $3,484              $(671)           $ --              $2,813
     Noncancelable lease obligations          1,194                  -             (228)               966
     Other                                      477                (29)            (195)               253
     ----------------------------------------------------------------------------------------------------------
     Total                                   $5,155              $(700)           $(423)            $4,032
     ==========================================================================================================

                                    6 of 11

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 VS. QUARTER ENDED MARCH 31, 2000

Results of Operations

   The following table presents the Company's consolidated financial results for the three months ended March 31, 2001 and 2000, expressed as a percent of revenue:

                                                            2001          2000
                                                            ----          ----
Revenue                                                    100.0 %       100.0 %
Cost of sales                                              (75.4)        (76.4)
                                                           -----         -----
Gross profit                                                24.6          23.6
Selling, general and administrative expenses               (22.2)        (20.8)
                                                           -----         -----
Operating income                                             2.4           2.8
Interest expense, net                                       (1.0)         (1.1)
Income taxes                                                 (.5)          (.6)
                                                           -----         -----
Net income                                                    .9  %        1.1 %
                                                           =====         =======

   Data presented in the following narratives referring to "same-store basis" excludes the effects of locations opened and closed during the prior twelve months.

   Revenue for the three months ended March 31, 2001 decreased by $8.8 million, or 3%, compared to the same period in 2000. Results for the quarter ended March 31, 2001 include a $6.2 million, or 3%, same-store sales increase in the Company's core residential and commercial air conditioning, heating and refrigeration ("HVAC") business. Revenue growth in the Company's core HVAC business was offset by the impact of closing 32 underperforming locations in connection with the Company's restructuring efforts described below and a 27% same-store sales decline in the manufactured housing operations. The 32 locations closed accounted for 3% of total revenue during the three months ended March 31, 2000. During the quarter ended March 31, 2001, the Company's core HVAC business and manufactured housing operations represented 89% and 7% of revenue, respectively. The Company believes that market share gains were achieved during the quarter in its core HVAC business as the Company's 3% same-store sales growth compares favorably to an 8% decrease in industry-wide distributor shipments during the same period, according to industry data published by the Air Conditioning & Refrigeration Institute.

   Gross profit for the three months ended March 31, 2001 increased $.7 million, or 1%, as compared to the same period in 2000. The increase is primarily the result of improved gross selling margins to 24.6% in 2001 from 23.6% in 2000 due to the Company's greater focus on improved pricing disciplines, higher margin products, and improved vendor programs. On a same-store basis in the Company's core HVAC business, gross profit increased $3.4 million, or 6%, and gross profit margin increased to 24.4% in 2001 from 23.6% in 2000.

   Selling, general and administrative expenses for the three months ended March 31, 2001 increased $2.1 million, or 4%, compared to the same period in 2000. Selling, general and administrative expenses as a percent of revenue increased to 22.2% in 2001 from 20.8% in 2000, primarily due to the inability to leverage the fixed cost structures against the lower than expected sales demand during the quarter and operating inefficiencies caused by lower business volume in the manufactured housing operations. On a same-store basis, in the Company's core HVAC business, selling, general and administrative expenses increased $4.1 million, or 9%, and selling, general and administrative expenses as a percent of revenue increased to 20.7% in 2001 from 19.5% in 2000.

   Interest expense, net for the first quarter in 2001 decreased approximately $0.3 million, or 9%, compared to the same period in 2000, primarily due to improved cash flow and lower average borrowings during the quarter.

   The effective tax rate was 37.2% for the three months ended March 31, 2001 and 2000.

                                    7 of 11

Restructuring Activities

     During the fourth quarter of 2000, the Company's Board of Directors approved plans adopted by certain business units of the Company to improve operating efficiency and profitability. Those initiatives eliminate certain underperforming locations, reduce market overlap, dispose of inventory related to discontinued product lines and eliminate other nonproductive SKUs. In connection with these restructuring activities, 25 locations closed during 2000 and 7 locations closed during the first quarter of 2001. All planned location closures under the restructuring plan have been completed. The Company believes that the remaining restructuring liability and valuation reserves are adequate to complete all other restructuring activities by December 31, 2001.

Liquidity and Capital Resources

   The Company maintains a bank-syndicated revolving credit agreement that provides for borrowings of up to $315.0 million, expiring on August 8, 2002. Borrowings under the unsecured agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement, which aggregated $126.5 million at March 31, 2001, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .6% at March 31, 2001). The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions.

   On January 31, 2000, the Company entered into a $125.0 million private placement shelf facility. The uncommitted loan facility provides the Company a source of long-term, fixed-rate financing as a complement to the variable rate borrowings available under its existing revolving credit facility. On February 7, 2001, the Company issued $30.0 million Senior Series A Notes ("Notes") bearing 7.07% interest under its private placement shelf facility. The Notes have an average life of 5 years with repayment in equal installments of $10.0 million beginning on April 9, 2005 until the final maturity on April 9, 2007. Interest is to be paid on a quarterly basis beginning on April 9, 2001. The Company used the net proceeds from the issuance of the Notes for the repayment of a portion of its outstanding indebtedness under its revolver credit facility.

     The Company's Board of Directors has authorized the repurchase, at management's discretion, of up to 4.5 million shares of the Company's stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders' equity. During the quarter ended March 31, 2001, the Company purchased approximately .1 million shares at a cost of approximately $1.0 million. Cumulative under the program, the Company has purchased approximately
3.2 million shares at a cost of approximately $32.9 million.

   Working capital increased to $299.1 million at March 31, 2001 from $278.4 million at December 31, 2000, primarily due to the Company's seasonal build-up of inventory in preparation for the spring and summer selling seasons. This increase was funded primarily by long-term debt borrowings.

   Cash and cash equivalents decreased $0.9 million during the first quarter of 2001. Principal sources of cash during the quarter were from borrowings made under the private placement shelf facility and from profitable operations. The principal uses of cash were to fund working capital needs, the repayment of borrowings under the revolver credit agreement, capital expenditures and the Company's repurchase of its common stock. Due to the seasonal nature of the Company's business, outstanding borrowings under the credit facility typically peak during the first and second quarters as the Company finances inventory purchases in advance of the Company's highest sales periods, May through August.

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

   At March 31, 2001, the Company had various interest rate swap agreements with an aggregate notional amount

                                    8 of 11
of $60.0 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a weighted average pay rate of 6.4%.

     Effective January 1, 2001 the Company adopted Statement of Accounting Financial Standards ("SFAS") No. 133, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction to OCI of $1.0 million ($.6 million after-tax). The Company also recorded a loss of $1.4 million ($.9 million after-tax) in OCI relating to the change in value of the cash flow hedges at March 31, 2001.

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

    For additional information identifying some other important factors which may affect the Company's operations and markets and could cause actual results to vary materially from those anticipated in the forward looking statements, see the Company's Securities and Exchange Commission filings, including but not limited to, the discussion included in the Business section of the Company's Form 10-K under the heading "Business Risk Factors".

                                    9 of 11

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           There have been no significant changes from the information reported in the Annual Report on Form 10-K for the period ended December 31, 2000, filed on March 31, 2001.

Item 2.    Changes in Securities and Use of Proceeds

           During the quarter ended March 31, 2001, the Company issued an aggregate of 150,000 shares of restricted Class B Common Stock to two executive officers. These issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Securities Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

           (b)    Reports on Form 8-K

           A report on Form 8-K dated January 25, 2001 disclosed in Item 9, regulation FD Disclosure, that the Company issued a press release regarding certain actions of the Company to improve efficiency and enhance profitability.

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

May 15, 2001

                                    11 of 11