Form 10-Q
period 2001-06-30
WATSCO INC
filed 2001-08-07
CIK 105016

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

                 For the Quarterly Period Ended June 30, 2001

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
                         Coconut Grove, Florida 33133
                           Telephone: (305) 714-4100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 23,437,449 shares of the Company's Common Stock ($.50 par value), excluding treasury shares of 3,152,450 and 3,236,343 shares of the Company's Class B Common Stock ($.50 par value), excluding treasury shares of 48,263 were outstanding as of August 1, 2001.



                                    1 of 14

PART I.  FINANCIAL INFORMATION
                                 WATSCO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 2001 and December 31, 2000
                     (In thousands, except per share data)

                                                                   June 30,         December 31,
                                                                     2001               2000
                                                                   --------         -----------
ASSETS                                                            (Unaudited)
Current assets:
 Cash and cash equivalents                                         $  5,449           $  4,781
 Accounts receivable, net                                           190,013            163,770
 Inventories                                                        228,447            205,805
 Other current assets                                                13,076             18,179
                                                                   --------           --------
  Total current assets                                              436,985            392,535

Property and equipment, net                                          28,433             30,258
Intangible assets, net                                              126,886            128,656
Other assets                                                         13,213             12,021
                                                                   --------           --------
                                                                   $605,517           $563,470
                                                                   ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term obligations                          $  1,615           $  1,887
 Accounts payable                                                   109,892             86,108
 Accrued liabilities                                                 22,016             26,099
                                                                   --------           --------
  Total current liabilities                                         133,523            114,094
                                                                   --------           --------
Long-term obligations:
 Borrowings under revolving credit agreement                        117,903            138,000
 Long-term notes                                                     30,000                  -
 Bank and other debt                                                  2,507              2,878
                                                                   --------           --------
  Total long-term obligations                                       150,410            140,878
                                                                   --------           --------
Deferred income taxes and other liabilities                           5,057              4,334
                                                                   --------           --------

Shareholders' equity:
 Common Stock, $.50 par value                                        13,285             13,217
 Class B Common Stock, $.50 par value                                 1,643              1,579
 Paid-in capital                                                    207,767            204,871
 Unearned compensation related to outstanding restricted
  stock                                                              (8,419)            (6,031)
 Accumulated other comprehensive income (loss), net of tax           (1,027)               105
 Retained earnings                                                  136,387            122,348
 Treasury stock, at cost                                            (33,109)           (31,925)
                                                                   --------           --------
  Total shareholders' equity                                        316,527            304,164
                                                                   --------           --------
                                                                   $605,517           $563,470
                                                                   ========           ========

See accompanying notes to condensed consolidated financial statements.




                                    2 of 14

                                 WATSCO, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              Quarter and Six Months Ended June 30, 2001 and 2000
                     (In thousands, except per share data)
                                  (Unaudited)

                                                             Quarter Ended            Six Months Ended
                                                                June 30,                  June 30,
                                                         ---------------------      ---------------------
                                                           2001         2000          2001         2000
                                                         --------     --------      --------    ---------
Revenue                                                  $351,710     $370,832      $629,262     $657,176
Cost of sales                                             267,138      283,052       476,489      501,929
                                                         --------     --------      --------    ---------
Gross profit                                               84,572       87,780       152,773      155,247
Selling, general and administrative expenses               61,339       64,467       122,881      123,896
                                                         --------     --------      --------    ---------
Operating income                                           23,233       23,313        29,892       31,351
Interest expense, net                                       2,636        3,218         5,528        6,394
                                                         --------     --------      --------    ---------
Income before income taxes                                 20,597       20,095        24,364       24,957
Income taxes                                                7,613        7,475         9,014        9,284
                                                         --------     --------      --------    ---------
Net income                                               $ 12,984     $ 12,620      $ 15,350     $ 15,673
                                                         ========     ========      ========    =========

Basic earnings per share                                 $   0.50     $   0.47      $   0.59     $   0.57
                                                         --------     --------      --------    ---------

Diluted earnings per share                               $   0.48     $   0.45      $   0.56     $   0.55
                                                         --------     --------      --------    ---------

Weighted average shares and equivalent shares used to calculate earnings per share:

  Basic                                                    25,937       26,940        25,951       27,315
                                                         ========     ========      ========    =========
  Diluted                                                  27,325       28,325        27,251       28,476
                                                         ========     ========      ========    =========

See accompanying notes to condensed consolidated financial statements.

                                    3 of 14

                                 WATSCO, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2001 and 2000
                                (In thousands)
                                  (Unaudited)
                                                                   2001       2000
                                                                 --------   --------
Cash flows from operating activities:
 Net income                                                      $ 15,350   $ 15,673
 Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization                                     6,084      6,078
  Provision for doubtful accounts                                   2,311      2,150
  Other, net                                                         (136)       (60)
 Changes in operating assets and liabilities:
  Accounts receivable                                             (28,554)   (40,833)
  Inventories                                                     (22,642)   (28,226)
  Accounts payable and accrued liabilities                         18,981     40,124
  Other, net                                                        4,124     (1,011)
                                                                 --------   --------
Net cash used in operating activities                              (4,482)    (6,105)
                                                                 --------   --------
Cash flows from investing activities:
 Capital expenditures                                              (3,115)    (4,615)
 Proceeds from sale of property and equipment                       1,233          -
                                                                 --------   --------
Net cash used in investing activities                              (1,882)    (4,615)
                                                                 --------   --------
Cash flows from financing activities:
 Net borrowings (repayments) under revolving credit agreement     (20,097)    28,310
 Proceeds from issuance of long-term notes                         30,000          -
 Net repayments of bank and other debt                               (643)    (4,339)
 Net proceeds from issuances of common stock                          253        564
 Common stock dividends                                            (1,297)    (1,367)
 Acquisition of common stock                                       (1,184)   (12,074)
                                                                 --------   --------
Net cash provided by financing activities                           7,032     11,094
                                                                 --------   --------
Net increase in cash and cash equivalents                             668        374
Cash and cash equivalents at beginning of period                    4,781      7,484
                                                                 --------   --------
Cash and cash equivalents at end of period                       $  5,449   $  7,858
                                                                 ========   ========




See accompanying notes to condensed consolidated financial statements.





                                    4 of 14

                                 WATSCO, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                       (In thousands, except share data)
                                  (Unaudited)

1. The condensed consolidated balance sheet as of December 31, 2000, which has been derived from the Company's audited financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation have been included in the condensed consolidated financial statements herein.

2. The results of operations for the quarter and six months ended June 30, 2001, are not necessarily indicative of the results for the year ending December 31, 2001. The sale of the Company's products and services is seasonal with revenue generally increasing during the months of May through August.

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

4. Basic earnings per share is computed by dividing net income by the total of the weighted average shares outstanding. Diluted earnings per share additionally assumes, if dilutive, any added dilution from common stock equivalents. Shares used to calculate earnings per share are as follows:

                                                            Quarter Ended         Six Months Ended
                                                               June 30,               June 30,
                                                       ----------------------  ----------------------
                                                          2001        2000        2001        2000
                                                       ----------  ----------  ----------  ----------
Weighted average shares outstanding                    25,936,682  26,940,397  25,950,860  27,315,433
Dilutive stock options and restricted shares of
 common stock                                           1,388,655   1,384,200   1,300,410   1,160,555
                                                       ----------  ----------  ----------  ----------
Shares for diluted earnings per share                  27,325,337  28,324,597  27,251,270  28,475,988
                                                       ==========  ==========  ==========  ==========

Stock options and restricted shares of common
 stock outstanding which are not included in
 the calculation of diluted earnings per share
 because their impact is antidilutive                   2,938,699   2,547,378   3,022,951   2,499,628
                                                       ==========  ==========  ==========  ==========

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

                                    5 of 14

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

The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction to OCI of $1,001 ($629 after-tax). The Company also recorded a gain of $396, net of income tax expense of $233, and a loss of $500, net of an income tax benefit of $294, in OCI relating to the change in value of the cash flow hedges for the quarter and six months ended June 30, 2001, respectively.

6. Comprehensive income consists of net income and changes in the value of available-for-sale securities and derivative instruments and the cumulative change in accounting principles as further discussed in Note 5 to the Condensed Consolidated Financial Statements at June 30, 2001 and 2000. The components of the Company's comprehensive income are as follows for the quarter and six months ended June 30, 2001 and 2000:

                                         Quarter Ended         Six Months Ended
                                            June 30,                June 30,
                                       -----------------      -------------------
                                         2001       2000        2001        2000
                                       -------    -------     -------    --------
  Net income                           $12,984    $12,620     $15,350     $15,673
  Unrealized holding gains (losses)
   on investments arising during
   the period, net of income tax
   benefit (expense) of $(7),
   $61, $2 and $108, respectively           12       (103)         (3)       (183)
  Cumulative effect of accounting
   change, net of income tax benefit
   of $372                                   -          -        (629)          -
  Gain (loss) on derivative
   instruments, net of income tax
   benefit (expense) of $(233) and
   $294, respectively                      396          -        (500)          -
                                       -------    -------     -------     -------
  Comprehensive income                 $13,392    $12,517     $14,218     $15,490
                                       =======    =======     =======     =======

7. During the fourth quarter of 2000, the Company's Board of Directors approved plans adopted by certain business units of the Company to improve operating efficiency and profitability. Those initiatives eliminate certain underperforming locations, reduce market overlap, dispose of inventory related to discontinued product lines and eliminate other nonproductive SKUs. In connection with these restructuring activities, 25 locations closed during 2000 and 7 locations closed during 2001.

                                    6 of 14

The following table summarizes the activity in restructuring liabilities or valuation reserves during the six months ended June 30, 2001.

                               Restructuring                                               Restructuring
                               Liability or             Write-down of                       Liability or
                            Valuation Reserves at       Assets to Net        Cash       Valuation Reserves at
                              December 31, 2000        Realizable Value    Payments         June 30, 2001
                            ---------------------    ------------------    --------     ---------------------

  Discontinued product lines       $3,484                  $(1,632)          $   -            $1,852
  Noncancelable lease
   obligations                      1,194                        -            (626)              568
  Other                               477                      (29)           (293)              155
                                   ------                  -------           -----            ------
  Total                            $5,155                  $(1,661)          $(919)           $2,575
                                   ======                  =======           =====            ======

8. In July 2001, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 141, "Business Combination." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interest method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

   In July 2001, the FASB also issued SFAS No. 142 "Goodwill and Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002. The Company is currently assessing the Statement and has not yet made a determination of the impact that adoption of SFAS No. 142 will have on the consolidated financial statements.

                                    7 of 14

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
Results of Operations

  The following table presents the Company's consolidated financial results for the quarter and six months ended June 30, 2001 and 2000, expressed as a percent of revenue:

                                                     Quarter              Six Months
                                                 Ended June 30,          Ended June 30,
                                                ----------------        ---------------
                                                 2001      2000          2001       2000
                                                -----     -----         -----      -----
Revenue                                         100.0%    100.0%        100.0%     100.0%
Cost of sales                                    76.0      76.3          75.7       76.4
                                                -----     -----         -----      -----
Gross profit                                     24.0      23.7          24.3       23.6
Selling, general and administrative expenses     17.4      17.4          19.5       18.8
                                                -----     -----         -----      -----
Operating income                                  6.6       6.3           4.8        4.8
Interest expense, net                            (0.7)     (0.9)         (0.9)      (1.0)
Income taxes                                     (2.2)     (2.0)         (1.5)      (1.4)
                                                -----     -----         -----      -----
Net income                                        3.7%      3.4%          2.4%       2.4%
                                                =====     =====         =====      =====

  Data presented in the following narratives referring to "same-store basis" excludes the effects of locations opened and closed during the prior twelve months.

QUARTER ENDED JUNE 30, 2001 VS. QUARTER ENDED JUNE 30, 2000

  Revenue for the three months ended June 30, 2001 decreased $19.1 million, or 5%, compared to the same period in 2000, and includes flat same-store sales in the Company's core residential and light-commercial air conditioning, heating and refrigeration ("HVAC") business (such business operations comprised 89% of second quarter sales). Revenue results for the quarter were primarily impacted by the closure of 35 locations, a 17% same-store sales decline in the manufactured housing operations and lower sales in the personnel staffing operations. During the quarter ended June 30, 2001, manufactured housing and personnel staffing operations represented 7% and 4% of revenue, respectively.

  Gross profit for the three months ended June 30, 2001 decreased $3.2 million, or 4%, as compared to the same period in 2000, primarily as a result of the aforementioned revenue decrease. Gross profit margin in the second quarter increased to 24.0% in 2001 from 23.7% in 2000. The increase in gross profit margin is primarily attributable to improved pricing disciplines and improved vendor programs. On a same-store basis in the Company's core HVAC business, gross profit margin increased to 23.5% in 2001 from 23.3% in 2000.

  Selling, general and administrative expenses for the three months ended June 30, 2001 decreased $3.1 million, or 5%, as compared to the same period in 2000. The decrease in selling, general and administrative expenses is primarily attributable to the closure of 35 locations. Selling, general and administrative expenses as a percent of revenue remained unchanged when compared to the same period in 2000. On a same-store basis in the Company's core HVAC business, selling, general and administrative expenses decreased $.7 million and, as a percent of revenue, decreased to 16.9% in 2001 from 17.0% in 2000.

  Interest expense, net for the second quarter in 2001 decreased $.6 million, or 18%, compared to the same period in 2000, primarily due to lower average borrowings and lower interest rates during the quarter.

  The effective tax rate for the second quarter declined to 37.0% from 37.2% following the implementation of certain tax planning strategies.

                                    8 of 14

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

  Revenue for the six months ended June 30, 2001 decreased $27.9 million, or 4%, compared to the same period in 2000, and includes a 1% same-store sales increase in the Company's core HVAC business (such business operations comprised 89% of sales for the six months ended June 30, 2001). Revenue results for the six months ended June 30, 2001 were primarily impacted by the closure of 35 locations, a 22% same-store sales decline in the manufactured housing operations and lower sales in the personnel staffing operations. During the six months ended June 30, 2001, the Company's manufactured housing and personnel staffing operations represented 7% and 4% of revenue, respectively.

  The Company believes that market share gains were achieved during the six months ended June 30, 2001 in its core HVAC business as the Company's 1% same-store sales growth compares favorably to a 5% decrease in industry-wide distributor shipments during the same period, according to data published by the Air Conditioning & Refrigeration Institute.

  Gross profit for the six months ended June 30, 2001 decreased $2.5 million, or 2%, as compared to the same period in 2000, primarily as a result of the aforementioned revenue decrease. Gross profit margin for the six months ended June 30, 2001 increased to 24.3% in 2001 from 23.6% in 2000. The increase in gross profit margin is primarily attributable to improved pricing disciplines and improved vendor programs. On a same-store basis in the Company's core HVAC business, gross profit increased $3.7 million or 3%, with gross profit margin increasing to 23.9% in 2001 from 23.4% in 2000.

  Selling, general and administrative expenses for the six months ended June 30, 2001 decreased $1.0 million, or 1%, as compared to the same period in 2000. The decrease in selling, general and administrative expenses is primarily attributable to the closure of 35 locations. Selling, general and administrative expenses as a percent of revenue increased to 19.5% in 2001 from 18.8% in 2000, primarily due to operating inefficiencies resulting from lower than expected sales volume. On a same-store basis in the Company's core HVAC business, selling, general and administrative expenses increased $3.6 million, and as a percent of revenue, increased to 19.0% in 2001 from 18.5% in 2000.

  Interest expense, net for the six months ended June 30, 2001 decreased $0.9 million, or 14%, compared to the same period in 2000, primarily due to lower average borrowings and lower interest rates during the period.

  The effective tax rate for the six months ended June 30, 2001 declined to 37.0% from 37.2% following the implementation of certain tax planning strategies.

Restructuring Activities

  During the fourth quarter of 2000, the Company's Board of Directors approved plans adopted by certain business units of the Company to improve operating efficiency and profitability. Those initiatives eliminate certain underperforming locations, reduce market overlap, dispose of inventory related to discontinued product lines and eliminate other nonproductive SKUs. In connection with these restructuring activities, 25 locations closed during 2000 and 7 locations closed during 2001. The Company believes that the remaining restructuring liability and valuation reserves are adequate to complete all other restructuring activities by December 31, 2001.

Liquidity and Capital Resources

  The Company maintains a bank-syndicated revolving credit agreement that provides for borrowings of up to $315.0 million, expiring on August 8, 2002. Borrowings under the unsecured agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement, which aggregated $117.9 million at June 30, 2001, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .6% at June 30, 2001). The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. The Company was in compliance with all covenants at June 30, 2001.

                                    9 of 14

  On January 31, 2000, the Company entered into a $125.0 million private placement shelf facility. The uncommitted loan facility provides the Company a source of long-term, fixed-rate financing as a complement to the variable rate borrowings available under its existing revolving credit facility. On February 7, 2001, the Company issued $30.0 million Senior Series A Notes ("Notes") bearing 7.07% interest under its private placement shelf facility. The Notes have an average life of 5 years with repayment in equal installments of $10.0 million beginning on April 9, 2005 until the final maturity on April 9, 2007. Interest is to be paid on a quarterly basis beginning on April 9, 2001. The Company used the net proceeds from the issuance of the Notes for the repayment of a portion of its outstanding indebtedness under its revolving credit facility.

  The Company's Board of Directors has authorized the repurchase, at management's discretion, of up to 4.5 million shares of the Company's stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders' equity. During the six months ended June 30, 2001, the Company purchased 105,200 shares at a cost of $1.2 million. Cumulative under the program, the Company has purchased approximately 3.2 million shares at a cost of $33.1 million.

  Working capital increased to $303.5 million at June 30, 2001 from $278.4 million at December 31, 2000 primarily due to the Company's seasonal build-up of inventory in preparation for the summer selling season. This increase was funded primarily by borrowings as described above.

  Cash and cash equivalents increased $.7 million during the six month period ended June 30, 2001. Borrowings were the principal source of cash during the period. The principal uses of cash were for seasonal working capital needs, capital expenditures, common stock dividend payments and the Company's repurchase of its Common Stock. Due to the seasonal nature of the Company's business, outstanding borrowings typically peak during the first and second quarters as the Company finances inventory purchases in advance of the Company's highest sales periods, May through August.

  The Company has adequate availability of capital from operations and its borrowings to fund present operations and anticipated growth, including expansion in its current and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates; however, the Company currently has no binding agreement with respect to any acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

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

  At June 30, 2001, the Company had various interest rate swap agreements with an aggregate notional amount of $60.0 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a weighted average pay rate of 6.4%.

  Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other

                                    10 of 14
comprehensive income ("OCI") and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

  The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction to OCI of $1.0 million ($.6 million after-tax). The Company also recorded a gain of $.4 million, net of income tax expense of $.2 million, and a loss of $.5 million, net of an income tax benefit of $.3 million, in OCI relating to the change in value of the cash flow hedges for the quarter and six months ended June 30, 2001, respectively.

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

                                    11 of 14

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      There have been no significant changes from the information reported in the Annual Report on Form 10-K for the period ended December 31, 2000.

Item 2.  Changes in Securities and Use of Proceeds

      During the quarter ended June 30, 2001, the Company issued 50,000 shares of restricted Class B Common Stock to an executive officer. The Company believes this issuance was exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Securities Holders

      (a) The Company's 2001 Annual Meeting of Shareholders was held on June 4, 2001.

      (b) The Company's management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. The following nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders (the Common Stock director having been elected by holders of the Company's Common Stock voting as a single class and the Class B Common Stock directors having been elected by the Common Stock shareholders and the Class B Common Stock shareholders voting as a single class):

                                        Votes For     Votes Withheld
                                        ----------    --------------
      Common Stock Director
      ---------------------
           Charles Walker               15,492,099       1,624,191

      Class B Common Stock Directors
      ------------------------------
           David B. Fleeman             47,112,789       1,664,811
           Bob L. Moss                  47,113,239       1,664,361

      Additionally, Messrs. Cesar L. Alvarez, J. Ira Harris, Paul F. Manley and Roberto Motta will continue to serve as directors of the Company.

      (c) A proposal was voted upon at the Annual Meeting of Shareholders to ratify the action of the Board of Directors amending the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock, par value $.50 per share, of the Company to 60,000,000 and to increase the number of authorized shares of Class B Common Stock, par value $.50 per share, of the Company to 10,000,000 shares.

         The vote of the Company's Common Stock and Class B Common Stock shareholders was as follows:

      Common Stock
      ------------
           For                      11,637,741
           Against                   5,462,594
           Withheld                     15,956

      Class B Common Stock
      --------------------
           For                      31,402,340
           Against                     166,580
           Withheld                     92,390


                                    12 of 14

      (d) A proposal was voted upon to ratify the action of the Board of Directors adopting the Company's 2001 Incentive Compensation Plan.

          The combined vote of the Company's Common Stock and Class B Common Stock shareholders was as follows:

          For          35,016,083
          Against       6,799,763
          Withheld         94,695

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           3.1  Amended and Restated Articles of Incorporation of Watsco, Inc.

      (b)  Reports on Form 8-K

      None

                                    13 of 14

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WATSCO, INC.
                                      ------------
                                      (Registrant)

                                 By:  /s/ Barry S. Logan
                                      ------------------
                                      Barry S. Logan
                                      Vice President and Secretary
                                      (Chief Financial Officer)

August 7, 2001

                                    14 of 14

                                 EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------

     3.1           Amended and Restated Articles of Incorporation of Watsco,
                   Inc.