Form 10-Q
period 2001-09-30
WATSCO INC
filed 2001-11-14
CIK 105016

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

               For the Quarterly Period Ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _
                                       --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 23,424,375 shares of the Company's Common Stock ($.50 par value), excluding treasury shares of 3,199,250 and 3,234,943 shares of the Company's Class B Common Stock ($.50 par value), excluding treasury shares of 48,263 were outstanding as of October 31, 2001.

================================================================================

                                    1 of 15

PART I.  FINANCIAL INFORMATION

                                 WATSCO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   September 30, 2001 and December 31, 2000
                     (In thousands, except per share data)

                                                                    September 30,   December 31,
                                                                        2001           2000
                                                                    -------------   ------------
ASSETS                                                               (Unaudited)
Current assets:
 Cash and cash equivalents                                          $     8,399     $    4,781
 Accounts receivable, net                                               173,719        163,770
 Inventories                                                            210,234        205,805
 Other current assets                                                    12,415         18,179
                                                                    -----------     ----------
  Total current assets                                                  404,767        392,535

Property and equipment, net                                              32,063         30,258
Intangible assets, net                                                  125,621        128,656
Other assets                                                              7,674         12,021
                                                                    -----------     ----------
                                                                    $   570,125     $  563,470
                                                                    ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term obligations                           $       548     $    1,887
 Accounts payable                                                        88,234         86,108
 Accrued liabilities                                                     28,268         26,099
                                                                    -----------     ----------
  Total current liabilities                                             117,050        114,094
                                                                    -----------     ----------
Long-term obligations:
 Borrowings under revolving credit agreement                             90,000        138,000
 Long-term notes                                                         30,000              -
 Bank and other debt                                                      2,521          2,878
                                                                    -----------     ----------
  Total long-term obligations                                           122,521        140,878
                                                                    -----------     ----------
Deferred income taxes and other liabilities                               8,101          4,334
                                                                    -----------     ----------

Shareholders' equity:
 Common Stock, $.50 par value                                            13,309         13,217
 Class B Common Stock, $.50 par value                                     1,642          1,579
 Paid-in capital                                                        208,214        204,871
 Unearned compensation related to outstanding restricted stock           (8,219)        (6,031)
 Accumulated other comprehensive income (loss), net of tax               (2,652)           105
 Retained earnings                                                      143,799        122,348
 Treasury stock, at cost                                                (33,640)       (31,925)
                                                                    -----------     ----------
  Total shareholders' equity                                            322,453        304,164
                                                                    -----------     ----------
                                                                    $   570,125     $  563,470
                                                                    ===========     ==========

See accompanying notes to condensed consolidated financial statements.

                                    2 of 15

                                 WATSCO, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           Quarter and Nine Months Ended September 30, 2001 and 2000
                     (In thousands, except per share data)
                                  (Unaudited)

                                                    Quarter Ended        Nine Months Ended
                                                    September 30,          September 30,
                                                 --------------------  ----------------------
                                                    2001       2000       2001        2000
                                                 ---------  ---------  ---------  -----------
Revenue                                          $ 336,008  $ 361,723  $ 965,270   $1,020,520
Cost of sales                                      254,959    275,288    731,448      777,217
Cost of sales - restructuring                          328          -        328            -
                                                 ---------  ---------  ---------   ----------
Gross profit                                        80,721     86,435    233,494      243,303
Selling, general and administrative expenses        62,471     64,042    185,352      189,559
Restructuring costs                                  3,017          -      3,017            -
                                                 ---------  ---------  ---------   ----------
Operating income                                    15,233     22,393     45,125       53,744
Interest expense, net                                2,408      3,424      7,936        9,818
                                                 ---------  ---------  ---------   ----------
Income before income taxes                          12,825     18,969     37,189       43,926
Income taxes                                         4,745      7,056     13,759       16,340
                                                 ---------  ---------  ---------   ----------
Net income                                       $   8,080  $  11,913  $  23,430   $   27,586
                                                 =========  =========  =========   ==========

Basic earnings per share                         $    0.31  $    0.45  $    0.90   $     1.03
                                                 ---------  ---------  ---------   ----------

Diluted earnings per share                       $    0.29  $    0.43  $    0.86   $     0.99
                                                 ---------  ---------  ---------   ----------

Weighted average shares and equivalent shares used to calculate earnings per share:

  Basic                                             25,971     26,426     25,958       26,707
                                                 =========  =========  =========   ==========
  Diluted                                           27,424     27,748     27,299       27,962
                                                 =========   ========   ========   ==========

See accompanying notes to condensed consolidated financial statements.

                                    3 of 15

                                 WATSCO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2001 and 2000
                                (In thousands)
                                  (Unaudited)

                                                                   2001       2000
                                                                 --------   --------
Cash flows from operating activities:
 Net income                                                      $ 23,430   $ 27,586
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                    9,147      9,129
   Provision for doubtful accounts                                  3,631      2,649
   Restructuring costs and other non-cash charges                   5,915          -
   Other, net                                                         175        413
 Changes in operating assets and liabilities,
  net of effects of acquisitions:
   Accounts receivable                                            (14,407)   (30,262)
   Inventories                                                     (4,757)   (22,228)
   Accounts payable and accrued liabilities                         3,106     20,069
   Other, net                                                       2,819     (1,594)
                                                                 --------   --------
  Net cash provided by operating activities                        29,059      5,762
                                                                 --------   --------
Cash flows from investing activities:
 Business acquisitions, net of cash acquired                            -     (3,065)
 Capital expenditures                                              (3,990)    (5,858)
 Proceeds from sale of property and equipment                       1,281          -
                                                                 --------   --------
  Net cash used in investing activities                            (2,709)    (8,923)
                                                                 --------   --------
Cash flows from financing activities:
 Net borrowings (repayments) under revolving credit agreement     (48,000)    22,500
 Proceeds from issuance of long-term notes                         30,000          -
 Net repayments of bank and other debt                             (1,696)    (5,235)
 Net proceeds from issuances of common stock                          637      1,003
 Common stock dividends                                            (1,958)    (2,055)
 Repurchase of common stock                                        (1,715)   (12,642)
                                                                 --------   --------
  Net cash provided by (used in) financing activities             (22,732)     3,571
                                                                 --------   --------
Net increase in cash and cash equivalents                           3,618        410
Cash and cash equivalents at beginning of period                    4,781      7,484
                                                                 --------   --------
Cash and cash equivalents at end of period                       $  8,399   $  7,894
                                                                 ========   ========

See accompanying notes to condensed consolidated financial statements.

                                    4 of 15

                                 WATSCO, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
                       (In thousands, except share data)
                                  (Unaudited)


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

2. The results of operations for the quarter and nine months ended September 30, 2001, are not necessarily indicative of the results for the year ending December 31, 2001. The sale of the Company's products and services is seasonal with revenue generally increasing during the months of May through August.

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

4. Basic earnings per share is computed by dividing net income by the total weighted average shares outstanding. Diluted earnings per share additionally assumes, if dilutive, any added dilution from common stock equivalents. Shares used to calculate earnings per share are as follows:

                                                                  Quarter Ended         Nine Months Ended
                                                                  September 30,           September 30,
                                                              ----------------------  ----------------------
                                                                 2001        2000        2001        2000
                                                              ----------  ----------  ----------  ----------
   Weighted average shares outstanding                        25,970,994  26,425,616  25,957,645  26,707,331
   Dilutive stock options and restricted shares of
     common stock                                              1,452,608   1,322,073   1,341,108   1,254,773
                                                              ----------  ----------  ----------  ----------
   Shares for diluted earnings per share                      27,423,602  27,747,689  27,298,753  27,962,104
                                                              ==========  ==========  ==========  ==========

   Stock options and restricted shares of common
   stock outstanding which are not included in
   the calculation of diluted earnings per
   share because their impact is antidilutive                  2,552,086   2,848,998   2,715,137   2,867,301
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

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and

                                    5 of 15
   reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

   The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction to OCI of $1,001 ($629 after-tax). The Company also recorded a loss of $1,582, net of income tax benefit of $929, and a loss of $2,082, net of income tax benefit of $1,223, in OCI relating to the change in value of the cash flow hedges for the quarter and nine months ended September 30, 2001, respectively.

   During the nine months ended September 30, 2001, the Company reclassified $666 from accumulated other comprehensive income to current period earnings (recorded as interest expense, net in the condensed consolidated statement of income). The net deferred loss recorded in accumulated other comprehensive income will be reclassified to earnings on a quarterly basis as interest payments occur. As of September 30, 2001, approximately $2,100 in deferred losses on derivative instruments accumulated in other comprehensive income is expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (2.69% at September 30, 2001).

6. Comprehensive income consists of net income, changes in the value of available-for-sale securities and derivative instruments and the cumulative change in accounting principles as further discussed in Note 5 to the condensed consolidated financial statements at September 30, 2001. The components of the Company's comprehensive income are as follows for the quarter and nine months ended September 30, 2001 and 2000:

                                                         Quarter Ended        Nine Months Ended
                                                          September 30,          September 30,
                                                     ---------------------    ------------------
                                                       2001         2000        2001     2000
                                                     --------     --------    -------  ---------
   Net income                                        $ 8,080      $11,913     $23,430    $27,586
   Unrealized holding losses on investments
     arising during the period, net of income
     tax benefit of $25, $150, $27 and
     $258, respectively                                  (43)        (253)        (46)      (436)
   Cumulative effect of accounting change, net of
     income tax benefit of $372                            -            -        (629)         -
   Loss on derivative instruments, net of
     income tax benefit of $929 and
     $1,223, respectively                             (1,582)           -      (2,082)         -
                                                     -------      -------     -------    -------
   Comprehensive income                              $ 6,455      $11,660     $20,673    $27,150
                                                     =======      =======     =======    =======

7. In December 2000, the Company's Board of Directors approved plans adopted by certain operating units of the Company to improve operating efficiency and profitability (the "2000 Plan"). Those initiatives eliminate certain underperforming locations, reduce market overlap, dispose of inventory related to discontinued product lines and eliminate other nonproductive SKUs. In connection with these restructuring activities, 25 locations closed during 2000 and 7 locations closed during 2001.

   In September 2001, the Company's Board of Directors approved plans to integrate the operations of the Company's manufactured housing subsidiaries, close locations in the manufactured housing and personnel staffing operations and exit certain relationships in the personnel staffing operation (the "2001 Plan"). In connection with these restructuring activities, 6 manufactured housing locations will close in the first quarter of 2002 along with 7 personnel staffing locations already closed in 2001. The Company expects that the restructuring activities will result in a simplified operating structure that should enhance future profitability.

                                    6 of 15

    In connection with the 2001 Plan, the Company recorded restructuring charges of $3,424 ($2,157 after-tax) during the third quarter of 2001 in accordance with Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SEC Staff Accounting Bulletin No. 100, "Restructuring & Impairment Charges." The pre-tax charges are comprised of $1,424 related to non-cancelable lease obligations, $1,314 related to the write-down of assets impaired as a result of the restructuring activities, $358 for facility exit costs and $328 related to the inventory valuation reserve of discontinued product lines. The restructuring charges are included as a separate line item within operating income in the condensed consolidated statements of income, except for the inventory valuation reserve of discontinued product lines, which is included in cost of sales.

    Also in the third quarter of 2001, the Company recorded non-cash charges of $1,085 for the write-off of an asset related to a supply arrangement in the manufactured housing operation, $827 for additional accounts receivable valuation reserves in the personnel staffing operation and $686 related to a terminated licensee's workers compensation program in the personnel staffing operation. Non-cash charges are included in selling, general and administrative expenses, except for the charge related to the worker's compensation program which is included in cost of sales.

    The restructuring charges were determined based on formal plans approved by the Company's Board of Directors using the best information available to it at the time. The amounts the Company may ultimately incur may change, as the balance of the Company's initiative to streamline operations is executed. The Company reversed $79 related to a contractual lease commitment associated with the 2000 Plan for a facility that the Company decided not to close.

    The following table summarizes the activity in restructuring liabilities or valuation reserves during the nine months ended September 30, 2001 and charges recorded in the third quarter of 2001.

                                                       Charges                     Charges
                                      Balance at   Utilized in                 Utilized in                  Balance at
                                    December 31,      2001 for     2001 Plan      2001 for   Change in   September 30,
                                            2000     2000 Plan       Charges     2001 Plan    Estimate            2001
----------------------------------------------------------------------------------------------------------------------
Discontinued product lines                $3,484       $(2,404)       $  328       $     -       $   -          $1,408
Non-cancelable lease obligations           1,194          (981)        1,424           (24)        (79)          1,534
Asset write-downs                              -             -         1,314        (1,314)          -               -
Other                                        477          (411)          358           (29)          -             395
--------------------------------------------------------------------------------------------- ------------------------
Total                                     $5,155       $(3,796)       $3,424       $(1,367)      $ (79)         $3,337
======================================================================================================================

 8. The Company's condensed consolidated financial statements include the operations of Dunhill Staffing Systems Inc. ("Dunhill"), a personnel staffing subsidiary. Summarized results for Dunhill are as follows:

                                           Quarter Ended         Nine Months Ended
                                            September 30,          September 30,
                                        --------------------    --------------------
                                         2001         2000        2001        2000
                                        -------      -------     -------     -------
    Revenue                             $10,493      $16,445     $34,279     $50,414
                                        =======      =======     =======     =======
    Operating income(loss)              $(2,686)     $   737     $(2,415)    $ 1,850
                                        =======      =======     =======     =======

    Dunhill's total assets were $11,933 and $16,181 at September 30, 2001 and December 31, 2000, respectively.

    As previously discussed in Note 7 to the condensed consolidated financial statements at September 30, 2001, the Company closed 7 locations and exited certain relationships in Dunhill. In connection with these restructuring activities the Company recorded restructuring charges of $1,131 ($713 after-tax) for Dunhill. The pre-tax charges for Dunhill are comprised of $707 related to the write-down of assets impaired as a result of the restructuring activities, $384 related to non-cancelable lease obligations and $40 related to facility exit costs. The Company also recorded non-cash charges in Dunhill of $827 for additional accounts receivable valuation reserves and $686 for a terminated licensee's workers compensation program.

 9. The Company's bank-syndicated credit agreement is scheduled to mature on August 8, 2002. The Company has the ability and intent to refinance the revolving credit agreement on a long-term basis. Accordingly, the short-term borrowings under the agreement, which aggregated $90,000 at September 30, 2001, have been classified as long-term debt in the Company's condensed consolidated balance sheet at September 30, 2001.

10. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interest method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its consolidated financial statements.

    In July 2001, the FASB also issued SFAS No. 142 "Goodwill and Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and

                                      7 of 15
    intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002. The Company will stop recording approximately $4,000 of amortization expense related to intangible assets in 2002. The Company is currently assessing the Statement and has not yet made a determination of the impact that the adoption of SFAS No. 142 will have on the consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and subsequently allocated to expense using a systematic and rational method. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not belief that the adoption of SFAS No. 143 will have a significant impact on its consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim period within. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its consolidated financial statements.

11. Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

                                    8 of 15

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The following table presents the Company's consolidated financial results for the quarter and nine months ended September 30, 2001 and 2000, expressed as a percent of revenue:

                                                        Quarter               Nine Months
                                                  Ended September 30,     Ended September 30,
                                                ---------------------     --------------------
                                                 2001            2000      2001          2000
                                                -----           -----     -----          -----
Revenue                                         100.0%          100.0%    100.0%         100.0%
Cost of sales                                    75.9            76.1      75.8           76.2
Cost of sales - restructuring                      .1               -         -              -
                                                -----           -----     -----          -----
Gross profit                                     24.0            23.9      24.2           23.8
Selling, general and administrative expenses     18.6            17.7      19.2           18.5
Restructuring costs                                .9               -        .3              -
                                                -----           -----     -----          -----
Operating income                                  4.5             6.2       4.7            5.3
Interest expense, net                             0.7             0.9       0.8            1.0
Income taxes                                      1.4             2.0       1.5            1.6
                                                -----           -----     -----          -----
Net income                                        2.4%            3.3%      2.4%           2.7%
                                                =====           =====     =====          =====

  Data presented in the following narratives referring to "same-store basis" excludes the effects of operations acquired or locations opened and closed during the prior twelve months.

QUARTER ENDED SEPTEMBER 30, 2001 VS. QUARTER ENDED SEPTEMBER 30, 2000

  Revenue for the three months ended September 30, 2001 decreased $25.7 million, or 7%, when compared to the same period in 2000. On a same-store basis, revenue decreased $10.8 million, or 3% when compared to prior year in the Company's core residential and light-commercial air conditioning, heating and refrigeration ("HVAC") business (such business operations comprised 90% of third quarter revenue). Revenue results in the quarter were primarily impacted by the closure of 35 locations, a 14% same-store sales decline in the manufactured housing operations and lower sales demand in the personnel staffing operations as a result of weaker industry conditions. For the quarter ended September 30, 2001, manufactured housing and personnel staffing operations represented 7% and 3% of revenue, respectively.

  Gross profit for the three months ended September 30, 2001 decreased $5.7 million, or 7%, as compared to the same period in 2000, primarily as a result of the aforementioned revenue decrease. Gross profit margin in the third quarter increased to 24.0% in 2001 from 23.9% in 2000. The increase in gross profit margin is primarily attributable to improved pricing disciplines and improved vendor programs. Excluding restructuring charges, gross profit margin increased 20 basis-points to 24.1% from 23.9%. On a same-store basis in the Company's core HVAC business, gross profit decreased $1.4 million or 2%, and gross profit margin increased to 24.1% in 2001 from 23.7% in 2000.

  Selling, general and administrative expenses for the three months ended September 30, 2001 increased $1.4 million, or 2%, compared to the same period in 2000, primarily due to restructuring charges incurred in 2001, offset by the cost savings attributable to the closure of 35 locations. Selling, general and administrative expenses, excluding restructuring charges, as a percent of revenue increased to 18.6% in 2001 from 17.7% in 2000. Such increase was primarily due to operating inefficiencies resulting from lower than expected sales volume during the quarter and additional non-cash charges incurred in the manufactured housing and personnel staffing operations, as further discussed in the MD&A section under the heading "Restructuring and Other Non-cash Charges." On a same-store

                                    9 of 15
basis in the Company's core HVAC business, selling, general and administrative expenses decreased $.3 million, or 1%, and as a percent of revenue increased to 17.7% in 2001 from 17.2% in 2000.

  Interest expense, net for the third quarter in 2001 decreased $1.0 million, or 30%, compared to the same period in 2000, primarily due to lower average borrowings and lower interest rates during the quarter.

  The effective tax rate for the three months ended September 30, 2001 declined to 37.0% from 37.2% in 2000 following the implementation of certain tax planning strategies.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

  Revenue for the nine months ended September 30, 2001 decreased $55.3 million, or 5%, when compared to the same period in 2000. On a same-store basis, revenue decreased $7.7 million, or 1% when compared to prior year in the Company's core HVAC business (such business operations comprised 89% of nine month revenue). Revenue results for the nine month period were primarily impacted by the closure of 35 locations, a 19% same-store sales decline in the manufactured housing operations and lower sales demand in the personnel staffing operations as a result of weaker industry conditions. For the nine months ended September 30, 2001, manufactured housing and personnel staffing operations represented 7% and 4% of revenue, respectively.

  The Company's sales performance during 2001 compares favorably to industry data compiled by the Air Conditioning and Refrigeration Institute ("ARI"). According to ARI, distributor shipments through September 2001 declined 5% in the United States. In contrast, same-store sales in the Company's core HVAC business decreased 1% during the same period, a strong indicator that market share increases have been achieved.

  Gross profit for the nine months ended September 30, 2001 decreased $9.8 million, or 4%, as compared to the same period in 2000, primarily as a result of the aforementioned revenue decrease. Gross profit margin for the nine months ended increased to 24.2% in 2001 from 23.8% in 2000. The increase in gross profit margin is primarily attributable to improved pricing disciplines and improved vendor programs. On a same-store basis in the Company's core HVAC business, gross profit remained flat and gross profit margin increased to 24.0% in 2001 from 23.8% in 2000.

  Selling, general and administrative expenses for the nine months ended September 30, 2001 decreased $1.2 million, or 1%, compared to the same period in 2000, primarily due to the cost savings attributable to the closure of 35 locations, offset in part by restructuring charges incurred in 2001. Selling, general and administrative expenses, excluding restructuring charges, as a percent of revenue increased to 19.2% in 2001 from 18.5% in 2000. Such increase was primarily due to operating inefficiencies resulting from lower than expected sales volume during the nine months and due to additional non-cash charges incurred in the manufactured housing and personnel staffing operations, as further discussed in the MD&A section under "Restructuring and Other Non-cash Charges". On a same-store basis in the Company's core HVAC business, selling, general and administrative expenses increased $1.7 million, or 1%, and as a percent of revenue increased to 18.5% in 2001 from 18.2% in 2000.

  Interest expense, net for the nine months ended September 30, 2001 decreased $1.9 million, or 19%, compared to the same period in 2000, primarily due to lower average borrowings and lower interest rates during the period.

  The effective tax rate for the nine months ended September 30, 2001 declined to 37.0% from 37.2% in 2000 following the implementation of certain tax planning strategies.

Restructuring and Other Non-cash Charges

  In December 2000, the Company's Board of Directors approved plans adopted by certain operating units of the Company to improve operating efficiency and profitability (the "2000 Plan"). Those initiatives eliminate certain underperforming locations, reduce market overlap, dispose of inventory related to discontinued product lines and eliminate other nonproductive SKUs. In connection with these restructuring activities, 25 locations closed during 2000 and 7 locations closed during 2001. The Company believes that the remaining restructuring liability and valuation reserves are adequate to complete all other restructuring activities by December 31, 2001.

                                    10 of 15

  In September 2001, the Company's Board of Directors approved plans to integrate the operations of the Company's manufactured housing subsidiaries, close locations in the manufactured housing and personnel staffing operations and exit certain relationships in its personnel staffing operation (the "2001 Plan"). In connection with these restructuring activities, 6 manufactured housing locations will close in the first quarter of 2002 along with 7 personnel staffing locations already closed in 2001. The Company expects that the restructuring activities will result in a simplified operating structure that should enhance future profitability.

  In connection with the 2001 Plan, the Company recorded restructuring charges of $3.4 million ($2.1 million after-tax) during the third quarter of 2001 ($0.08 per share on a diluted basis for the quarter and nine months ended September 30,
2001) in accordance with Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SEC Staff Accounting Bulletin No. 100, "Restructuring & Impairment Charges." The pre-tax charges are comprised of $1.4 million related to non-cancelable lease obligations, $1.3 million related to the write-down of assets impaired as a result of the restructuring activities, $.4 million for facility exit costs and $.3 million related to the inventory valuation reserve of discontinued product lines. The restructuring charges are included as a separate line item within operating income in the condensed consolidated statements of income, except for the inventory valuation reserve of discontinued product lines, which is included in cost of sales.

  Also in the third quarter of 2001, the Company recorded non-cash charges of $1.1 million for the write-off of an asset related to a supply arrangement in the manufactured housing operation, $.8 million for additional accounts receivable valuation reserves in the personnel staffing operation and $.7 million related to a terminated licensee's workers compensation program in the personnel staffing operation. Non-cash charges are included in selling, general and administrative expenses, except for the charge related to the worker's compensation program, which is included in cost of sales.

  On an after-tax basis, restructuring and other non-cash charges were $3.8 million or $0.14 per share on a dilutive basis for the quarter and nine month period ended September 30, 2001.

  The restructuring charges were determined based on formal plans approved by the Company using the best information available to it at the time. The amounts the Company may ultimately incur may change, as the balance of the Company's initiative to streamline operations is executed. The Company reversed $.1 million related to a contractual lease commitment associated with the 2000 Plan for a facility that the Company decided not to close.

Liquidity and Capital Resources

  The Company maintains a bank-syndicated revolving credit agreement that provides for borrowings of up to $315.0 million, expiring on August 8, 2002. Borrowings under the unsecured agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement, which aggregated $90.0 million at September 30, 2001, bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .6% at September 30, 2001). The Company has the ability and intent to refinance the revolving credit agreement on a long-term basis. Accordingly, the short-term outstanding borrowings under the agreement have been classified as long-term debt in the consolidated balance sheet at September 30, 2001. The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. The Company was in compliance with all covenants at September 30, 2001.

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

                                    11 of 15

  The Company's Board of Directors has authorized the repurchase, at management's discretion, of up to 6 million shares of the Company's stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders' equity. During the nine months ended September 30, 2001, the Company purchased 152,000 shares at a cost of $1.7 million. Cumulatively under the program, the Company has purchased approximately 3.2 million shares at a cost of $33.6 million.

  Working capital increased to $287.7 million at September 30, 2001 from $278.4 million at December 31, 2000 primarily due to the Company's seasonal build-up of inventory and revenue yielding higher accounts receivable during the months of May through August.

  Cash and cash equivalents increased $3.6 million during the nine month period ended September 30, 2001. Principal sources of cash were provided by cash flows from operations. Year to date cash flows from operations were $29.1 million versus $5.8 million in 2000. The principal uses of cash were for repayments under the revolver credit agreement, capital expenditures, common stock dividend payments and the Company's repurchase of its Common Stock.

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

  At September 30, 2001, the Company had various interest rate swap agreements with an aggregate notional amount of $60.0 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a weighted average pay rate of 6.4%.

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

  The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction to OCI of $1.0 million ($.6 million after-tax). The Company also recorded a loss of $1.6 million, net of income tax benefit of $.9 million, and a loss of $2.1 million net of income tax benefit of $1.2 million, in OCI relating to the change in value of the cash flow hedges for the quarter and nine months ended September 30, 2001, respectively.

  During the nine months ended September 30, 2001, the Company reclassified
$0.7 million from accumulated other comprehensive income to current period earnings (recorded as interest expense, net in the condensed consolidated statement of income). The net deferred loss recorded in accumulated other comprehensive income will be reclassified to earnings on a quarterly basis as interest payments occur. As of September 30, 2001, approximately $2.1 million in

                                    12 of 15
deferred losses on derivative instruments accumulated in other comprehensive income is expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (2.69% at September 30, 2001).

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

                                    13 of 15

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         None

         (b)   Reports on Form 8-K

         A report on Form 8-K dated October 30, 2001, disclosed in Item 5, Other Events and Regulation FD Disclosure, that the Company issued a press release regarding the Company's plan to integrate the operations of its manufactured housing subsidiaries and close certain underperforming locations in its manufacturing and personnel staffing operations.

                                    14 of 15

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



                                     WATSCO, INC.
                                     ------------------------------
                                     (Registrant)

                                 By: /s/ Barry S. Logan
                                     ------------------------------
                                     Barry S. Logan
                                     Vice President and Secretary
                                     (Chief Financial Officer)

November 14, 2001

                                    15 of 15