Form 10-K405
period 2001-12-31
WATSCO INC
filed 2002-03-29
CIK 105016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


                   For the Fiscal Year Ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 2002 was approximately $387 million.

The number of shares of common stock outstanding as of March 14, 2002 was 23,328,446 shares of Common Stock, excluding treasury shares of 3,505,450, and 3,259,951 shares of Class B Common Stock, excluding treasury shares of 48,263.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2001, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12 and
13) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

                                  WATSCO, INC.

                                ----------------

                             Index to Annual Report
                                  on Form 10-K
                          Year Ended December 31, 2001


PART I                                                                      Page
                                                                            ----

Item 1.     Business                                                          3

Item 2.     Properties                                                        8

Item 3.     Legal Proceedings                                                 8

Item 4.     Submission of Matters to a Vote of Security Holders               8


PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                               8

Item 6.     Selected Consolidated Financial Data                              8

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk        8

Item 8.     Consolidated Financial Statements and Supplementary Data          8

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          8


PART III                                                                      9

PART IV

Item 14.    Exhibits, Consolidated Financial Statement Schedules and
            Reports on Form 8-K                                               9

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

ITEM 1.  BUSINESS

General

Watsco, Inc. (the "Registrant" or the "Company") was incorporated in 1956 and is the largest independent distributor of air conditioning, heating, and refrigeration equipment and related parts and supplies ("HVAC") in the United States. The Company has two business segments - the HVAC distribution ("Distribution") segment, which accounted for 96% of 2001 revenue and presently operates from 284 locations in 30 states and a national temporary staffing and permanent placement services ("Staffing") segment, which accounted for 4% of 2001 revenue. The Company's revenue has increased from $80 million in 1989 to over $1.2 billion in 2001 via a strategy of acquisitions and internal growth.

The Company's principal executive offices are located at 2665 South Bayshore Drive, Suite 901, Coconut Grove, Florida 33133, and its telephone number is
(305) 714-4100. The Company's corporate website is www.watsco.com, and e-mail may be sent to the Company at mweber@watsco.com.

Residential Central Air Conditioning, Heating and Refrigeration Industry

According to the Air Conditioning and Refrigeration Institute ("ARI"), the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the United States is approximately $20 billion with unitary equipment shipments having grown at an annual rate of 4% since 1990. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Corporation ("Carrier"), a subsidiary of United Technologies Corporation, Goodman Manufacturing Corporation, Rheem Manufacturing Company ("Rheem"), American Standard Companies Inc. ("American Standard"), York International Corporation ("York"), Lennox International, Inc. and Nordyne Corporation ("Nordyne"), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for the consumer.

Residential central air conditioning and heating equipment is sold to both the replacement and the homebuilding (including manufactured housing) markets. The replacement market has increased substantially in size and importance over the past ten years as a result of the aging of the installed base of residential central air conditioners, the introduction of new energy efficient models and the upgrading of existing homes to central air conditioning. According to industry data, over 120 million central air conditioning units and warm air gas furnaces have been installed in the United States in the past 20 years. Many units installed during this period have reached the end of their useful lives, thus providing a growing and substantial replacement market. The mechanical life of central air conditioning and warm-air gas furnaces varies by geographical region due to usage and is estimated to range from 8 to 20 years.

The Company also sells products to the refrigeration market. Such products include condensing units, compressors, evaporators, valves, walk-in coolers and ice machines for industrial and commercial applications. The Company distributes products manufactured by Copeland Compressor Corporation, a subsidiary of Emerson Electric Co., Tecumseh Products Company, and The Manitowoc Company, Inc.

Business Strategy

The Company's business strategy includes five primary concepts: (i) implement programs to build market share in existing markets, (ii) complete strategic acquisitions to expand in existing markets or to extend the Company's geographic reach into new markets, (iii) leverage the fixed-cost investments of the Company's existing infrastructure by obtaining new or expanded territories from the grant of distribution rights by manufacturers, (iv) implement initiatives to streamline operations, reduce cost structures and improve operating margins of both acquired and existing businesses and (v) develop and implement technology strategies that compete favorably in the marketplace.

Strategy in Existing Markets The Company's strategy for growth in existing
----------------------------
markets focuses on satisfying the needs of the higher growth, higher margin replacement market, where customers generally demand immediate, convenient and reliable service. In response to this need, the Company's focus is to (i) offer expansive product lines, including all equipment, parts and supplies necessary to install or repair a central air conditioner, furnace or refrigeration system,
(ii) maintain multiple warehouse locations in a single metropolitan market for increased customer convenience, (iii) maintain well-stocked inventories to ensure that customer orders are filled in a timely manner, (iv) provide a high degree of technical expertise at the point of sale and (v) develop and implement technological strategies to further enhance customer service capabilities. The Company believes these concepts provide a competitive advantage over smaller, lesser-capitalized competitors who are unable to commit resources to open additional locations, implement technological business solutions, provide the same variety of products as the Company, maintain the same inventory levels or attract the wide range of expertise that is required to support a diverse product offering. The Company also believes it has a competitive advantage over factory-owned distributors who typically do not maintain extensive inventories of parts and supplies and whose limited number of warehouse locations make it difficult to meet the time-sensitive demands of the replacement market.

In addition to the replacement market, the Company sells to the homebuilding and manufactured housing markets. The Company believes that its reputation for reliable, high quality service and its relationships with contractors, who generally serve both the replacement and new construction markets, allow it to compete effectively in these markets.

The Company has also developed private-label brand strategies as a means to obtain market share and grow revenue. Historically, the Company's ability to expand product offerings of HVAC equipment has been dependent on the granting of distribution rights by the industry's major manufacturers. In 1999, the Company introduced a private-label brand of equipment, "Grandaire," in 87 locations of one of its subsidiaries located in the Southeast United States. Based on the successful launch of this value-oriented brand, the Company pursued and has executed an exclusive licensing arrangement with Whirlpool Corporation, the nation's leading manufacturer of appliances. Under this agreement, the Company intends to introduce a line of Whirlpool-branded HVAC equipment targeted at both the replacement and new homebuilding markets. Currently, the Company is undergoing a manufacturer-selection process which is expected to be completed during 2002. The launch of the Whirlpool-brand products is expected to occur in late 2002 or early 2003.

Acquisition Strategy The Company's acquisition strategy is focused on acquiring
--------------------
businesses that complement the Company's presence in existing markets or establish a presence in new markets. Since 1989, the Company has acquired 42 distributors of air conditioning, heating and refrigeration products, 12 of which operate as primary operating subsidiaries of the Company. The other smaller distributors acquired have been integrated into the Company's primary operating subsidiaries.

Distribution Rights The Company actively seeks new or expanded territories of
-------------------
distribution from the major equipment manufacturers. The Company maintains significant relationships with Carrier, Rheem, Nordyne, York and American Standard.

Operating Philosophy The Company's operating subsidiaries operate in a manner
--------------------
that recognizes the long-term relationships established between the distributors and their customers. Generally, the Company preserves the identity of acquired businesses by retaining their management and sales organizations, maintaining the product brand name offerings previously distributed by them and selectively expanding complementary product offerings. The Company believes this strategy builds on the value of the acquired operations by creating additional sales opportunities.

The Company maintains a highly specialized functional support staff at its corporate headquarters to support the individual operating subsidiaries' strategies for growth in their representative markets. Such functional support includes specialists in finance, information technology, accounting, human resources, product procurement, treasury and working capital management, tax planning, risk management and safety. The Company targets certain general and administrative expenses for cost savings initiatives that leverage the Company's overall volume and improve operating efficiencies.

In line with this operating philosophy, the Company implemented several initiatives during 2001 and 2000 to improve operating efficiency and enhance profitability. As a result of these initiatives, the Company closed certain under performing locations and reduced market overlap, disposed of inventory related to discontinued product lines, eliminated other nonproductive SKUs, integrated operations of certain subsidiaries and exited certain business relationships. For additional information see Note 9 to the Consolidated Financial Statements and Form 8-K's filed with the Securities and Exchange Commission on January 22, 2001 and October 30, 2001.

Technology Strategy The Company's technology strategies include the: (i)
-------------------
implementation of effective point-of-sale systems that allow timely and effective customer service, including up-to-date pricing and inventory availability, (ii) enabling connectivity by customers to the Company's operating subsidiaries operating software and (iii) a web site, ACDoctor.com, which provides homeowners, businesses and HVAC contractors useful information and a variety of services.

In addition to point-of-sale systems at each operating location, the Company's subsidiaries have operating software that allows customers to access the Company's systems on-line 24 hours a day, 7 days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments.

ACDoctor.com, provides homeowners, businesses and HVAC contractors useful information in areas that broaden the consumer's product knowledge. The site highlights new products and allows homeowners and businesses to locate, select and hire a licensed contractor. The primary functionality of the site provides consumers a choice of contractors in their area that can service their air conditioning and heating systems. In addition, as part of their membership subscription, contractors also get their own customized website, which is linked to consumer inquiries for contractor services.

Summary The following table summarizes the number of distribution locations and
-------
states represented at December 31 for each of the last ten years and the Company's consolidated revenue for each year:

                                             States
                        Locations          Represented              Revenue
                        ---------          -----------              -------
                                                               ($'s in millions)
          1992              32                  5                   $  172
          1993              47                  6                      209
          1994              50                  7                      260
          1995              69                 10                      308
          1996             101                 15                      400
          1997             268                 22                      680
          1998             308                 23                    1,062
          1999             315                 30                    1,250
          2000             300                 30                    1,310
          2001             284                 30                    1,239

DESCRIPTION OF BUSINESS

Distribution Segment

Products The Company sells an expansive line of products and maintains
--------
sufficient inventory levels to meet its customers' immediate needs. The Company seeks to provide products a contractor would generally require when installing or repairing a central air conditioner, furnace or refrigeration system. The products distributed by the Company in its markets consist of: (i) equipment, including residential central air conditioners ranging from 1-1/2 to 5 tons*, light commercial air conditioners ranging up to 20 tons, gas, electric and oil furnaces ranging from 50,000 to 150,000 BTUs, commercial air conditioning and heating equipment and systems ranging from 20 to 400 tons, and other specialized equipment; (ii) parts, including replacement compressors, evaporator coils, thermostats, motors and other component parts; and (iii) supplies, including insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives and other ancillary supplies.


--------------------
     * The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

Sales of air conditioning and heating equipment accounted for approximately 52% of revenue for the year ended December 31, 2001. Sales of parts and supplies (currently representing over 1,500 different vendors) comprised 44% of revenue.

Distribution and Sales The Company currently operates from 284 locations, most
----------------------
of which are located in regions that the Company believes have favorable demographic trends. The Company maintains well-stocked inventories at each warehouse location to meet the immediate needs of its customers. This is accomplished by transporting inventory between locations daily and either directly delivering products to customers with the Company's fleet of 658 trucks or making the products available for pick-up at the location nearest to the customer. The Company has over 317 commissioned salespeople with an average of more than 10 years of experience in the air conditioning, heating and refrigeration distribution industry.

Markets The Company's network serves 30 states from 284 locations. The Company's
-------
primary markets include (in order of the number of locations in the state):
Florida, Texas, Georgia, California, South Carolina, North Carolina, Alabama, Tennessee, Arizona, Missouri and Massachusetts. The Company also serves Nevada, Kansas, Arkansas, Nebraska, Mississippi, Virginia, Oklahoma, Louisiana, Kentucky, North Dakota, South Dakota, Iowa, New Hampshire, Connecticut, Maine, Maryland, Vermont, Rhode Island and New York. The Company also distributes products on an export basis to portions of Latin America and the Caribbean Basin.

Customers and Customer Service The Company sells to contractors and dealers who
------------------------------
service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems. The Company currently serves over 35,000 customers, with no single customer in 2001 accounting for more than 1% of consolidated revenue. The Company focuses on providing products where and when the customer needs them, technical support by phone or on site as required and quick and efficient service at the locations. The Company also provides increased customer convenience through e-commerce, which allows customers to access the Company's systems on-line 24 hours a day, 7 days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. Management believes that the Company successfully competes with other distributors primarily on the basis of its experienced sales organization, strong service support, high quality reputation and broad product lines.

Key Equipment Suppliers The Company maintains significant relationships with
-----------------------
Carrier, Rheem, Nordyne, York and American Standard, each a leading manufacturer of residential central air conditioning and heating equipment in the United States. Each manufacturer has a well-established reputation of producing high-quality, competitively priced products. The Company believes the manufacturers' current product offerings, quality, serviceability and brand-name recognition allow the Company to operate favorably against its competitors. To maintain brand-name recognition, the manufacturers provide national advertising and participate with the Company in cooperative advertising programs and promotional incentives that are targeted to both contractors and homeowners. The Company estimates the replacement market currently accounts for approximately two-thirds of industry sales in the United States and expects this percentage to increase as units installed in the past 20 years wear out and get replaced or updated to more energy-efficient models.

The Company made approximately 45% of its total 2001 purchases from five key equipment suppliers. A significant interruption in the delivery of these products could impair the Company's ability to continue to maintain its current inventory levels and could adversely affect the Company's business. The Company's future results of operations are also materially dependent upon the continued market acceptance of these manufacturers' products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. However, the Company believes that its sales of other complementary equipment products and continued emphasis to expand the sale of parts and supplies are mitigating factors against such risks.

Distribution Agreements The Company has distribution agreements with each of its
-----------------------
key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain certain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, the Company may distribute other manufacturers' lines of air conditioning or heating equipment.

Staffing Segment

The Company also owns Dunhill Staffing Systems, Inc. ("Dunhill"), which was founded in 1952 and is one of the nation's best-known staffing service networks. Through franchised, licensed and company-owned offices in 35 states and Canada, Dunhill provides temporary staffing and permanent placement services to businesses (including the Company's operating subsidiaries), professional and service organizations, government agencies, health care providers and other employers. Dunhill's operations primarily consist of 20 company-owned and 10 licensed temporary staffing offices, as well as 88 franchised permanent placement offices and 4 franchised temporary staffing offices. Dunhill's franchisees operate their businesses autonomously within the framework of Dunhill's policies and standards and recruit, employ and pay their own employees, including temporary employees. Dunhill's permanent placement division recruits primarily middle management, sales, technical, administrative and support personnel for permanent employment in a wide variety of industries and positions. For additional information see Note 13 to the Consolidated Financial Statements.

Employees

The Company employed approximately 2,700 persons as of December 31, 2001, substantially all of which are non-union employees. The Company believes that its relations with its employees are good.

Order Backlog

Order backlog is not a material aspect of the Company's business and no material portion of the Company's business is subject to government contracts.

Government Regulations and Environmental Matters

The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These include laws and regulations implementing the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone-depleting refrigerants used in such systems, including those established at the Montreal Protocol in 1992 concerning the phase-out of CFC-based refrigerants. The Company is also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990. Management believes that the Company is in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment and transport of hazardous materials.

BUSINESS RISK FACTORS

Supplier Concentration The Company has distribution agreements with five key
----------------------
equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, the Company may distribute other manufacturers' lines of air conditioning or heating equipment. Purchases from these five suppliers comprised 45% of all purchases made in 2001. The Company's largest supplier accounted for 16% of all purchases made in 2001. Any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. The Company's future results of operations are also materially dependent upon the continued market acceptance of these manufacturers' products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. The Company believes that its sales of other complementary equipment products and continued emphasis to expand sales of parts and supplies are mitigating factors against such risks.

Competition All of the Company's businesses operate in highly competitive
-----------
environments. The Company's Distribution segment competes with a number of distributors and also with several air conditioning and heating equipment manufacturers that distribute a significant portion of their products through their own distribution organizations in certain markets. Competition within any given geographic market is based upon product availability, customer service, price and quality. Competitive pressures or other factors could cause the Company's products or services to lose market acceptance or result in significant price erosion, all of which would have a material adverse effect on the Company's profitability.

Seasonality Sales of residential central air conditioners, heating equipment and
-----------
parts and supplies distributed by the Company have historically been seasonal. Furthermore, the Company's results of operations can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the Sunbelt markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

GENERAL RISK FACTORS

Risks Related to Insurance Coverage. The Company carries general liability,
-----------------------------------
comprehensive property damage, workers' compensation and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against the Company. A successful claim against the Company in excess of insurance coverages could have a material adverse effect on the Company. The Company retains certain self-insurance risks for health benefits and casualty insurance programs. The Company has limited its exposure by maintaining excess and aggregate liability coverages.

Control by Existing Shareholder. As of December 31, 2001, Albert H. Nahmad, the
-------------------------------
Company's Chairman of the Board and President, and a limited partnership controlled by him, collectively had beneficial ownership of approximately 58% of the combined voting power of the outstanding Common Stock and Class B Common Stock. Based on Mr. Nahmad's stock ownership, and the stock ownership of the limited partnership controlled by him, Mr. Nahmad has the voting power to elect all but three members of the Company's nine-person Board of Directors.

ITEM 2.  PROPERTIES

The Company's Distribution segment operates 284 locations in the United States having approximately 5.4 million square feet of space, of which approximately
4.9 million square feet is leased. The Company also leases approximately .3 million square feet of space for additional storage and offices. The Company's Staffing segment operates from 20 locations, all of which are leased. The Company believes that its facilities are well maintained and adequate to meet its needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2001.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Page 36 of the Company's 2001 Annual Report contains "Information on Common Stock", which identifies the market on which the Registrant's common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 2001, 2000 and 1999 and is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Page 8 of the Company's 2001 Annual Report contains "Selected Consolidated Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 9 through 15 of the Company's 2001 Annual Report contain "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Page 14 of the Company's 2001 Annual Report contains "Qualitative and Quantitative Disclosures about Market Risk" and is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 16 through 33 of the Company's 2001 Annual Report contain the 2001 and 2000 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2001, 2000 and 1999, together with the report thereon of Arthur Andersen LLP dated February 11, 2002, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

This part of Form 10-K, which includes Items 10 through 13, is omitted because the Registrant will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of the Registrant's year-end, which proxy material will include the information required by Items 10 through 13 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                   Page No. in
                                                                   Annual Report
                                                                   -------------

(a)      Consolidated Financial Statements, Consolidated
         Financial Statement Schedule and Exhibits

   (1) Consolidated Financial Statements (incorporated by reference from the 2001 Annual Report of Watsco, Inc.):

         Consolidated Statements of Income for the years
                  ended December 31, 2001, 2000 and 1999                16
         Consolidated Balance Sheets as of December 31, 2001
                  and 2000                                              17
         Consolidated Statements of Shareholders' Equity and
                  Comprehensive Income for the years ended
                  December 31, 2001, 2000 and 1999                      18
         Consolidated Statements of Cash Flows for the
                  years ended December 31, 2001, 2000 and 1999          19
         Notes to Consolidated Financial Statements                     20-33
         Report of Independent Certified Public Accountants             34
         Selected Quarterly Financial Data (Unaudited)                  35

                                                                   Page No. in
                                                                   Form 10-K
                                                                   ---------

   (2) Consolidated Financial Statement Schedule for the three years ended December 31, 2001, 2000 and 1999

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

         3.1 Company's Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

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

         10.8 Watsco, Inc. 2001 Incentive Compensation Plan (filed as Appendix B to the Company's Definitive Proxy Statement for the year ended December 31, 2000 and incorporated herein by reference.)

         10.9 Amendment Agreement No. 1 to Amended and Restated Revolving Credit and Reimbursement Agreement dated February 20, 1998 by and among Watsco, Inc., the Lenders hereto and NationsBank, N.A. (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

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

         10.14 First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

         10.15 Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. #

         13. 2001 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2001 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K). #

         21.      Subsidiaries of the Registrant. #

         23.      Consent of Independent Certified Public Accountants. #

         99. Letter to the Securities and Exchange Commission dated March 28, 2002 regarding Arthur Andersen LLP quality control. #

         Note to exhibits:

         #        Submitted electronically herewith.

   (b)   Reports on Form 8-K:

                  A report on Form 8-K dated October 30, 2001, disclosed in Item 5, Other Events and Regulation FD Disclosure, that the Company issued a press release regarding the Company's plan to integrate the operations of its manufactured housing subsidiaries and close certain under performing locations in both its manufactured housing operations and Staffing segment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WATSCO, INC.


     March 28, 2002                    By: /s/ Albert H. Nahmad
                                           -------------------------------------
                                           Albert H. Nahmad, President


     March 28, 2002                    By: /s/ Barry S. Logan
                                           -------------------------------------
                                           Barry S. Logan, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                        TITLE                            DATE
     ---------                        -----                            ----
     /s/ Albert H. Nahmad             Chairman of the Board and        March 28, 2002
     -------------------------        President (principal
     Albert H. Nahmad                 executive officer)

     /s/ Barry S. Logan               Vice President and               March 28, 2002
     -------------------------        Secretary (principal
     Barry S. Logan                   accounting officer)

     /s/ Cesar L. Alvarez             Director                         March 28, 2002
     -------------------------
     Cesar L. Alvarez

     /s/ David B. Fleeman             Director                         March 28, 2002
     -------------------------
     David B. Fleeman

     /s/ George Fugelsang             Director                         March 28, 2002
     -------------------------
     George Fugelsang

     /s/ Victor Lopez                 Director                         March 28, 2002
     -------------------------
     Victor Lopez

     /s/ Paul F. Manley               Director                         March 28, 2002
     -------------------------
     Paul F. Manley

     /s/ Bob L. Moss                  Director                         March 28, 2002
     -------------------------
     Bob L. Moss

     /s/ Roberto Motta                Director                         March 28, 2002
     -------------------------
     Roberto Motta

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE
         --------------------------------------------------------------



To Watsco, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Watsco, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 2002 (except with respect to the matter discussed in Note 14, as to which the date is March 22, 2002). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Miami, Florida,
  February 11, 2002.

                                  WATSCO, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (In thousands)

Allowance for doubtful accounts:

BALANCE, December 31, 1998                                              $ 6,716
   Allowances from acquisitions                                              90
   Additions charged to costs and expenses                                3,389
   Write-offs, net                                                       (4,631)
                                                                        -------
BALANCE, December 31, 1999                                                5,564
   Additions charged to costs and expenses                                5,386
   Write-offs, net                                                       (3,980)
                                                                        -------
BALANCE, December 31, 2000                                                6,970
   Additions charged to costs and expenses                                6,319
   Write-offs, net                                                       (6,968)
                                                                        -------
BALANCE, December 31, 2001                                              $ 6,321
                                                                        =======

Restructuring liability and valuation reserves:

BALANCE, December 31, 1999                                              $    --
   Additions charged to costs and expenses                                8,481
   Write-down of assets to net realizable value                          (1,826)
   Cash payments                                                         (1,500)
                                                                        -------
BALANCE, December 31, 2000(1)                                             5,155
   Additions charged to costs and expenses                                3,424
   Change in estimate                                                      (227)
   Write-down of assets to net realizable value                          (4,891)
   Cash payments                                                         (1,748)
                                                                        -------
BALANCE, December 31, 2001(2)                                           $ 1,713
                                                                        =======



  (1) At December 31, 2000, valuation reserves of $3,484 and $30, respectively, are netted against related asset balances -inventories and accounts receivable, net and a $1,641 restructuring liability is included in accrued liabilities in the consolidated balance sheet.

  (2) At December 31, 2001, a restructuring liability of $1,385 is included in accrued liabilities and an inventory valuation reserve of $328 is netted against inventories in the consolidated balance sheet.