Form 10-Q
period 2002-03-31
WATSCO INC
filed 2002-05-15
CIK 105016

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

            For the Quarterly Period Ended March 31, 2002

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
                     Coconut Grove, Florida 33133
                      Telephone: (305) 714-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 23,474,218 shares of the Company's Common Stock ($.50 par value), excluding treasury shares of 3,537,950 and 3,408,810 shares of the Company's Class B Common Stock ($.50 par value) excluding treasury shares of 221,002 were outstanding as of April 18, 2002.

================================================================================

PART I. FINANCIAL INFORMATION
                                                    WATSCO, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        March 31, 2002 and December 31, 2001
                                        (In thousands, except per share data)

                                                                       March 31,               December 31,
                                                                         2002                      2001
                                                                      -------------            ------------
ASSETS                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                            $  6,311                  $  9,132
   Accounts receivable, net                                              135,959                   143,301
   Inventories                                                           193,712                   185,943
   Other current assets                                                   26,411                    18,823
                                                                        --------                  --------
     Total current assets                                                362,393                   357,199

Property and equipment, net                                               29,511                    30,703
Intangible assets, net                                                   125,403                   124,737
Other assets                                                               7,824                     8,181
                                                                        --------                  --------
                                                                        $525,131                  $520,820
                                                                        ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                             $    384                  $    429
     Accounts payable                                                     67,972                    58,127
   Accrued liabilities                                                    21,459                    28,985
                                                                        --------                  --------
     Total current liabilities                                            89,815                    87,541
                                                                        --------                  --------
Long-term obligations:
   Borrowings under revolving credit agreement                            70,000                    70,000
Long-term notes                                                           30,000                    30,000
   Bank and other debt                                                     1,831                     1,900
                                                                        --------                  --------
     Total long-term obligations                                         101,831                   101,900
                                                                        --------                  --------
Deferred income taxes and other liabilities                                8,489                     8,959
                                                                        --------                  --------

Shareholders' equity:
   Common Stock, $.50 par value                                           13,495                    13,391
   Class B Common Stock, $.50 par value                                    1,816                     1,661
   Paid-in capital                                                       215,915                   210,859
   Unearned compensation related to outstanding restricted stock          (9,444)                   (9,772)
   Accumulated other comprehensive loss, net of tax                       (1,575)                   (2,062)
   Retained earnings                                                     145,720                   143,487
   Treasury stock, at cost                                               (40,931)                  (35,144)
                                                                        --------                  --------
     Total shareholders' equity                                          324,996                   322,420
                                                                        --------                  --------
                                                                        $525,131                  $520,820
                                                                        ========                  ========

See accompanying notes to condensed consolidated financial statements.

                                      2 of 15

                                 WATSCO, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2002 and 2001
                      (In thousands, except per share data)
                                  (Unaudited)

                                                                         2002                       2001
                                                                       ---------                  --------
Revenue                                                                 $256,815                  $278,113
Cost of sales                                                            193,840                   209,351
                                                                        --------                  --------
Gross profit                                                              62,975                    68,762
Selling, general and administrative expenses                              56,344                    62,103
                                                                        --------                  --------
Operating income                                                           6,631                     6,659
Interest expense, net                                                      1,867                     2,892
                                                                        --------                  --------
Income before income taxes                                                 4,764                     3,767
Income taxes                                                               1,722                     1,401
                                                                        --------                  --------
Net income                                                              $  3,042                  $  2,366
                                                                        ========                  ========

Earnings per share:

Basic                                                                     $0.12                      $0.09
                                                                          -----                      -----
Diluted                                                                   $0.11                      $0.09
                                                                          -----                      -----

Weighted average shares and equivalent shares used to calculate earnings per share:

Basic                                                                     25,837                    25,965
                                                                          ======                    ======
Diluted                                                                   27,549                    27,203
                                                                          ======                    ======

See accompanying notes to condensed consolidated financial statements.

                                      3 of 15

                                    WATSCO, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Three Months Ended March 31, 2002 and 2001
                                         (In thousands)
                                          (Unaudited)

                                                                         2002                     2001
                                                                      ----------               ----------
Cash flows from operating activities:
 Net income                                                             $3,042                    $2,366
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                       2,025                     3,070
     Tax benefit from exercise of stock options                          2,165                        69
     Provision for doubtful accounts                                     1,613                     1,169
     Restructuring change in estimate                                     (228)                        -
     Other, net                                                             85                      (241)
 Changes in operating assets and liabilities, net of
   effects of acquisitions:
     Accounts receivable                                                 5,871                     2,072
     Inventories                                                        (7,711)                  (19,541)
     Accounts payable and accrued liabilities                              447                     7,816
     Other, net                                                         (7,223)                  (13,282)
                                                                        ------                    ------
Net cash provided by (used in) operating activities                         86                   (16,502)
                                                                        ------                    ------
Cash flows from investing activities:
   Business acquisitions, net of cash acquired                            (687)                        -
   Capital expenditures                                                   (679)                   (1,456)
   Proceeds from sale of property and equipment                            116                       692
                                                                        ------                    ------
Net cash used in investing activities                                   (1,250)                     (764)
                                                                        ------                    ------
Cash flows from financing activities:
   Purchase of treasury stock                                           (2,591)                   (1,013)
   Common stock dividends                                                 (666)                     (654)
   Net repayments of bank and other debt                                  (114)                     (570)
   Net proceeds from issuances of common stock                           1,714                        91
   Proceeds from issuance of long-term notes                                 -                    30,000
   Net repayments under revolving credit agreement                           -                   (11,500)
                                                                        ------                    ------
Net cash provided by (used in) financing activities                     (1,657)                   16,354
                                                                        ------                    ------
Net decrease in cash and cash equivalents                               (2,821)                     (912)
Cash and cash equivalents at beginning of period                         9,132                     4,781
                                                                        ------                    ------
Cash and cash equivalents at end of period                              $6,311                    $3,869
                                                                        ======                    ======

See accompanying notes to condensed consolidated financial statements.

                                      4 of 15

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                   (Amounts in thousands, except share data)
                                 (Unaudited)

1. The condensed consolidated balance sheet as of December 31, 2001, which has been derived from the Company's audited financial statements and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation have been included in the condensed consolidated financial statements herein.

     The Company has two reportable business segments - the distribution of air conditioning, heating and refrigeration equipment and related parts and supplies ("Distribution") segment and a national temporary staffing and permanent placement services ("Staffing") segment.

2. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results for the year ending December 31, 2002. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by the Company have historically been seasonal with revenue generally increasing during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter.

3. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable and inventory, income taxes and restructuring. Actual results could differ from those estimates.

4. Basic earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding. Diluted earnings per share additionally assumes, if dilutive, any added dilution from common stock equivalents. Shares used to calculate earnings per share are as follows for the three months ended March 31, 2002 and 2001:

                                                            2002          2001
                                                       -----------    ----------
     Weighted average shares outstanding                25,836,749    25,965,195
     Dilutive stock options and restricted shares of
       common stock                                      1,711,824     1,237,854
                                                       -----------    ----------
     Shares for diluted earnings per share              27,548,573    27,203,049
                                                       ===========    ==========

     Stock options and restricted shares of common
     stock outstanding which are not included in the
     calculation of diluted earnings per share because
     their impact is antidilutive                        1,917,175     3,020,001
                                                       ===========    ==========

5. The Company enters into interest rate swap agreements to reduce its exposure to market risks from changing interest rates. Under the swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk

                                      5 of 15
     exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The adoption of SFAS No. 133 in January 2001 resulted in a cumulative pre-tax reduction to OCI of $1,001 ($629 after tax). The Company recorded a gain of $738 ($471 after-tax) and a loss of $1,427 ($896 after-tax) in OCI relating to the change in value of the cash flow hedges for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002 and December 31, 2001, the fair value of derivatives held by the Company was a liability of $2,647 and $3,424, respectively.

     During the three months ended March 31, 2002 and 2001, the Company reclassified $668 and $63, respectively from OCI to current period earnings (recorded as interest expense, net in the condensed consolidated statements of income). The net deferred loss recorded in accumulated OCI will be reclassified to earnings as interest payments occur. As of March 31, 2002, approximately $1,700 in deferred losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (3.09% at March 31, 2002). All open derivative contracts mature by October 2007.

6. Comprehensive income consists of net income and changes in the value of available-for-sale securities and derivative instruments and the cumulative change in accounting principles as further discussed in Note 5 to the condensed consolidated financial statements at March 31, 2002 and 2001. The components of the Company's comprehensive income are as follows for the three months ended March 31, 2002 and 2001:

                                                             2002          2001
                                                           ------        ------
     Net income                                            $3,042        $2,366
     Gain (loss) on derivative instruments, net of
         income tax (expense) benefit of $(267)
         and $531, respectively                               471          (896)
     Unrealized holding gain (loss) on investments
         arising during the period net of income
         tax (expense) benefit of $(9)
         and $9, respectively                                  16           (15)
     Cumulative effect of accounting change,
         net of income tax benefit of $372                      -          (629)
                                                           ------        ------
     Comprehensive income                                  $3,529       $   826
                                                           ======        ======

7. In September 2001, the Company's Board of Directors approved plans to integrate the operations of the Company's manufactured housing subsidiaries, close certain under performing locations in the Distribution and Staffing segments and exit certain licensee relationships in the Staffing segment. In connection with the restructuring plan (the "Plan"), the Company plans to close 6 Distribution locations during 2002 and closed 7 Staffing locations in 2001. The restructuring activities are expected to be completed in 2002.

                                      6 of 15

     The following table summarizes the activity in restructuring liabilities or valuation reserve during the three months ended March 31, 2002.

                                    Beginning       Cash          Change in       Ending
                                     Balance      Payments        Estimate        Balance
-----------------------------------------------------------------------------------------
Noncancelable lease obligations      $1,091        $(338)          $(228)          $  525
Discontinued product lines              328            -               -              328
Other                                   294          (44)              -              250
------------------------------------------------------------------------------------------
                                     $1,713        $(382)          $(228)          $1,103
------------------------------------------------------------------------------------------

     Selling, general and administrative expenses in 2002 include a credit of $228 related to a change in estimated lease buy-outs in the Distribution segment. At March 31, 2002, a restructuring liability of $775 is included in accrued liabilities and an inventory valuation reserve of $328 is netted against inventories in the consolidated balance sheet.

     The restructuring charges were determined based on formal plans approved by the Company's Board of Directors using the best information available to it at the time. The amounts the Company may ultimately incur may change, as the balance of the Company's initiatives to streamline operations are executed. The Company expects that the restructuring activities will result in a simplified operating structure that should enhance future profitability.

8. On January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. In lieu of amortizing goodwill, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. In accordance with SFAS No. 142, the Company expects to complete this initial review by June 30, 2002. There can be no assurance that at the time the review is completed a material impairment charge will not be recorded. Any impairment charge resulting from the initial impairment testing will be reflected as a cumulative effect of a change in accounting principle.

     Net income, basic and diluted earnings per share for the three months ended March 31, 2001, adjusted to exclude amounts no longer being amortized are as follows:

                                                            Three Months Ended
                                                                  March 31,
                                                          ---------------------

                                                           2002            2001
                                                           ----            ----
     Reported net income                                  $3,042         $2,366
     Adjustments:
         Goodwill amortization expense                         -            883
         Income taxes                                          -           (328)
     Adjusted net income:                                 $3,042         $2,921

     Basic earnings per share:
         Reported                                          $0.12          $0.09
         Adjusted                                          $0.12          $0.11
     Diluted earnings per share:
         Reported                                          $0.11          $0.09
         Adjusted                                          $0.11          $0.11

     On January 1, 2002 the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 establishes a single accounting model

                                      7 of 15
     for assets to be disposed of by sale whether previously held and used or newly acquired. There was no impact to the Company's operating results or financial position related to the adoption of this standard.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and subsequently allocated to expense using a systematic and rational method. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS No. 143 will have a significant impact on its consolidated financial statements.

9. The Company has two reportable business segments - Distribution and Staffing. The Distribution segment has similar products, customers, marketing strategies and operations. The operating segments are managed separately because each offers distinct products and services.

     Segment data for the three months ended March 31, 2002 and 2001 is as follows:

                                                                       2002/(1)/        2001
---------------------------------------------------------------------------------------------
Revenue:
  Distribution                                                     $248,792         $266,164
  Staffing                                                            8,023           11,949
---------------------------------------------------------------------------------------------
                                                                   $256,815         $278,113
=============================================================================================
Operating income (loss):
  Distribution                                                       $9,270           $8,776
  Staffing                                                             (288)              64
  Corporate expenses                                                 (2,351)          (2,181)
---------------------------------------------------------------------------------------------
                                                                     $6,631           $6,659
=============================================================================================

     /(1)/ As discussed in Note 8, effective January 1, 2002, the Company adopted SFAS No. 142 which requires that intangible assets deemed to have indefinite lives and goodwill no longer be subject to amortization. Goodwill amortization expense recorded in segment operating income for the three months ended March 31, 2001 is as follows: Distribution - $819 and Staffing - $31. Excluding goodwill amortization expense, segment operating income for the three months ended March 31, 2001, is as follows:
     Distribution - $9,595 and Staffing - $95.

10. In January 2002, the Company completed the purchase of the net assets and business of a wholesale distributor of air conditioning and heating products. Consideration for the acquisition consisted of cash payments of $687 and the issuance of 27,688 shares of Common Stock having a fair value of $330. The acquisition was accounted for under the purchase method of accounting and, accordingly, its results of operations have been included in the unaudited condensed consolidated statements of income beginning on the date of acquisition. This acquisition was not material to the Company's operations.

     The purchase price allocation for the acquisition is as follows:

     Accounts receivable                                $  142
     Inventory                                              24
     Other current assets                                   58
     Property and equipment                                121
     Intangible assets                                     672
     Fair value of common stock issued                    (330)
                                                       -------
     Cash used in acquisition, net of cash acquired     $  687
                                                        ======

11. In April 2002, the Company executed a bank-syndicated revolving credit agreement which provides for borrowings of up to $225,000, expiring on April 2005. The unsecured agreement replaced the Company's

                                      8 of 15
     previous revolving credit agreement which was to expire on August 8, 2002. The Company chose to reduce the total funding provided under the new credit agreement because improved cash flows and a reduction in total debt outstanding have made alternative sources of financing more readily available to the Company. Borrowings under the new revolving credit agreement bear interest at primarily LIBOR based rates plus a spread that is dependent upon the Company's financial performance. The Company will pay a variable commitment fee on the unused portion of the commitment. The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. No debt was outstanding under this agreement at March 31, 2002.

12. In May 2002, Baker Distributing Inc., a wholly-owned subsidiary of the Company completed the purchase of the net assets and business of a wholesale distributor of air conditioning and heating products that operates from four locations in Mississippi. Consideration for the acquisition consisted of cash payments of approximately $1,400.

                                      9 of 15

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

RESULTS OF OPERATIONS

   Watsco, Inc. and its subsidiaries (collectively, the "Company" or "Watsco") is the largest independent distributor of air conditioning, heating and refrigeration equipment and related parts and supplies ("HVAC") in the United States. The Company has two business segments - the HVAC distribution ("Distribution") segment and a national temporary staffing and permanent placement services ("Staffing") segment. Included in the Distribution segment are operations that sell products specifically designed for the manufactured housing market.

   The following table sets forth, as a percentage of revenue, the Company's condensed consolidated statement of income data for the three months ended March 31, 2002 and 2001.

                                                      2002             2001
                                                      ----             ----

Revenue                                               100.0 %           100.0 %
Cost of sales                                          75.5              75.3
                                                      -----             -----
Gross profit                                           24.5              24.7
Selling, general and administrative expenses           21.9              22.3
                                                      -----             -----
Operating income                                        2.6               2.4
Interest expense, net                                   0.7               1.0
Income taxes                                            0.7               0.5
                                                      -----             -----
Net income                                              1.2 %             0.9 %
                                                      =====             =====

   The following table sets forth revenue by business segment for the three months ended March 31, 2002 and 2001.

                                   2002                    2001
----------------------------------------------------------------------
Distribution                    $248,792   97%         $266,164    96%
Staffing                           8,023    3%           11,949     4%
----------------------------------------------------------------------
Total revenue                   $256,815  100%         $278,113   100%
======================================================================

   The following narratives include the results of an operation acquired during 2002. See Note 10 to the condensed consolidated financial statements. The acquisition was accounted for under the purchase method of accounting and, accordingly, its results of operations have been included in the consolidated results of the Company beginning on its date of acquisition. Data presented in the following narratives referring to "same-store basis" exclude the effects of operations acquired or locations opened and closed during the prior twelve months.

   Consolidated revenue for the three months ended March 31, 2002 decreased $21.3 million, or 8%, compared to the same period in 2001. Revenue results were primarily impacted by soft market conditions in the Distribution and Staffing segments, the discontinuance of certain under performing product lines in the Distribution segment and location closures. As described in Note 2 of the Condensed Consolidated Financial Statements, the first quarter is the seasonal low point of the year for the Distribution segment as it falls between the key air conditioning and furnace selling seasons.

   Distribution segment revenue for the three months ended March 31, 2002, decreased $17.4 million, or 7%. On a same-store basis, revenue in the Distribution segment decreased $15.0 million or 6%, including a $13.0 million or 5% same-store sales decline in residential and light-commercial HVAC products and a 10% same-store sales decline in the manufactured housing operation. The manufactured housing operation, which represented 8% of the Distribution segment's revenue in 2002, continues to be affected by a tightened financing market for home dealers and consumers.

                                      10 of 15

   Staffing segment revenue for the three months ended March 31, 2002 decreased $3.9 million or 33%, primarily attributable to lower sales demand due to the economic softness experienced in the United States and the effect of 7 location closures during 2001. On a same-store basis, revenue in 2002 decreased $2.4 million, or 23%, over 2001.

   Consolidated gross profit for the three months ended March 31, 2002 decreased $5.8 million, or 8%, as compared to the same period in 2001, primarily as a result of the aforementioned revenue decrease. Gross profit margin for the three months ended March 31, 2002 decreased to 24.5% in 2002 from 24.7% in 2001 primarily due to lower rebates and purchase discounts from vendor incentive programs, reflecting decreased purchasing activity during the first quarter of 2002 when compared to the same quarter last year.

   Consolidated selling, general and administrative expenses for the three months ended March 31, 2002 decreased $5.8 million, or 9%, compared to the same period in 2001, primarily due to the aforementioned revenue decrease and cost savings attributable to the closure of under performing locations throughout 2000 and 2001. Excluding goodwill amortization expense in 2001, selling, general and administrative expenses decreased $4.9 million or 8%. Selling, general and administrative expenses as a percent of revenue decreased to 21.9% in 2002 from 22.3% in 2001, primarily due to the Company's continuing effort to reduce expenses given lower business volume.

   Interest expense, net for the three months ended March 31, 2002 decreased approximately $1.0 million, or 35%, compared to the same period in 2001, primarily due to improved cash flow and lower average borrowings during the quarter.

   The effective tax rate was 36.1% for the three months ended March 31, 2002 and 37.2% for the three months ended March 31, 2001 following the implementation of tax planning strategies.

RESTRUCTURING ACTIVITIES

   In September 2001, the Company's Board of Directors approved plans to integrate the operations of the Company's manufactured housing subsidiaries, close locations in the Distribution and Staffing segments and exit certain licensee relationships in the Staffing segment. In connection with the restructuring plan, the Company plans to close 6 Distribution locations during 2002 and closed 7 Staffing locations in 2001. During the three months ended March 31, 2002, the Company incurred pre-tax cash outflows of $.4 million, which were funded by cash generated from operations. During the first quarter of 2002, the Company reversed restructuring charges of $.2 million (reflected in selling, general and administrative expenses), due to a reduction in the number of lease buy-outs. At March 31, 2002, a restructuring liability of $.8 million is included in accrued liabilities and an inventory valuation reserve of $.3 million is netted against inventories in the unaudited condensed consolidated balance sheet. The restructuring activities are expected to be completed in 2002.

CRITICAL ACCOUNTING POLICIES

   The accounting policies below are critical to the Company's business operations and the understanding of results of operations. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                                      11 of 15

Revenue Recognition

   The Company's revenue recognition policy is significant because revenue is the key component of results of operations. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements'", as amended by SAB 101A and 101B. Revenue for the Company primarily consists of sales of air conditioning, heating and refrigeration equipment and related parts and supplies and service fee revenue from the Company's Staffing segment. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the amounts recognized are fixed and determinable, and (4) collectibility is reasonably assured. The Company records revenue after it receives a purchase commitment with a fixed determinable price from the customer and shipment of products or delivery of services has occurred.

Allowance For Doubtful Accounts

   The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. Although the Company believes its allowance is sufficient, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions. Substantially all customer returns are under warranty by the Company's manufacturers. Accordingly, the Company's risk of loss for customer returns is not material.

Inventory Valuation

   Inventories consist of air conditioning, heating and refrigeration equipment and related parts and supplies and are stated at the lower of cost (first-in, first-out method) or market. Provision is made as necessary to reduce excess or obsolete inventories to their estimated net realizable value. The process for evaluating the value of excess and obsolete inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Income Taxes

   The Company provides for federal and state income taxes currently payable, as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities reflect the temporary differences between the financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The Company and its eligible subsidiaries file a consolidated United States federal income tax return. As the Company generally does not file its income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that calendar year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future.

Restructuring

   The Company records restructuring liabilities at the time the Board of Directors approves and commits to a restructuring plan that identifies all significant actions to be taken and the expected completion date of the plan is within a reasonable period of time. The restructuring liability includes those restructuring costs that can be reasonably estimated, are not associated with or do not benefit activities that will be continued and are not associated with

                                      12 of 15
or are not incurred to generate revenue after the plan's commitment date. Restructuring costs are incurred as a direct result of the plan and are incremental to other costs incurred by the Company in the conduct of its activities prior to the commitment date or existed prior to the commitment date under a contractual obligation that will either continue after the exit plan is completed with no economic benefit to the Company or reflect a penalty to cancel a contractual obligation.

LIQUIDITY AND CAPITAL RESOURCES

   Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating and investing activities and takes into consideration the seasonal demand of the Company's products, which peak in the months of May through August. Significant factors affecting liquidity include the adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms, cash flows generated from operating activities, capital expenditures, the timing and extent of common stock repurchases and dividend policy.

   Until April 2002, the Company maintained a bank-syndicated revolving credit agreement that provided for borrowings of up to $315.0 million, expiring on August 8, 2002. At March 31, 2002 and December 31, 2001, $70.0 million was outstanding under this agreement. Borrowings under the unsecured agreement were used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the agreement bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus .5% at March 31, 2002). The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. The Company is in compliance with all covenants at March 31, 2002.

   In April 2002, the Company executed a bank-syndicated revolving credit agreement which provides for borrowings of up to $225.0 million, expiring on April 2005. The unsecured agreement replaced the Company's previous revolving credit agreement which was to expire on August 8, 2002. The Company chose to reduce the total funding provided under the new credit agreement because improved cash flows and a reduction in total debt outstanding have made alternative sources of financing more readily available to the Company. Borrowings under the new revolving credit agreement bear interest at primarily LIBOR based rates plus a spread that is dependent upon the Company's financial performance. The Company will pay a variable commitment fee on the unused portion of the commitment. The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. No debt was outstanding under this agreement at March 31, 2002.

   On January 31, 2000, the Company entered into a $125.0 million private placement shelf facility. The uncommitted loan facility provides the Company a source of long-term, fixed-rate financing as a complement to the variable rate borrowings available under its existing revolving credit facility. On February 7, 2001, the Company issued $30.0 million Senior Series A Notes ("Notes") bearing 7.07% interest under its private placement shelf facility. The Notes have an average life of 5 years with repayment in equal installments of $10.0 million beginning on April 9, 2005 until the final maturity on April 9, 2007. Interest is paid on a quarterly basis. The Company used the net proceeds from the issuance of the Notes for the repayment of a portion of its outstanding indebtedness under its revolver credit facility.

   The Company's Board of Directors has authorized the repurchase, at management's discretion, of up to 6.0 million shares of the Company's stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders' equity. During the quarter ended March 31, 2002, the Company purchased approximately .2 million shares at a cost of approximately $2.6 million. In aggregate, the Company has repurchased 3.6 million shares at a cost of $37.7 million.

                                      13 of 15

   Working capital increased to $272.6 million at March 31, 2002 from $269.7 million at December 31, 2001, primarily due to the Company's seasonal build-up of inventory in preparation for the spring and summer selling seasons. This increase was primarily funded by the collection of accounts receivable and cash on hand.

   Cash and cash equivalents decreased $2.8 million during the first quarter of 2002. Principal sources of cash during the quarter were from profitable operations. The principal uses of cash were to fund working capital needs, repurchase common stock and acquire the assets of a business.

   In May 2002, Baker Distributing Inc., a wholly-owned subsidiary of the Company completed the purchase of the net assets and business of a wholesale distributor of air conditioning and heating products that operates from four locations in Mississippi. Consideration for the acquisition consisted of cash payments of approximately $1.4 million.

   The Company has adequate availability of capital from operations and its existing and new revolving credit agreements and private placement shelf facility to fund present operations and anticipated growth, including expansion in its current and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates; however, the Company currently has no binding agreement with respect to any acquisition candidates except as described above. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

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

   At March 31, 2002, the Company had various interest rate swap agreements with an aggregate notional amount of $60.0 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a weighted average pay rate of 6.4%.

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

   The adoption of SFAS No. 133 in January 2001 resulted in a cumulative pre-tax reduction to OCI of $1.0 million ($.6 million after-tax). The Company recorded a gain of $.7 million ($.5 million after-tax) and a loss of $1.4 million ($.9 million after-tax) in OCI relating to the change in value of the cash flow hedges for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002 and December 31, 2001, the fair value of derivatives held by the Company was a liability of $2.6 million and $3.4 million, respectively.

   During the three months ended March 31, 2002 and 2001, the Company reclassified $.7 million and $.1 million, respectively from OCI to current period earnings (recorded as interest expense, net in the condensed consolidated statements of income). The net deferred loss recorded in accumulated OCI will be reclassified to earnings as interest payments occur. As of March 31, 2002, approximately $1.7 million in deferred losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (3.09% at March 31, 2002). All open derivative contracts mature by October 2007.

                                      14 of 15

NEW ACCOUNTING PRONOUNCEMENTS

   On January 1, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. There was no impact to the Company's operating results or financial position related to the adoption of this standard.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and subsequently allocated to expense using a systematic and rational method. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS No. 143 will have a significant impact on its consolidated financial statements.

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

   For additional information identifying some other important factors which may affect the Company's operations and markets and could cause actual results to vary materially from those anticipated in the forward looking statements, see the Company's Securities and Exchange Commission filings, including but not limited to, the discussion included in the Business section of the Company's 2001 Form 10-K under the heading "Business Risk Factors" and "General Risk Factors".

                                      15 of 15

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           There have been no significant changes from the information reported in the Annual Report on Form 10-K for the period ended December 31, 2001, filed on March 29, 2002.

Item 2.    Changes in Securities and Use of Proceeds

           As partial consideration for the acquisition completed during the quarter ended March 31, 2002, the company issued 27,688 shares of Common Stock that were not registered under the Securities Exchange Act of 1933, as Amended (the "Act"). The shares were issued pursuant to an exemption under Section 4(2) of the Act.

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Securities Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

          10.1 Revolving Credit Agreement dated as of April 19, 2002 among Watsco, Inc., as borrower, the Lenders from Time to Time Party Hereto and SunTrust Bank as administrative agent.

           (b)    Reports on Form 8-K

                  None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     WATSCO, INC.
                                                    ---------------------------
                                                     (Registrant)

                                                 By:/s/ Barry S. Logan
                                                    ---------------------------
                                                    Barry S. Logan
                                                    Vice President and Secretary
                                                    (Chief Financial Officer)

May 14, 2002

                                  Exhibit Index

     Ex #10.1                  Exhibit Description