Form 10-Q
period 2002-06-30
WATSCO INC
filed 2002-08-14
CIK 105016

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

                  For the Quarterly Period Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 22,928,461 shares of the Company's Common Stock ($.50 par value), excluding treasury shares of 4,259,919 and 3,395,606 shares of the Company's Class B Common Stock ($.50 par value), excluding treasury shares of 48,263 were outstanding as of August 7, 2002.

================================================================================




                                    1 of 19

PART I.  FINANCIAL INFORMATION
                                  WATSCO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
                      (In thousands, except per share data)



                                                                           June 30,               December 31,
                                                                             2002                     2001
                                                                      ----------------           ------------
                                                                         (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                               $  7,794                  $  9,132
   Accounts receivable, net                                                 163,304                   143,301
   Inventories                                                              200,638                   185,943
   Other current assets                                                      15,716                    18,823
                                                                           --------                  --------
     Total current assets                                                   387,452                   357,199

Property and equipment, net                                                  28,764                    30,703
Intangible assets, net                                                      125,533                   124,737
Other assets                                                                  7,413                     8,181
                                                                           --------                  --------
                                                                           $549,162                  $520,820
                                                                           ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                                $    354                  $    429
   Accounts payable                                                          85,091                    58,127
   Accrued liabilities                                                       23,261                    28,985
                                                                           --------                  --------
     Total current liabilities                                              108,706                    87,541
                                                                           --------                  --------
Long-term obligations:
   Borrowings under revolving credit agreement                               67,700                    70,000
   Long-term notes                                                           30,000                    30,000
   Bank and other debt                                                        1,765                     1,900
                                                                           --------                  --------
     Total long-term obligations                                             99,465                   101,900
                                                                           --------                  --------
Deferred income taxes and other liabilities                                   9,224                     8,959
                                                                           --------                  --------

Shareholders' equity:
   Common Stock, $.50 par value                                              13,584                    13,391
   Class B Common Stock, $.50 par value                                       1,728                     1,661
   Paid-in capital                                                          217,982                   210,859
   Unearned compensation related to outstanding restricted stock             (9,239)                   (9,772)
   Accumulated other comprehensive loss, net of tax                          (2,333)                   (2,062)
   Retained earnings                                                        155,040                   143,487
   Treasury stock, at cost                                                  (44,995)                  (35,144)
                                                                           --------                  --------
     Total shareholders' equity                                             331,767                   322,420
                                                                           --------                  --------
                                                                           $549,162                  $520,820
                                                                           ========                  ========



See accompanying notes to condensed consolidated financial statements.

                                    2 of 19

                                  WATSCO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               Quarter and Six Months Ended June 30, 2002 and 2001
                     (In thousands, except per share data)
                                   (Unaudited)



                                                                Quarter Ended           Six Months Ended
                                                                   June 30,                  June 30,
                                                           ----------------------     ---------------------
                                                              2002         2001          2002       2001
                                                           ----------  ----------     ---------------------
Revenue                                                      $331,170    $351,149     $587,985     $629,262
Cost of sales                                                 249,900     267,138      443,740      476,489
                                                             --------    --------     --------     --------
Gross profit                                                   81,270      84,011      144,245      152,773
Selling, general and administrative expenses                   59,832      60,778      116,176      122,881
                                                             --------    --------     --------     --------
Operating income                                               21,438      23,233       28,069       29,892
Interest expense, net                                           1,914       2,636        3,781        5,528
                                                             --------    --------     --------     --------
Income before income taxes                                     19,524      20,597       24,288       24,364
Income taxes                                                    7,058       7,613        8,780        9,014
                                                             --------    --------     --------     --------
Net income                                                   $ 12,466    $ 12,984     $ 15,508     $ 15,350
                                                             ========    ========     ========     ========

Basic earnings per share                                        $0.48       $0.50        $0.60        $0.59
                                                                -----       -----        -----        -----

Diluted earnings per share                                      $0.46       $0.48        $0.57        $0.56
                                                                -----       -----        -----        -----

Weighted average shares and equivalent shares used to calculate earnings per share:

     Basic                                                     26,018      25,937       25,928       25,951
                                                               ======      ======       ======       ======
     Diluted                                                   27,328      27,325       27,181       27,251
                                                               ======      ======       ======       ======



See accompanying notes to condensed consolidated financial statements.

                                    3 of 19

                                  WATSCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                                 (In thousands)
                                   (Unaudited)



                                                                       2002                        2001
                                                                     --------                    --------
Cash flows from operating activities:
   Net income                                                        $ 15,508                    $ 15,350
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                    4,028                       6,084
       Provision for doubtful accounts                                  2,939                       2,311
       Tax benefit from exercise of stock options                       2,562                          84
       Other, net                                                          67                        (220)
   Changes in operating assets and liabilities:
       Accounts receivable                                            (22,243)                    (28,554)
       Inventories                                                    (13,705)                    (22,642)
       Accounts payable and accrued liabilities                        19,335                      18,981
       Other, net                                                       4,676                       4,124
                                                                     --------                    --------
Net cash provided by (used in) operating activities                    13,167                      (4,482)
                                                                     --------                    --------
Cash flows from investing activities:
   Capital expenditures                                                (2,053)                     (3,115)
   Business acquisitions, net of cash acquired                         (1,933)                          -
   Proceeds from sale of property and equipment                           615                       1,233
                                                                     --------                    --------
Net cash used in investing activities                                  (3,371)                     (1,882)
                                                                     --------                    --------
Cash flows from financing activities:
   Purchase of treasury stock                                          (9,851)                     (1,184)
   Net proceeds from issuances of common stock                          3,459                         253
   Net repayments under revolving credit agreement                     (2,300)                    (20,097)
   Common stock dividends                                              (1,457)                     (1,297)
   Payment of debt acquisition costs                                     (775)                          -
   Net repayments of bank and other debt                                 (210)                       (643)
   Proceeds from issuance of long-term notes                                -                      30,000
                                                                     --------                    --------
Net cash provided by (used in) financing activities                   (11,134)                      7,032
                                                                     --------                    --------
Net increase (decrease) in cash and cash equivalents                   (1,338)                        668
Cash and cash equivalents at beginning of period                        9,132                       4,781
                                                                     --------                    --------
Cash and cash equivalents at end of period                           $  7,794                    $  5,449
                                                                     ========                    ========


See accompanying notes to condensed consolidated financial statements.

                                    4 of 19

                                  WATSCO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                        (In thousands, except share data)
                                   (Unaudited)

1. The condensed consolidated balance sheet as of December 31, 2001, which has been derived from the Company's audited financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein.

     These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001.

     The Company has two reportable business segments - the distribution of air conditioning, heating and refrigeration equipment and related parts and supplies ("Distribution") segment and a national temporary staffing and permanent placement services ("Staffing") segment.

2. The results of operations for the quarter and six months ended June 30, 2002, are not necessarily indicative of the expected results for the year ending December 31, 2002. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by the Company have historically been seasonal with revenue generally increasing during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter.

3. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable and inventory, income taxes, and restructuring. Actual results could differ from those estimates.

4. Basic earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding. Diluted earnings per share additionally assumes, if dilutive, any added dilution from common stock equivalents. Shares used to calculate earnings per share are as follows:



                                                              Quarter Ended            Six Months Ended
                                                                 June 30,                   June 30,
                                                       --------------------------  -------------------------
                                                          2002            2001        2002           2001
                                                       ----------      ----------  ----------     ----------
     Weighted average shares outstanding               26,017,834      25,936,682  25,927,791     25,950,860
     Dilutive stock options and restricted shares of
       common stock                                     1,310,306       1,388,655   1,252,728      1,300,410
                                                       ----------      ----------  ----------     ----------
     Shares for diluted earnings per share             27,328,140      27,325,337  27,180,519     27,251,270
                                                       ==========      ==========  ==========     ==========

     Stock options and restricted shares of common
       stock outstanding which are not included in
       the calculation of diluted earnings per share
       because their impact is antidilutive               729,874       2,938,699     962,921      3,022,951
                                                      ===========      ========== ===========     ==========



                                    5 of 19

     5. The Company has entered into interest rate swap agreements with an aggregate notional amount of $50,000 to reduce its exposure to market risks from changing interest rates. Under the swap agreements, the Company has agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

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

     The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction to OCI of $1,001 ($629 after-tax). The Company recorded a loss of $1,167 ($745 after-tax), a gain of $629 ($396 after-tax), a loss of $429 ($274 after-tax) and a loss of $794 ($500 after-tax) in OCI relating to the change in value of the cash flow hedges for the quarter and six months ended June 30, 2002 and 2001, respectively. At June 30, 2002 and December 31, 2001, the fair value of derivatives held by the Company was a liability of $3,811 and $3,424, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

     During the six months ended June 30, 2002 and 2001, the Company reclassified $1,316 and $287, respectively from OCI to current period earnings (recorded as interest expense, net in the condensed consolidated statements of income). The net deferred loss recorded in OCI will be reclassified to earnings as interest payments occur. As of June 30, 2002, approximately $2,300 in deferred losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (1.82% at June 30, 2002). All open derivative contracts mature by October 2007.

6. Comprehensive income consists of net income, changes in the value of available-for-sale securities and derivative instruments and the cumulative effect of a change in accounting principle as further discussed in Note 5 to the condensed consolidated financial statements. Components of the Company's comprehensive income are as follows:



                                                                   Quarter Ended            Six Months Ended
                                                                      June 30,                   June 30,
                                                             ------------------------   ------------------------
                                                               2002            2001       2002            2001
                                                             --------        --------   --------        --------
     Net income                                               $12,466         $12,984    $15,508         $15,350
     Unrealized holding gains (losses) on investments
       arising during the period, net of income tax
       benefit (expense) of $7, $(7), $(2) and $2,
       respectively                                               (13)             12           3             (3)
     Cumulative effect of a change in accounting
       principle, net of income tax benefit of $372                 -               -           -           (629)
     Gain (loss) on derivative instruments, net of
       income tax benefit (expense) of $422, $(233),
       $155 and $294, respectively                               (745)            396        (274)          (500)
                                                              -------         -------    --------        -------
     Comprehensive income                                     $11,708         $13,392    $15,237         $14,218
                                                              =======         =======    =======         =======


                                    6 of 19

7. In September 2001, the Company's Board of Directors approved plans to integrate the operations of two subsidiaries and close six locations in the Distribution segment and close seven locations and exit certain licensee relationships in the Staffing segment. During the second quarter of 2002, based on a continued reassessment of such restructuring plans and activities, the Company determined that three of the six locations in the Distribution segment should remain open. In the Staffing segment, all seven locations were closed and the licensee relationships were terminated in 2001. The remaining restructuring activities are expected to be completed in 2002.

     The following table summarizes the Company's restructuring liabilities and valuation reserves for the six months ended June 30, 2002:



                                         Balance                      Write-down of                      Balance
                                      December 31,       Cash         Assets to Net       Change in      June 30,
                                          2001         Payments     Realizable Value      Estimate         2002
------------------------------------------------------------------------------------------------------------------
Noncancelable lease obligations          $1,091         $(401)            $   -             $(424)         $266
Discontinued product lines                  328          (151)             (278)              320           219
Other                                       294           (68)                -               (40)          186
------------------------------------------------------------------------------------------------------------------
                                         $1,713         $(620)            $(278)            $(144)         $671
------------------------------------------------------------------------------------------------------------------

     At June 30, 2002, a restructuring liability of $452 is included in accrued liabilities and an inventory valuation reserve of $219 is netted against inventories in the unaudited condensed consolidated balance sheet.

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

8. On January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. In lieu of amortizing goodwill, the Company was required to perform an initial impairment review of goodwill as of the transition date of January 1, 2002 and will perform annual impairment reviews thereafter. The initial impairment review resulted in no goodwill impairment charge.

     Net income and basic and diluted earnings per share, adjusted to exclude amounts no longer being amortized are as follows:



                                                              Quarter Ended           Six Months Ended
                                                                 June 30,                 June 30,
                                                        ------------------------    ---------------------
                                                          2002            2001        2002         2001
                                                        --------        --------    --------     --------
     Reported net income                                 $12,466         $12,984     $15,508     $15,350
     Adjustments:
         Goodwill amortization expense                         -             896           -       1,796
         Income tax effect                                     -            (332)          -        (665)
     Adjusted net income                                 $12,466         $13,548     $15,508     $16,481

     Basic earnings per share:
         Reported                                          $0.48           $0.50       $0.60       $0.59
         Adjusted                                          $0.48           $0.52       $0.60       $0.64
     Diluted earnings per share:
         Reported                                          $0.46           $0.48       $0.57       $0.56
         Adjusted                                          $0.46           $0.50       $0.57       $0.60

     On January 1, 2002 the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the

                                    7 of 19

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

9. The Company has two reportable business segments - Distribution and Staffing. The Distribution segment has similar products, vendors, customers, marketing strategies and operations. The operating segments are managed separately because each offers distinct products and services. Segment data is as follows:



                                                               Quarter Ended                     Six Months Ended
                                                                   June 30,                           June 30,
                                                       -----------------------------        ---------------------------
                                                          2002           2001\(1)\           2002            2001\(1)\
                                                       ----------      -------------       ----------      ------------

     Revenue:

     Distribution                                        $322,837           $339,312         $571,629          $605,476
     Staffing                                               8,333             11,837           16,356            23,786
                                                         --------           --------         --------          --------
                                                         $331,170           $351,149         $587,985          $629,262
                                                         ========           ========         ========          ========
     Operating income (loss):

     Distribution                                        $ 24,147           $ 24,768         $ 33,417          $ 33,544
     Staffing                                                (333)               208             (621)              272
     Corporate expenses                                    (2,376)            (1,743)          (4,727)           (3,924)
                                                         --------           --------         --------          --------
                                                         $ 21,438           $ 23,233         $ 28,069          $ 29,892
                                                         ========           ========         ========          ========



     (1) As discussed in Note 8, effective January 1, 2002, the Company adopted SFAS No. 142, which requires that indefinite-lived intangible assets and goodwill no longer be subject to amortization. Goodwill amortization expense recorded in segment operating income for the quarter and six months ended June 30, 2001 is as follows: Distribution
          - $847 and $1,698, respectively, and Staffing - $49 and $98, respectively. Excluding goodwill amortization expense, segment operating income for the quarter and six months ended June 30, 2001 is as follows: Distribution - $25,615 and $35,242, respectively, and Staffing - $257 and $370, respectively.

10. In April 2002, the Company executed a bank-syndicated, unsecured revolving credit agreement which provides for borrowings of up to $225,000, expiring in April 2005. The new agreement replaced the Company's previous revolving credit agreement, which was to expire on August 8, 2002. Borrowings under the new revolving credit agreement bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance. The Company pays a variable commitment fee on the unused portion of the commitment. The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company's

                                    8 of 19
     consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. The Company is in compliance with such covenants at June 30, 2002.

11. In January 2002, a wholly-owned subsidiary of the Company completed the purchase of the net assets and business of a wholesale distributor of air conditioning and heating products that operates from a single location in Tucson, Arizona. Consideration for the acquisition consisted of cash payments of $687 and the issuance of 27,688 shares of the Common Stock having a fair value of $330. The acquisition was accounted for under the purchase method of accounting and, accordingly, its results of operations have been included in the unaudited condensed consolidated statements of income beginning on the date of acquisition. This acquisition was not deemed to be a material business combination by the Company.

     In May 2002, a wholly-owned subsidiary of the Company completed the purchase of the net assets and business of a wholesale distributor of air conditioning and heating products that operates from four locations in Mississippi. Consideration for the acquisition consisted of cash payments aggregating $1,246 and is subject to adjustment upon the completion of audits of the assets purchased and liabilities assumed. The acquisition was accounted for under the purchase method of accounting and, accordingly, its results of operations have been included in the unaudited condensed consolidated statement of income beginning on the date of acquisition. This acquisition was not deemed to be a material business combination by the Company.

12. On April 15, 2002, the Company granted a loan in the amount of $160 to the Company's Chief Financial Officer for the purchase of a primary residence. The loan bears interest at 5%, payable annually, and matures on April 15, 2007. The loan was approved by the Compensation Committee of the Board of Directors of the Company and was made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons and does not involve more than normal risk of collectibility.

13. The Company declared quarterly cash dividends of $.03 and $.025 per share, in 2002 and 2001, respectively.

                                    9 of 19

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

     The following table sets forth, as a percentage of revenue, the Company's condensed consolidated statement of income data for the quarter and six months ended June 30, 2002 and 2001:



                                                                       Quarter                   Six Months
                                                                   Ended June 30,              Ended June 30,
                                                             -----------------------       ---------------------
                                                               2002           2001           2002         2001
                                                             --------       --------       --------     --------
Revenue                                                         100.0%         100.0%         100.0%       100.0%
Cost of sales                                                    75.5           76.1           75.5         75.7
                                                                -----          -----          -----        -----
Gross profit                                                     24.5           23.9           24.5         24.3
Selling, general and administrative expenses                     18.0           17.3           19.8         19.5
                                                                -----          -----          -----        -----
Operating income                                                  6.5            6.6            4.7          4.8
Interest expense, net                                            (0.6)          (0.7)          (0.6)        (0.9)
Income taxes                                                     (2.1)          (2.2)          (1.5)        (1.5)
                                                                -----          -----          -----        -----
Net income                                                        3.8%           3.7%           2.6%         2.4%
                                                                =====          =====          =====        =====


   The following table sets forth revenue by business segment for the quarter and six months ended June 30, 2002 and 2001.



                                                   Quarter                                Six Months
                                               Ended June 30,                           Ended June 30,
                                        ---------------------------------       --------------------------------
                                          2002               2001                 2002             2001
                                        --------           --------             --------         --------
Distribution                            $322,837   97%     $339,312   97%       $571,629   97%   $605,476    96%
Staffing                                   8,333    3        11,837    3          16,356    3      23,786     4
                                        --------   ---     --------   ---       --------   ---   --------    ---
Total revenue                           $331,170   100%    $351,149  100%       $587,985   100%  $629,262    100%
                                        ========   ===     ========  ====       ========   ===   ========    ====

     The following narratives include the results of operations acquired during 2002. See Note 11 to the condensed consolidated financial statements. The acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition. Data presented in the following narratives referring to "same-store basis" excludes the effects of locations opened and closed during the prior twelve months.

QUARTER ENDED JUNE 30, 2002 VS. QUARTER ENDED JUNE 30, 2001

     Consolidated revenue for the three months ended June 30, 2002 decreased $20.0 million, or 6%, compared to the same period in 2001.

     Distribution segment revenue for the three months ended June 30, 2002, decreased $16.5 million, or 5%. On a same-store basis, revenue in the Distribution segment decreased $16.9 million or 5%, including a $10.8

                                    10 of 19
     million or 4% same-store sales decline in residential and light-commercial HVAC products and a 24% same-store sales decline to the manufactured housing market. Sales to the manufactured housing market, which represented 6% of the Distribution segment's second quarter revenue in 2002, continues to be affected by a tightened financing market for dealers and consumers. Revenue for the quarter reflects same-store sales gains in the southern markets offset by a sales decline in replacement systems in the western markets and lower overall sales of commercial products.

     Staffing segment revenue for the three months ended June 30, 2002 decreased $3.5 million or 30%, primarily due to weakened demand for temporary staffing services and the effect of seven location closures during 2001. On a same-store basis, revenue for the three months ended June 30, 2002 decreased $2.4 million, or 22%, over 2001.

     Consolidated gross profit for the three months ended June 30, 2002 decreased $2.7 million, or 3%, as compared to the same period in 2001, primarily as a result of the aforementioned revenue decrease. Gross profit margin for the three months ended June 30, 2002 increased to 24.5% in 2002 from 23.9% in 2001 primarily due to higher markups on certain product offerings.

     Consolidated selling, general and administrative expenses for the three months ended June 30, 2002 decreased $.9 million, or 2%, compared to the same period in 2001, primarily due to the aforementioned revenue decrease. Excluding goodwill amortization expense in 2001, selling, general and administrative expenses for the quarter ended June 30, 2002 remained flat. Selling, general and administrative expenses as a percent of revenue increased to 18.0% in 2002 from 17.3% in 2001, primarily due to the impact of fixed costs being spread over lower sales volume.

     Interest expense, net for the three months ended June 30, 2002 decreased approximately $.7 million, or 27%, compared to the same period in 2001, primarily due to improved cash flow and lower average borrowings during the quarter.

     The effective tax rate was 36.2% for the three months ended June 30, 2002 and 37.0% for the three months ended June 30, 2001 following the implementation of tax planning strategies.

SIX MONTHS ENDED JUNE 30, 2002 VS. SIX MONTHS ENDED JUNE 30, 2001

     Consolidated revenue for the six months ended June 30, 2002 decreased $41.3 million, or 7%, compared to the same period in 2001.

     Distribution segment revenue for the six months ended June 30, 2002, decreased $33.8 million, or 6%. On a same-store basis, revenue in the Distribution segment decreased $31.9 million or 5%, including a $23.8 million or 4% same-store sales decline in residential and light-commercial HVAC products and an 18% same-store sales decline to the manufactured housing market. Sales to the manufactured housing market, which represented 7% of the Distribution segment's revenue in 2002, continues to be affected by a tightened financing market for dealers and consumers. Revenue for the six months ended June 30, 2002 reflects same-store sales gains in the southern markets offset by a sales decline in replacement systems in the western markets and lower overall sales of commercial products.

     Staffing segment revenue for the six months ended June 30, 2002 decreased $7.4 million or 31%, primarily due to weakened demand for temporary staffing services and the effect of seven location closures during 2001. On a same-store basis, revenue for the three months ended June 30, 2002 decreased $4.9 million, or 23%, over 2001.

     Consolidated gross profit for the six months ended June 30, 2002 decreased $8.5 million, or 6%, as compared to the same period in 2001, primarily as a result of the aforementioned revenue decrease. Gross profit margin for the six months ended June 30, 2002 increased to 24.5% in 2002 from 24.3% in 2001 primarily due to higher markups on certain product offerings.

     Consolidated selling, general and administrative expenses for the six months ended June 30, 2002 decreased $6.7 million, or 5%, compared to the same period in 2001, primarily due to the aforementioned

                                    11 of 19
revenue decrease. Excluding goodwill amortization expense in 2001, selling, general and administrative expenses for the six months ended June 30, 2002 decreased $4.9 million, or 4%. Selling, general and administrative expenses as a percent of revenue increased to 19.8% in 2002 from 19.5% in 2001.

     Interest expense, net for the six months ended June 30, 2002 decreased approximately $1.7 million, or 32%, compared to the same period in 2001, primarily due to improved cash flow and lower average borrowings during the period.

     The effective tax rate was 36.1% for the six months ended June 30, 2002 and 37.0% for the six months ended June 30, 2001 following the implementation of tax planning strategies.

Restructuring Activities

     In September 2001, the Company's Board of Directors approved plans to integrate the operations of two subsidiaries and close six locations in the Distribution segment and close seven locations and exit certain licensee relationships in the Staffing segment. During the second quarter of 2002, based on a continued reassessment of such restructuring plans and activities, the Company determined that three of the six locations in the Distribution segment should remain open. In the Staffing segment, all seven locations were closed and the licensee relationships were terminated in 2001. The remaining restructuring activities are expected to be completed in 2002.

     During the six months ended June 30, 2002, the Company incurred pre-tax cash outflows of $.6 million. At June 30, 2002, a restructuring liability of $.5 million is included in accrued liabilities and an inventory valuation reserve of $.2 million is netted against inventories in the unaudited condensed consolidated balance sheet.

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

Revenue Recognition

     The Company's revenue recognition policy is significant because revenue is the key component of results of operations. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B. Revenue for the Company primarily consists of sales of air conditioning, heating and refrigeration equipment and related parts and supplies and service fee revenue from the Company's Staffing segment. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the amounts recognized are fixed and determinable, and (4) collectibility is reasonably assured. The Company records revenue after it receives a purchase commitment with a fixed determinable price from the customer and shipment of products or delivery of services has occurred.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends

                                    12 of 19
and other information. Although the Company believes its allowance is sufficient, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographical regions. Substantially all customer returns are under warranty by the Company's manufacturers. Accordingly, the Company's risk of loss for customer returns is mitigated.

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

Income Taxes

The Company provides for federal and state income taxes currently payable, as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities reflect the temporary differences between the financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The Company and its eligible subsidiaries file a consolidated United States federal income tax return. As the Company generally does not file its income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that calendar year. At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future.

Restructuring

     The Company records restructuring liabilities at the time the Board of Directors approves and commits to a restructuring plan that identifies all significant actions to be taken and the expected completion date of the plan is within a reasonable period of time. The restructuring liability includes those restructuring costs that can be reasonably estimated, are not associated with or do not benefit activities that will be continued and are not associated with or are not incurred to generate revenue after the plan's commitment date. Restructuring costs are incurred as a direct result of the plan and are incremental to other costs incurred by the Company in the conduct of its activities prior to the commitment date or existed prior to the commitment date under a contractual obligation that will either continue after the exit plan is completed with no economic benefit to the Company or reflect a penalty to cancel a contractual obligation.

Liquidity and Capital Resources

     Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating and investing activities and takes into consideration the seasonal demand of the Company's products, which peaks in the months of May through August. Significant factors affecting liquidity include the adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms, cash flows generated from operating activities, capital expenditures, the timing and extent of common stock repurchases and dividend policy.

                                    13 of 19

     In April 2002, the Company executed a bank-syndicated, unsecured revolving credit agreement which provides for borrowings of up to $225.0 million, expiring in April 2005. The new agreement replaced the Company's previous revolving credit agreement which was to expire on August 8, 2002. At June 30, 2002, $67.7 million was outstanding under this credit agreement. Borrowings under the agreement were used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the new revolving credit agreement bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company's financial performance (LIBOR plus 1.125% at June 30, 2002). The Company pays a variable commitment fee on the unused portion of the commitment. The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company's consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. The Company is in compliance with such covenants at June 30, 2002.

     On January 31, 2000, the Company entered into a $125.0 million private placement shelf facility. The uncommitted loan facility provides the Company with a source of long-term, fixed-rate financing as a complement to the variable rate borrowings available under its existing revolving credit facility. On February 7, 2001, the Company issued $30.0 million Senior Series A Notes ("Notes") bearing 7.07% interest under its private placement shelf facility. The Notes have an average life of 5 years with repayment in equal installments of $10.0 million beginning on April 9, 2005 until the final maturity on April 9, 2007. Interest is paid on a quarterly basis. The Company used the net proceeds from the issuance of the Notes for the repayment of a portion of its outstanding indebtedness under its revolving credit facility.

     The Company's Board of Directors has authorized the repurchase, at management's discretion, of up to 6.0 million shares of the Company's stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders' equity. During the six months ended June 30, 2002, the Company purchased approximately .7 million shares at a cost of approximately $9.8 million. In aggregate, the Company has repurchased 4.1 million shares at a cost of $45.0 million.

     Working capital increased to $278.7 million at June 30, 2002 from $269.7 million at December 31, 2001, primarily due to the Company's seasonal build-up of inventory in preparation for the spring and summer selling seasons. This increase was primarily funded by cash flows from operations.

     Net cash provided by operating activities was $13.2 million for the six months ended June 30, 2002 compared to net cash used in operating activities of $4.5 million for the same period in 2001, an increase of $17.7 million. This increase is primarily due to the impact of improved collection efforts and inventory management. During the trailing twelve-month period ended June 30, 2002, accounts receivable days sales improved to 45 in 2002 from 49 in 2001 and inventory turns improved to 4.4 in 2002 from 4.1 in 2001.

     Net cash used in investing activities increased to $3.4 million for the six months ended June 30, 2002 from $1.9 million for the same period in 2001, primarily due to business acquisitions in 2002.

     During 2002, the Company completed the purchase of the net assets and business of two wholesale distributors of air conditioning and heating products. Consideration for the acquisitions consisted of cash payments and the issuance of Common Stock aggregating $2.2 million. The acquisitions were not deemed to be material business combinations of the Company.

     For the six months ended June 30, 2002, net cash used in financing activities was $11.1 million primarily due to purchases of treasury stock of $9.9 million and repayments under the revolving credit agreement of $2.3 million, which were offset by net proceeds from issuances of common stock. Net cash provided by financing activities for the six months ended June 30, 2001 was $7.0 million primarily due to proceeds from the issuance of long-term notes in 2001, as discussed above.

     The Company believes it has adequate availability of capital from operations and its revolving credit agreement and private placement shelf facility to fund present operations and anticipated growth, including expansion in its current and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates; however, the Company currently has no

                                    14 of 19
binding agreement with respect to any acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

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

     At June 30, 2002, the Company had two interest rate swap agreements with an aggregate notional amount of $50.0 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company's LIBOR-based variable rate borrowings into fixed rate borrowings with a weighted average pay rate of 6.4%.

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

     The adoption of SFAS No. 133 in January 2001 resulted in a cumulative pre-tax reduction to OCI of $1.0 million ($.6 million after-tax). The Company recorded a loss of $1.2 million ($.7 million after-tax), a gain of $.6 million ($.4 million after-tax), a loss of $.4 million ($.3 million after-tax) and a loss of $.8 million ($.5 million after-tax) in OCI relating to the change in value of the cash flow hedges for the quarter and six months ended June 30, 2002 and 2001, respectively. At June 30, 2002 and December 31, 2001, the fair value of derivatives held by the Company was a liability of $3.8 million and $3.4 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

     During the six months ended June 30, 2002 and 2001, the Company reclassified $1.3 million and $.3 million, respectively from OCI to current period earnings (recorded as interest expense, net in the condensed consolidated statements of income). The net deferred loss recorded in accumulated OCI will be reclassified to earnings as interest payments occur. As of June 30, 2002, approximately $2.3 million in deferred losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (1.82% at June 30, 2002). All open derivative contracts mature by October 2007.

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

     The Company's shareholders should also be aware that while the Company does, at various times, communicate with securities analysts, it is against SEC regulation FD and the Company's policies to disclose to such analysts any material non-public information or other confidential information. Accordingly, our shareholders should not

                                    15 of 19
assume that the Company agrees with all statements or reports issued by such analysts. To the extent statements or reports issued by analysts contain projections, forecasts or opinions by such analysts about our Company, such reports are not the responsibility of the Company.

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

                                    16 of 19

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

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Securities Holders

           (a) The Company's 2002 Annual Meeting of Shareholders was held on June 4, 2002.

           (b) The Company's management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement. The following nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders (the Common Stock directors having been elected by holders of the Company's Common Stock voting as a single class and the Class B Common Stock directors having been elected by the Class B Common Stock shareholders voting as a single class):



                                                               Votes For     Votes Withheld
                                                               ---------     --------------
                Common Stock Directors
                ----------------------
                           Victor Lopez                       19,569,895         311,806
                           Alan Potamkin                      19,703,872         177,829
                           Paul F. Manley                     19,565,472         316,229

                Class B Common Stock Directors
                ------------------------------
                           Albert H. Nahmad                    3,347,498           5,216
                           Cesar L. Alvarez                    3,346,316           6,398
                           George Fugelsang                    3,347,498           5,216


                Additionally, Messrs. David B. Fleeman, Bob L. Moss and Roberto Motta will continue to serve as directors of the Company.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

           99.1 Certification from the Chief Executive Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification from the Chief Financial Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                                    17 of 19

           (b)    Reports on Form 8-K

           A report on Form 8-K dated May 22, 2002, disclosed in Item 4, Changes in Registrant's Certifying Accountant, that the Board of Directors of the Company and its Audit Committee dismissed Arthur Andersen LLP as the Company's independent public accountants and engaged Ernst & Young LLP to serve as the Company's independent public accountants for the fiscal year 2002.

                                    18 of 19

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



                                            WATSCO, INC.
                                            ------------------------------
                                            (Registrant)

                                            By: /s/ Barry S. Logan
                                                --------------------------
                                                Barry S. Logan
                                                Vice President and Secretary
                                                (Chief Financial Officer)


August 14, 2002


                                    19 of 19

                                 Exhibit Index


    Exhibit Number              Exhibit Description
    --------------              -------------------

         99.1 Certification from the Chief Executive Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         99.2 Certification from the Chief Financial Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.