Form 10-Q
period 2002-09-30
WATSCO INC
filed 2002-11-14
CIK 105016

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

or

☐  Transition Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Transition Period From
______ to ______

Commission file number 1-5581

I.R.S. Employer Identification Number 59-0778222

WATSCO, INC.
(a Florida Corporation)
2665 South Bayshore Drive, Suite 901
Coconut Grove, Florida 33133
Telephone: (305) 714-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: 22,233,835 shares of the Company’s Common Stock ($.50 par value), excluding treasury shares of 4,986,919 and 3,393,206 shares of the Company’s Class B Common Stock ($.50 par value), excluding treasury shares of 48,263 were outstanding as of November 1, 2002.

WATSCO, INC.

Index to Quarterly Report
on Form 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

WATSCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(In thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,299	$9,132
Accounts receivable, net	155,620	143,301
Inventories	189,713	185,943
Other current assets	13,711	18,823

Total current assets	366,343	357,199
Property and equipment, net	26,991	30,703
Intangible assets, net	125,531	124,737
Other assets	6,819	8,181

	$525,684	$520,820

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$296	$429
Accounts payable	75,902	58,127
Accrued liabilities	27,064	28,985

Total current liabilities	103,262	87,541

Long-term obligations:
Borrowings under revolving credit agreement	51,000	70,000
Long-term notes	30,000	30,000
Bank and other debt	1,237	1,900

Total long-term obligations	82,237	101,900
Deferred income taxes and other liabilities	10,387	8,959

Shareholders’ equity:
Common Stock, $.50 par value	13,614	13,391
Class B Common Stock, $.50 par value	1,721	1,661
Paid-in capital	215,289	210,859
Unearned compensation related to outstanding restricted stock	(9,032)	(9,772)
Accumulated other comprehensive loss, net of tax	(3,533)	(2,062)
Retained earnings	169,230	143,487
Treasury stock, at cost	(57,491)	(35,144)

Total shareholders’ equity	329,798	322,420

	$525,684	$520,820

See accompanying notes to condensed consolidated financial statements.

WATSCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Quarter and Nine Months Ended September 30, 2002 and 2001
(In thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$326,286	$336,008	$914,271	$965,270
Cost of sales	246,275	254,959	689,695	731,448
Cost of sales – restructuring	(74)	328	246	328

Gross profit	80,085	80,721	224,330	233,494
Selling, general and administrative expenses	59,875	62,471	176,515	185,352
Restructuring costs	(75)	3,017	(539)	3,017

Operating income	20,285	15,233	48,354	45,125
Interest expense, net	1,739	2,408	5,520	7,936

Income before income taxes	18,546	12,825	42,834	37,189
Income taxes	6,704	4,745	15,484	13,759

Net income	$11,842	$8,080	$27,350	$23,430

Earnings per share:
Basic	$0.47	$0.31	$1.06	$0.90

Diluted	$0.45	$0.29	$1.02	$0.86

Weighted average shares and equivalent shares used to calculate earnings per share:
Basic	25,369	25,971	25,739	25,958

Diluted	26,367	27,424	26,912	27,299

See accompanying notes to condensed consolidated financial statements.

WATSCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2001
(In thousands)
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$27,350	$23,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,957	9,147
Provision for doubtful accounts	3,787	3,631
Tax benefit from exercise of stock options	2,717	212
Other, net	(270)	(37)
Restructuring costs and other non-cash charges	(293)	5,915
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,407)	(14,407)
Inventories	(3,095)	(4,757)
Accounts payable and accrued liabilities	14,377	3,106
Other, net	7,247	2,819

Net cash provided by operating activities	42,370	29,059

Cash flows from investing activities:
Capital expenditures	(3,276)	(3,990)
Business acquisitions, net of cash acquired	(1,864)	—
Proceeds from sale of property and equipment	2,256	1,281

Net cash used in investing activities	(2,884)	(2,709)

Cash flows from financing activities:
Purchase of treasury stock	(22,170)	(1,715)
Net repayments under revolving credit agreement	(19,000)	(48,000)
Common stock dividends	(2,250)	(1,958)
Net repayments of bank and other debt	(796)	(1,696)
Payment of debt acquisition costs	(775)	—
Net proceeds from issuances of common stock	3,672	637
Proceeds from issuance of long-term notes	—	30,000

Net cash used in financing activities	(41,319)	(22,732)

Net increase (decrease) in cash and cash equivalents	(1,833)	3,618
Cash and cash equivalents at beginning of period	9,132	4,781

Cash and cash equivalents at end of period	$7,299	$8,399

See accompanying notes to condensed consolidated financial statements.

WATSCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(In thousands, except share data)
(Unaudited)

1.
The condensed consolidated balance sheet as of December 31, 2001, which has been derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein.

These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001.

The Company has two reportable business segments—the distribution of air conditioning, heating and refrigeration equipment and related parts and supplies (“Distribution”) segment and a national temporary staffing and permanent placement services (“Staffing”) segment.

2.
The results of operations for the quarter and nine months ended September 30, 2002, are not necessarily indicative of the expected results for the year ending December 31, 2002. Sales of residential central air conditioners, heating equipment and parts and supplies by the Company have historically been seasonal with revenue generally increasing during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter.

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

4.
Basic earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding. Diluted earnings per share additionally assumes, if dilutive, any added dilution from common stock equivalents. Shares used to calculate earnings per share are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average shares outstanding	25,368,994	25,970,994	25,739,479	25,957,645
Dilutive stock options and restricted shares of common stock	997,547	1,452,608	1,172,030	1,341,108

Shares for diluted earnings per share	26,366,541	27,423,602	26,911,509	27,298,753

Stock options and restricted shares of common stock outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	1,850,538	2,552,086	1,517,109	2,715,137

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

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged items affect earnings as interest payments occur. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction to OCI of $1,001 ($629 after-tax). The Company recorded a loss of $1,840 ($1,175 after-tax), a loss of $2,511 ($1,582 after-tax), a loss of $2,226 ($1,450 after-tax) and a loss of $3,305 ($2,082 after-tax) in OCI relating to the changes in fair value of the cash flow hedges for the quarters and nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002 and December 31, 2001, the fair value of derivatives held by the Company was a liability of $5,650 and $3,424, respectively, which is included in deferred income taxes and other liabilities in the accompanying condensed consolidated balance sheets.

During the nine months ended September 30, 2002 and 2001, the Company reclassified $1,887 and $666, respectively from OCI to current period earnings (recorded as interest expense, net in the condensed consolidated statements of income). The net deferred loss recorded in OCI will be reclassified to earnings as interest payments occur. As of September 30, 2002, approximately $2,100 in deferred losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (1.72% at September 30, 2002). All open derivative contracts mature by October 2007.

6.
Comprehensive income consists of net income, changes in the value of available-for-sale securities and derivative instruments and the cumulative effect of a change in accounting principle as further discussed in Note 5 to the condensed consolidated financial statements. Components of the Company’s comprehensive income are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$11,842	$8,080	$27,350	$23,430
Unrealized holding losses on investments arising during the period, net of income tax benefit of $14, $25, $12 and $27, respectively	(25)	(43)	(21)	(46)
Cumulative effect of a change in accounting principle, net of income tax benefit of $372	—	—	—	(629)
Loss on derivative instruments, net of income tax benefit of $665, $929, $776 and $1,223, respectively	(1,175)	(1,582)	(1,450)	(2,082)

Comprehensive income	$10,642	$6,455	$25,879	$20,673

7.
In September 2001, the Company’s Board of Directors approved plans to integrate the operations of two subsidiaries and close six locations in the Distribution segment and close seven locations and exit certain licensee relationships in the Staffing segment. During the second quarter of 2002, based on a continued reassessment of such restructuring plans and activities, the Company determined that three of the six locations in the Distribution segment should remain open. In the Staffing segment, all seven locations were closed and the licensee relationships were terminated in 2001. The Company’s restructuring activities are substantially complete as of September 30, 2002.

The following table summarizes the Company’s restructuring liabilities and valuation reserves for the nine months ended September 30, 2002:

	Balance December 31, 2001	Cash Payments	Write-down of Assets to Net Realizable Value	Change in Estimate	Balance September 30, 2002
Noncancelable lease obligations	$1,091	$(557)	$—	$(486)	$48
Discontinued product lines	328	—	(574)	246	—
Other	294	(241)	—	(53)	—

	$1,713	$(798)	$(574)	$(293)	$48

At September 30, 2002, a restructuring liability of $48 is included in accrued liabilities in the unaudited condensed consolidated balance sheet.

The restructuring charges were determined based on formal plans approved by the Company’s Board of Directors using the best information available to it at the time. The Company’s restructuring activities have resulted in a simplified operating structure that should enhance future profitability.

8.
On January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. In lieu of amortizing goodwill, the Company was required to perform an initial impairment review of goodwill as of the transition date of January 1, 2002 and will perform annual impairment reviews thereafter. The initial impairment review as of the transition date of January 1, 2002 was completed in the second quarter and resulted in no goodwill impairment charge.

Net income and basic and diluted earnings per share, adjusted to exclude amounts no longer being amortized are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income	$11,842	$8,080	$27,350	$23,430

Adjustments:
Goodwill amortization expense	—	905	—	2,701
Income tax effect	—	(335)	—	(999)
Adjusted net income	$11,842	$8,650	$27,350	$25,132

Basic earnings per share:
Reported	$0.47	$0.31	$1.06	$0.90
Adjusted	$0.47	$0.33	$1.06	$0.97
Diluted earnings per share:
Reported	$0.45	$0.29	$1.02	$0.86
Adjusted	$0.45	$0.32	$1.02	$0.92

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring),” which requires recognition of a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The adoption of SFAS 146 is not expected to have a material impact on the consolidated results of operations or financial position of the Company.

On January 1, 2002 the Company also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. There was no impact to the Company’s operating results or financial position related to the adoption of this standard.

9.
The Company has two reportable business segments—Distribution and Staffing. The Distribution segment has similar products, vendors, customers, marketing strategies and operations. The operating segments are managed separately because each offers distinct products and services. Segment data is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001(1)	2002	2001(1)
Revenue:

Distribution	$317,337	$325,515	$888,966	$930,991
Staffing	8,949	10,493	25,305	34,279

	$326,286	$336,008	$914,271	$965,270

Operating income (loss):

Distribution	$23,529	$19,652	$56,946	$53,196
Staffing	(80)	(2,686)	(701)	(2,414)
Corporate expenses	(3,164)	(1,733)	(7,891)	(5,657)

	$20,285	$15,233	$48,354	$45,125

(1)
As discussed in Note 8, effective January 1, 2002, the Company adopted SFAS No. 142, which requires that indefinite-lived intangible assets and goodwill no longer be subject to amortization. Goodwill amortization expense recorded in segment operating income for the quarter and nine months ended September 30, 2001 is as follows: Distribution—$863 and $2,561, respectively, and Staffing—$42 and $140, respectively. Excluding goodwill amortization expense, segment operating income (loss) for the quarter and nine months ended September 30, 2001 is as follows: Distribution—$20,515 and $55,757, respectively, and Staffing—$(2,644) and $(2,274), respectively.

10.
In April 2002, the Company executed a bank-syndicated, unsecured revolving credit agreement which provides for borrowings of up to $225,000, expiring in April 2005. The new agreement replaced the Company’s previous revolving credit agreement, which expired on August 8, 2002. Borrowings under the new revolving credit agreement bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company’s financial performance (LIBOR plus 1.125% at September 30, 2002). The Company pays a variable commitment fee on the unused portion of the commitment. The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company’s consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. The Company is in compliance with such covenants at September 30, 2002.

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

In May 2002, a wholly-owned subsidiary of the Company completed the purchase of the net assets and business of a wholesale distributor of air conditioning and heating products that operates from four locations in Mississippi. Consideration for the acquisition consisted of cash payments aggregating $1,177. The acquisition was accounted for under the purchase method of accounting and, accordingly, its results of operations have been included in the unaudited condensed consolidated statement of income beginning on the date of acquisition. This acquisition was not deemed to be a material business combination by the Company.

12.
On April 15, 2002, the Company granted a loan in the amount of $160 to the Company’s Chief Financial Officer for the purchase of a primary residence, which is included in other assets at September 30, 2002. The loan bears interest at 5%, payable annually, and matures on April 15, 2007. The loan was approved by the Compensation Committee of the Company’s Board of Directors and was made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons and does not involve more than normal risk of collectibility.

13.	The Company declared quarterly cash dividends of 3 cents and 2 ½ cents per share, in 2002 and 2001, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Watsco, Inc. and its subsidiaries (collectively, the “Company” or “Watsco”) is the largest independent distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. The Company has two business segments—the HVAC distribution (“Distribution”) segment and a national temporary staffing and permanent placement services (“Staffing”) segment.

The following table sets forth, as a percentage of revenue, the Company’s condensed consolidated statement of income data for the quarter and nine months ended September 30, 2002 and 2001:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.5	75.9	75.5	75.8
Cost of sales—restructuring	—	.1	—	—

Gross profit	24.5	24.0	24.5	24.2
Selling, general and administrative expenses	18.3	18.6	19.3	19.2
Restructuring costs	—	.9	(.1)	.3

Operating income	6.2	4.5	5.3	4.7
Interest expense, net	(0.5)	(0.7)	(0.6)	(0.8)
Income taxes	(2.1)	(1.4)	(1.7)	(1.5)

Net income	3.6%	2.4%	3.0%	2.4%

The following table sets forth revenue by business segment for the quarter and nine months ended September 30, 2002 and 2001.

	Quarter Ended September 30,				Nine Months Ended September 30,
	2002		2001		2002		2001
Distribution	$317,337	97%	$325,515	97%	$888,966	97%	$930,991	96%
Staffing	8,949	3%	10,493	3%	25,305	3%	34,279	4%

Total revenue	$326,286	100%	$336,008	100%	$914,271	100%	$965,270	100%

The following narratives include the results of operations acquired during 2002. See Note 11 to the condensed consolidated financial statements. The acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the consolidated results of the Company beginning on their respective dates of acquisition. Data presented in the following narratives referring to “same-store basis” excludes the effects of locations opened and closed during the prior twelve months.

QUARTER ENDED SEPTEMBER 30, 2002 VS. QUARTER ENDED SEPTEMBER 30, 2001

Consolidated revenue for the quarter ended September 30, 2002 decreased $9.7 million, or 3%, compared to the same period in 2001.

Distribution segment revenue for the quarter ended September 30, 2002, decreased $8.2 million, or 3%. On a same-store basis, revenue in the Distribution segment decreased $7.1 million or 2%, including a $3.2 million or 1% same-store sales decline in residential and light-commercial HVAC products and a 12% same-store sales decline to the manufactured housing market. Sales to the manufactured housing market, which represented 6% of the Distribution segment’s third quarter revenue in 2002, continues to be affected by a tightened financing market for dealers and consumers. Revenue for the quarter reflects same-store sales gains in the southeastern markets offset by a sales decline in other markets and lower overall sales of commercial products.

Staffing segment revenue for the quarter ended September 30, 2002 decreased $1.5 million or 15%, primarily due to weakened demand for temporary staffing services and the effect of seven location closures during 2001. On a same-store basis, revenue for the quarter ended September 30, 2002 decreased $1.0 million, or 10%, over 2001.

Consolidated gross profit for the quarter ended September 30, 2002 decreased $.6 million, or 1%, as compared to the same period in 2001, primarily as a result of the aforementioned revenue decrease. Gross profit margin for the quarter ended September 30, 2002 increased to 24.5% in 2002 from 24.0% in 2001. Excluding restructuring charges in 2001, gross profit margin increased to 24.5% in 2002 from 24.1% in 2001 primarily due to higher markups on certain product offerings.

Consolidated selling, general and administrative expenses for the quarter ended September 30, 2002 decreased $5.7 million, or 9%, compared to the same period in 2001, primarily due to the revenue decrease discussed above and restructuring charges. Excluding goodwill amortization expense and restructuring charges incurred in 2001, selling, general and administrative expenses for the quarter ended September 30, 2002 decreased $1.7 million, or 3%. Selling, general and administrative expenses as a percent of revenue decreased to 18.3% in 2002 from 19.5% in 2001. Excluding goodwill amortization expense and restructuring charges, selling, general and administrative expenses as a percent of revenue increased to 18.4% in 2002 from 18.3% in 2001, primarily due to the impact of fixed costs being spread over lower sales volume.

Interest expense, net for the quarter ended September 30, 2002 decreased approximately $.7 million, or 28%, compared to the same period in 2001, primarily due to lower average borrowings during the quarter.

The effective tax rate was 36.2% for the quarter ended September 30, 2002 and 37.0% for the quarter ended September 30, 2001 following the implementation of state tax planning strategies.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

Consolidated revenue for the nine months ended September 30, 2002 decreased $51.0 million, or 5%, compared to the same period in 2001.

Distribution segment revenue for the nine months ended September 30, 2002, decreased $42.0 million, or 5%. On a same-store basis, revenue in the Distribution segment decreased $38.9 million or 4%, including a $27.0 million or 3% same-store sales decline in residential and light-commercial HVAC products and a 16% same-store sales decline to the manufactured housing market. Sales to the manufactured housing market, which represented 7% of the Distribution segment’s revenue in 2002, continue to be affected by a tightened financing market for dealers and consumers. Revenue for the nine months ended September 30, 2002 reflects same-store sales gains in the southeastern markets offset by a sales decline in other markets and lower overall sales of commercial products.

Staffing segment revenue for the nine months ended September 30, 2002 decreased $9.0 million or 26%, primarily due to weakened demand for temporary staffing services and the effect of seven location closures during 2001. On a same-store basis, revenue for the nine months ended September 30, 2002 decreased $5.9 million, or 19%, over 2001.

Consolidated gross profit for the nine months ended September 30, 2002 decreased $9.2 million, or 4%, as compared to the same period in 2001, primarily as a result of the aforementioned revenue decrease. Gross profit margin for the nine months ended September 30, 2002 increased to 24.5% in 2002 from 24.2% in 2001 primarily due to higher markups on certain product offerings.

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2002 decreased $12.4 million, or 7%, compared to the same period in 2001, primarily due to the aforementioned revenue decrease. Excluding goodwill amortization expense and restructuring charges, selling, general and administrative expenses for the nine months ended September 30, 2002 decreased $6.1 million, or 3%. Selling, general and administrative expenses as a percent of revenue decreased to 19.2% in 2002 from 19.5% in 2001. Excluding goodwill amortization expense and restructuring charges incurred in 2001, selling, general and administrative expenses as a percent of revenue increased to 19.3% in 2002 from 18.9% in 2001 primarily due to the impact of fixed cost being spread over lower sales volume.

Interest expense, net for the nine months ended September 30, 2002 decreased approximately $2.4 million, or 30%, compared to the same period in 2001, primarily due to lower average borrowings during the period.

The effective tax rate was 36.1% for the nine months ended September 30, 2002 and 37.0% for the nine months ended September 30, 2001 following the implementation of state tax planning strategies.

Restructuring Activities

In September 2001, the Company’s Board of Directors approved plans to integrate the operations of two subsidiaries and close six locations in the Distribution segment and close seven locations and exit certain licensee relationships in the Staffing segment. During the second quarter of 2002, based on a continued reassessment of such restructuring plans and activities, the Company determined that three of the six locations in the Distribution segment should remain open. In the Staffing segment, all seven locations were closed and the licensee relationships were terminated in 2001. The Company’s restructuring activities are substantially complete as of September 30, 2002.

During the nine months ended September 30, 2002, the Company incurred pre-tax cash outflows of $.8 million to carry out its restructuring plans.

Critical Accounting Policies

The accounting policies below are critical to the Company’s business operations and the understanding of results of operations. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company’s revenue recognition policy is significant because revenue is the key component of results of operations. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 101A and 101B. Revenue for the Company primarily consists of sales of air conditioning, heating and refrigeration equipment and related parts and supplies from the Company’s Distribution segment and service fee revenue from the Company’s Staffing segment. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the amounts recognized are fixed and determinable, and (4) collectibility is reasonably assured. The Company records revenue after it receives a purchase commitment with a fixed determinable price from the customer and shipment of products or delivery of services has occurred.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company establishes and monitors the allowance for doubtful accounts based on the credit risk of specific customers, customer concentrations, historical trends and other information. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. Substantially all customer returns relate to products that are believed to be under warranty by the Company’s manufacturers. Accordingly, the Company believes that its risk of loss for customer returns is mitigated.

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

Income Taxes

The Company provides for federal and state income taxes currently payable, as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities reflect the temporary differences between the financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The Company and its eligible subsidiaries file a consolidated United States federal income tax return. As the Company generally does not file its income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that calendar year. At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full calendar year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future.

Restructuring

The Company records restructuring liabilities at the time the Board of Directors approves and commits to a restructuring plan that identifies all significant actions to be taken and the expected completion date of the plan is within a reasonable period of time. The restructuring liability includes those restructuring costs that can be reasonably estimated, are not associated with or do not benefit activities that will be continued and are not associated with or are not incurred to generate revenue after the plan’s commitment date. Restructuring costs are incurred as a direct result of the plan and are incremental to other costs incurred by the Company in the conduct of its activities prior to the commitment date or existed prior to the commitment date under a contractual obligation that will either continue after the exit plan is completed with no economic benefit to the Company or reflect a penalty to cancel a contractual obligation. If actual costs incurred are different than original estimates, or if the Company alters the original plan, then additional provisions or reversals may be recorded in later periods. The Company’s restructuring activities are substantially complete as of September 30, 2002.

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investing activities and takes into consideration the seasonal demand of the Company’s products, which peaks in the months of May through August. Significant factors affecting liquidity include the adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms, cash flows generated from operating activities, capital expenditures, the timing and extent of common stock repurchases and dividend policies.

In April 2002, the Company executed a bank-syndicated, unsecured revolving credit agreement which provides for borrowings of up to $225.0 million, expiring in April 2005. The new agreement replaced the Company’s previous revolving credit agreement which expired on August 8, 2002. At September 30, 2002, $51.0 million was outstanding under this credit agreement. Borrowings under the agreement were used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the new revolving credit agreement bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company’s financial performance (LIBOR plus 1.125% at September 30, 2002). The Company pays a variable commitment fee on the unused portion of the commitment. The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company’s consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. The Company is in compliance with such covenants at September 30, 2002.

The Company has a $125.0 million private placement shelf facility. The uncommitted loan facility provides the Company with a source of long-term, fixed-rate financing as a complement to the variable rate borrowings available under its existing revolving credit facility. On February 7, 2001, the Company issued $30.0 million Senior Series A Notes (“Notes”) bearing 7.07% interest under its private placement shelf facility. The Notes have an average life of 5 years with repayment in equal installments of $10.0 million beginning on April 9, 2005 until the final maturity on April 9, 2007. Interest is paid on a quarterly basis. The Company used the net proceeds from the issuance of the Notes for the repayment of a portion of its outstanding indebtedness under its revolving credit facility.

The Company’s Board of Directors has authorized the repurchase, at management’s discretion, of up to 6.0 million shares of the Company’s stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. During the nine months ended September 30, 2002, the Company purchased approximately 1.5 million shares at a cost of approximately $22.2 million. In aggregate, the Company has repurchased 4.9 million shares at a cost of $57.3 million.

Working capital decreased to $263.1 million at September 30, 2002 from $269.7 million at December 31, 2001. Increases in accounts receivable and inventory, which are attributable to the seasonal increase in sales volume were more than offset by increases in accounts payable.

Net cash provided by operating activities was $42.4 million for the nine months ended September 30, 2002 compared to net cash provided by operating activities of $29.1 million for the same period in 2001, an increase of $13.3 million. This increase is primarily due to the impact of improved collection efforts and inventory management. During the trailing twelve-month period ended September 30, 2002, accounts receivable days sales outstanding improved to 44 in 2002 from 48 in 2001 and inventory turns improved to 4.6 in 2002 from 4.2 in 2001.

Net cash used in investing activities increased to $2.9 million for the nine months ended September 30, 2002 from $2.7 million for the same period in 2001, primarily due to business acquisitions in 2002. During 2002, the Company completed the purchase of the net assets and business of two wholesale distributors of air conditioning and heating products. Consideration for the acquisitions consisted of cash payments of $1.9 million and the issuance of Common Stock of $.3 million. Both individually and in the aggregate, the acquisitions were not deemed to be material business combinations of the Company. The increase in investing activities was offset by proceeds from the sale of property and equipment.

For the nine months ended September 30, 2002, net cash used in financing activities was $41.3 million primarily due to purchases of treasury stock of $22.2 million and repayments under the revolving credit agreement of $19.0 million, which were partially offset by net proceeds from issuances of common stock on option exercises. Net cash used in financing activities for the nine months ended September 30, 2001 was $22.7 million primarily due to repayments under the revolving credit agreement of $48.0 million, which were primarily offset by proceeds from the issuance of long-term notes of $30.0 million in 2001, as discussed above.

The Company believes it has adequate availability of capital from operations and its revolving credit agreement and the private placement shelf facility to fund present operations and anticipated growth, including expansion in its current and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates; however, the Company currently has no binding agreement with respect to any acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

Safe Harbor Statement

This quarterly report contains statements which, to the extent they are not historical fact, constitute “forward looking statements” under the securities laws, including statements regarding acquisitions, financing agreements and industry, demographic and other trends affecting the Company. All forward looking statements involve risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from those contemplated or projected, forecasted, estimated, budgeted, expressed or implied by or in such forward looking statements. The forward looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws.

The Company’s shareholders should also be aware that while the Company does, at various times, communicate with securities analysts, it is against SEC regulation FD and the Company’s policies to disclose to such analysts any material non-public information or other confidential information. Accordingly, our shareholders should not assume that the Company agrees with all statements or reports issued by such analysts. To the extent statements or reports issued by analysts contain projections, forecasts or opinions by such analysts about our Company, such reports are not the responsibility of the Company.

For additional information identifying some other important factors which may affect the Company’s operations and markets and could cause actual results to vary materially from those anticipated in the forward looking statements, see the Company’s Securities and Exchange Commission filings, including but not limited to, the discussion included in the Business section of the Company’s Form 10-K under the heading “Business Risk Factors”.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure consists of interest rate risk. The Company’s objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company uses interest rate swaps to manage net exposure to interest rate changes to its borrowings. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described below are non-trading.

At September 30, 2002, the Company had two interest rate swap agreements with an aggregate notional amount of $50.0 million to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company’s LIBOR-based variable rate borrowings into fixed rate borrowings with a weighted average pay rate of 6.4%.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the income statement when the hedged items affect earnings as interest payments occur. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative pre-tax reduction to OCI of $1.0 million ($.6 million after-tax). The Company recorded a loss of $1.8 million ($1.2 million after-tax), a loss of $2.5 million ($1.6 million after-tax), a loss of $2.2 million ($1.5 million after-tax) and a loss of $3.3 million ($2.1 million after-tax) in OCI relating to the change in value of the cash flow hedges for the quarter and nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002 and December 31, 2001, the fair value of derivatives held by the Company was a liability of $5.7 million and $3.4 million, respectively, which is included in deferred income taxes and other liabilities in the accompanying condensed consolidated balance sheets.

During the nine months ended September 30, 2002 and 2001, the Company reclassified $1.9 million and $.7 million, respectively from OCI to current period earnings (recorded as interest expense, net in the condensed consolidated statements of income). The net deferred loss recorded in accumulated OCI will be reclassified to earnings as interest payments occur. As of September 30, 2002, approximately $2.1 million in deferred losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (1.72% at September 30, 2002). All open derivative contracts mature by October 2007.

Item 4.    Controls and Procedures

Based on their most recent evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was completed within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures required to be included in this Quarterly Report, were effective as of the date of their evaluation in timely alerting them to material information relating to the Company, including its consolidated subsidiaries. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

WATSCO, INC.
(Registrant)

By: /s/ Barry S. Logan
      Barry S. Logan
      Vice President and Secretary
      (Chief Financial Officer)

November 14, 2002

CERTIFICATIONS

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Albert H. Nahmad, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Watsco, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Albert H. Nahmad
Albert H. Nahmad
Chief Executive Officer

CERTIFICATIONS

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Barry S. Logan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Watsco, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Barry S. Logan
Barry S. Logan
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
EXHIBIT 99.1	Certification from the Chief Executive Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 99.2	Certification from the Chief Financial Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.