Form 10-K
period 2002-12-31
WATSCO INC
filed 2003-03-31
CIK 105016

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and
          Exchange Act of 1934

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002

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

        Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K. ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2002 was approximately $412 million.

The number of shares of common stock outstanding as of March 20, 2003 was 22,296,748 shares of Common Stock, excluding treasury shares of 5,127,750, and 3,576,913 shares of Class B Common Stock, excluding treasury shares of 48,263.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2002, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12 and
13) will be incorporated by reference from the Registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

                                  WATSCO, INC.

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2002

                                                                                     PAGE
                                                                                     ----
PART I

Item 1.    Business                                                                    3

Item 2.    Properties                                                                  8

Item 3.    Legal Proceedings                                                           9

Item 4.    Submission of Matters to a Vote of Security Holders                         9

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder

           Matters                                                                     9

Item 6.    Selected Consolidated Financial Data                                       10

Item 7.    Management's Discussion and Analysis of Financial Condition and

           Results of Operations                                                      10

Item 7A.   Qualitative and Quantitative Disclosures about Market Risk                 10

Item 8.    Consolidated Financial Statements and Supplementary Data                   10

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                       10

PART III                                                                              10

PART IV

Item 14.   Controls and Procedures                                                    11

Item 15.   Exhibits, Consolidated Financial Statement Schedules and
           Reports on Form 8-K                                                        11

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's business and acquisition strategies, (ii) potential acquisitions by the Company,
(iii) the Company's financing plans and (iv) industry, demographic and other trends affecting the Company's financial condition or results of operations. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of several factors, including general economic conditions affecting general business spending, consumer spending, consumer debt levels, weather conditions, prevailing interest rates, competitive factors and the ability of the Company to continue to implement its business and acquisition strategies. In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on the Company or its business or operations.

ITEM 1.   BUSINESS

GENERAL

Watsco, Inc. (the "Registrant" or "Company") was incorporated in 1956 and is the largest independent distributor of air conditioning, heating, and refrigeration equipment and related parts and supplies ("HVAC") in the United States. The Company has two business segments - the HVAC distribution ("Distribution") segment, which accounted for 97% of 2002 revenue and presently operates from 276 locations in 31 states and a national temporary staffing and permanent placement services ("Staffing") segment, which accounted for 3% of 2002 revenue. The Company's revenue has increased from $80 million in 1989 to over $1.18 billion in 2002 via a strategy of acquisitions and internal growth. See Note 13 to the Company's consolidated financial statements for more information regarding revenue, operating income, assets and other financial information on the Company's Distribution and Staffing segments as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's principal executive offices are located at 2665 South Bayshore Drive, Suite 901, Coconut Grove, Florida 33133, and its telephone number is
(305) 714-4100. E-mail may be sent to the Company at mweber@watsco.com.

RESIDENTIAL CENTRAL AIR CONDITIONING, HEATING AND REFRIGERATION INDUSTRY

According to data published by the Air Conditioning and Refrigeration Institute ("ARI") and Gas Appliance Manufacturers Association, the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the United States is approximately $20 billion with unitary equipment shipments having grown at a compounded annual rate of 6% since 1993. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Corporation ("Carrier"), a subsidiary of United Technologies Corporation, Goodman Manufacturing Corporation, Rheem Manufacturing Company ("Rheem"), American Standard Companies Inc. ("American Standard"), York International Corporation ("York"), Lennox International, Inc. ("Lennox") and Nordyne Corporation ("Nordyne"), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for the consumer.

Residential central air conditioning and heating equipment is sold to both the replacement and the homebuilding markets. The replacement market has increased substantially in size and importance over the past several years as a result of the aging of the installed base of residential central air conditioners, the introduction of new energy efficient models, the upgrading of existing homes to central air conditioning and the consumers' overall unwillingness to live without air conditioning or heating products. According to industry data, over 120 million central air conditioning units and warm air gas furnaces have been installed in the United States in the past 20 years. Many units installed during this period have reached the end of their useful lives, thus providing a growing and substantial replacement market. The mechanical life of central air conditioning and warm-air gas furnaces varies by geographical region due to usage and is estimated to range from 8 to 20 years.

The Company also sells products to the refrigeration market. Such products include condensing units, compressors, evaporators, valves, refrigerant, walk-in coolers and ice machines for industrial and commercial applications. The Company distributes products manufactured by Copeland Compressor Corporation, a subsidiary of Emerson Electric Co., Tecumseh Products Company, and The Manitowoc Company, Inc.

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

Strategy in Existing Markets The Company's strategy for growth in existing
----------------------------
markets focuses on satisfying the needs of the higher growth, higher margin replacement market, where customers generally demand immediate, convenient and reliable service. In response to this need, the Company's focus is to (i) offer expansive product lines, including the necessary equipment, parts and supplies to enable a contractor to install or repair a central air conditioner, furnace or refrigeration system, (ii) maintain multiple warehouse locations for increased customer convenience, (iii) maintain well-stocked inventories to ensure that customer orders are filled in a timely manner, (iv) provide a high degree of technical expertise at the point of sale and (v) develop and implement technological strategies to further enhance customer service capabilities. The Company believes these concepts provide a competitive advantage over smaller, lesser-capitalized competitors who are unable to commit resources to open additional locations, implement technological business solutions, provide the same variety of products as the Company, maintain the same inventory levels or attract the wide range of expertise that is required to support a diverse product offering. The Company also believes that in some geographic areas it has a competitive advantage over factory-operated distributor networks who typically do not maintain as diversified inventories of parts and supplies and whose fewer number of warehouse locations compared to the Company make it more difficult to meet the time-sensitive demands of the replacement market.

In addition to the replacement market, the Company sells to the homebuilding market, including both traditional site-built homes and manufactured housing. The Company believes that its reputation for reliable, high-quality service and its relationships with contractors, who may serve both the replacement and new construction markets, allow it to compete effectively in these markets.

The Company has also developed private-label brand strategies as a means to obtain market share and grow revenue. Historically, the Company's ability to expand product offerings of HVAC equipment has been dependent on the granting of distribution rights by the industry's major manufacturers. In 1999, the Company introduced a private-label brand of equipment, "Grandaire," that is currently being distributed from 83 locations in one of its subsidiaries located in the Southeast United States. Based on the launch of this value-oriented brand, the Company pursued and, on January 1, 2002, executed an exclusive licensing arrangement with Whirlpool Corporation (the "Whirlpool Licensing Agreement"), the nation's leading manufacturer of appliances. Under the Whirlpool Licensing Agreement, the Company plans to introduce during the spring of 2003 a line of Whirlpool(R)-branded HVAC equipment targeted at both the replacement and new homebuilding markets.

Acquisition Strategy The Company's acquisition strategy is focused on acquiring
--------------------
businesses that complement the Company's presence in existing markets or establishing a presence in new markets. Since 1989, the Company has acquired 42 distributors of air conditioning, heating and refrigeration products, 11 of which operate as primary operating subsidiaries of the Company. The other smaller distributors acquired have been integrated into the Company's primary operating subsidiaries.

Distribution Rights The Company actively seeks new or expanded territories of
-------------------
distribution from the major equipment manufacturers. The Company maintains significant distribution relationships with Rheem, Carrier, Nordyne, American Standard and York.

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

The Company maintains a specialized functional support staff at its corporate headquarters to support the individual operating subsidiaries' strategies for growth in their respective markets. Such functional support includes specialists in finance, information technology, accounting, human resources, product procurement, treasury and working capital management, tax planning, risk management and safety. The Company targets certain general and administrative expenses for cost savings initiatives that leverage the Company's overall volume and improve operating efficiencies.

Technology The Company's technology initiatives include: (i) implementation of
----------
effective point-of-sale systems that allow timely and effective customer service, including up-to-date pricing and inventory availability, (ii) enabling connectivity by customers to the subsidiaries' operating software and (iii) a web site, ACDoctor.com, which provides homeowners and businesses useful information and a variety of services.

In addition to point-of-sale systems at each operating location, the Company's subsidiaries have operating software that allows customers to access the Company's systems on-line 24 hours a day, 7 days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments.

ACDoctor.com provides consumers useful information in areas that broaden knowledge about HVAC products. The site highlights new products and allows homeowners and businesses to locate, select and hire a licensed contractor. The primary functionality of the site provides consumers a choice of contractors in their area that can service their air conditioning and heating systems.

DESCRIPTION OF BUSINESS

DISTRIBUTION SEGMENT

Products The Company sells an expansive line of products and maintains a diverse
--------
mix of inventory to meet its customers' immediate needs. The Company seeks to provide products a contractor would generally require when installing or repairing a central air conditioner, furnace or refrigeration system. The products distributed by the Company in its markets consist of: (i) equipment, including residential central air conditioners ranging from 1-1/2 to 5 tons*, light commercial air conditioners ranging up to 20 tons, gas, electric and oil furnaces ranging from 50,000 to 150,000 BTUs, commercial air conditioning and heating equipment and systems ranging from 5 to 25 tons, and other specialized equipment; (ii) parts, including replacement compressors, evaporator coils, thermostats, motors and other component parts; and (iii) supplies, including insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives and other ancillary supplies.

Sales of air conditioning and heating equipment accounted for approximately 52%, 53% and 52% of revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Sales of parts and supplies (currently sourced through a network of over 1,500 different vendors) comprised 48%, 47% and 48% of revenue for such periods respectively.

Distribution and Sales The Company currently operates from 276 locations, most
----------------------
of which are located in regions that the Company believes have favorable demographic trends. The Company maintains large inventories at each warehouse location, which is accomplished by transporting inventory between locations daily and either directly delivering products to customers with the Company's fleet of 698 trucks or making the products available for pick-up at the location nearest to the customer. The Company has over 260 commissioned salespeople, averaging 11 years or more of experience in the air conditioning, heating and refrigeration distribution industry.

Markets The Company's network serves 31 states from these 276 locations. The
-------
Company's primary markets include (in order of the number of locations in the state): Florida, Texas, Georgia, California, South Carolina, North Carolina, Alabama, Tennessee, Arizona, Arkansas, Mississippi and Massachusetts. The Company also serves Missouri, Kansas, Louisiana, Virginia, Oklahoma, Connecticut, Iowa, Maine, Nebraska, New Hampshire, New York, South Dakota, Kentucky, Maryland, Nevada, New Jersey, North Dakota, Rhode Island and Vermont. The Company also exports products to portions of Latin America and the Caribbean Basin. Export sales are less than 1% of the Company's total revenue.

Customers and Customer Service The Company sells to contractors and dealers who
------------------------------
service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems. The Company currently serves over 35,000 customers, with no single customer in 2002, 2001 or 2000 representing more than 1% of consolidated revenue. The Company focuses on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at the locations. The Company also provides increased customer convenience through e-

----------
     * The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space.

commerce, which allows customers to access the Company's systems on-line 24 hours a day, 7 days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. Management believes that the Company successfully competes with other distributors primarily on the basis of its experienced sales organization, strong service support, high quality reputation and broad product lines.

Key Equipment Suppliers The Company maintains significant relationships with
-----------------------
Rheem, Carrier, Nordyne, American Standard and York, each a leading manufacturer of residential central air conditioning and heating equipment in the United States. Each manufacturer has a well-established reputation of producing high-quality, competitively priced products. The Company believes the manufacturers' current product offerings, quality, serviceability and brand-name recognition allow the Company to operate favorably against its competitors. To maintain brand-name recognition, the manufacturers provide national advertising and participate with the Company in cooperative advertising programs and promotional incentives that are targeted to both contractors and end-users. The Company estimates the replacement market currently accounts for approximately two-thirds of industry sales in the United States and expects this percentage to increase as units installed in the past 20 years wear out and get replaced or updated to more energy-efficient models.

The Company made approximately 46%, 45% and 46% of its total 2002, 2001 and 2000 purchases, respectively, from five key equipment suppliers. The Company's largest supplier accounted for 17%, 16% and 16% of all purchases made by the Company in 2002, 2001 and 2000, respectively. A significant interruption in the delivery of these products could impair the Company's ability to continue to maintain its current inventory levels and could adversely affect the Company's business. The Company's future results of operations are also materially dependent upon the continued market acceptance of these manufacturers' products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. The Company believes that its sales of other complementary equipment products and continued emphasis to expand sales of parts and supplies are mitigating factors against such risks.

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

Seasonality Sales of residential central air conditioners, heating equipment and
-----------
parts and supplies distributed by the Company have historically been seasonal. See "Business - Risk Factors."

Competition All of the Company's businesses operate in highly competitive
-----------
environments. See "Business - Risk Factors."

STAFFING SEGMENT

The Company also owns Dunhill Staffing Systems, Inc. ("Dunhill"), which was founded in 1952 and is one of the nation's best-known staffing service networks. Through franchised, licensed and company-owned offices in 36 states and Canada, Dunhill provides temporary staffing and permanent placement services to businesses (including the Company's operating subsidiaries), professional and service organizations, government agencies, health care providers and other employers. Dunhill's operations primarily consist of 20 company-owned and 11 licensed temporary staffing offices, as well as 89 franchised permanent placement offices and 4 franchised temporary staffing offices. Dunhill's franchisees operate their businesses autonomously within the framework of Dunhill's policies and standards and recruit, employ and pay their own employees, including temporary employees. Dunhill's permanent placement division recruits primarily middle management, sales, technical, administrative and support personnel for permanent employment in a wide variety of industries and positions. See Note 13 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

EMPLOYEES

The Company employed approximately 2,400 persons as of December 31, 2002, substantially all of which are non-union employees. The Company believes that its relations with its employees are good.

ORDER BACKLOG

Order backlog is not a material aspect of the Company's business and no material portion of the Company's business is subject to government contracts.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS

The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These include laws and regulations implementing the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone-depleting refrigerants used in such systems, including those established at the Montreal Protocol in 1992 concerning the phase-out of CFC-based refrigerants. The Company is also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990. Management believes that the Company is in compliance with all applicable federal, state and local provisions relating to the protection of the environment and transport of hazardous materials.

BUSINESS RISK FACTORS

Supplier Concentration The Company has distribution agreements with five key
----------------------
equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, the Company may distribute other manufacturers' lines of air conditioning or heating equipment. Purchases from these five suppliers comprised 46% of all purchases made in 2002. The Company's largest supplier accounted for 17% of all purchases made in 2002. Any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. The Company's future results of operations are also materially dependent upon the continued market acceptance of these manufacturers' products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. The Company believes that its sales of other complementary equipment products and continued emphasis to expand sales of parts and supplies are mitigating factors against such risks.

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

Temporary Staffing Services The Company's Staffing segment (representing 3% of
---------------------------
revenue in 2002) derives 98% of its revenue from temporary staffing services, which are sensitive to changes in the level of economic activity. As economic activity begins to slow down, companies tend to reduce their use of temporary employees before undertaking layoffs of their regular employees, resulting in decreased demand for temporary personnel. Significant declines in demand for temporary staffing services and thus in the Company's revenue, would have a material adverse effect on the Staffing segment's operating profits. The Staffing segment has experienced a decline in sales and profits due to the economic softness in the past two years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

GENERAL RISK FACTORS

Risks Related to Insurance Coverage The Company carries general liability,
-----------------------------------
comprehensive property damage, workers' compensation and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against the Company. A successful claim against the Company in excess of insurance coverages could have a material adverse effect on the Company. The Company retains certain self-insurance risks for health benefits and casualty insurance programs. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not yet reported. There can be no assurance that the Company's actual claims will not exceed the Company's estimates. The Company has limited its exposure by maintaining excess and aggregate liability coverages.

Goodwill At December 31, 2002, goodwill represented approximately 25% of the
--------
Company's total assets. On January 1, 2002 the Company adopted the provisions of SFAS No. 142. SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. In accordance with the transition provisions of SFAS No. 142, the Company was required to perform an initial impairment review of goodwill as of the transition date of January 1, 2002. This test involved the use of estimates to determine the fair value of the Company's reporting units with which goodwill was associated and compared to the carrying value of the reporting unit. The initial impairment review as of the transition date of January 1, 2002 was completed in the second quarter of 2002 and resulted in no goodwill impairment charge. On January 1, 2003, the Company performed the required annual goodwill impairment test and determined there was no impairment.

The Company evaluates the recoverability of goodwill for impairment when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's accounting for impairment contains uncertainty because management must use judgment in determining appropriate market value multiples. As previously discussed, operating results of the Staffing segment have been negatively impacted by economic softness experienced in the past two years. In the event that the operating results of the Staffing segment do not improve, a goodwill impairment charge may be necessary to the extent that the implied fair value of goodwill is less than the carrying value. There can be no assurance that goodwill impairment will not occur in the future.

Control by Existing Shareholder As of December 31, 2002, Albert H. Nahmad, the
-------------------------------
Company's Chairman of the Board of Directors and President, and a limited partnership controlled by him, collectively had beneficial ownership of approximately 60% of the combined voting power of the outstanding Common Stock and Class B Common Stock. Based on Mr. Nahmad's stock ownership and the stock ownership of the limited partnership controlled by him, Mr. Nahmad has the voting power to elect all but three members of the Company's nine-person Board of Directors and to control most corporate actions requiring shareholder approval.

ADDITIONAL INFORMATION

The Company files reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically.

The Company's Internet website address is www.watsco.com. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. The Company also makes available on its web site other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, including its proxy statements and reports filed by officers and directors under Section 16(a) of that Act. These reports may be found on the web site by selecting the option entitled "SEC FILINGS" under the "INVESTORS INFO" area of the web site. The Company does not intend for information contained in its Web site to be part of this Form 10-K.

The Company maintains an "Employee Code of Business Ethics and Conduct" that is applicable to all employees and additionally a "Code of Conduct for Senior Executives" that is applicable to members of the Company's Board of Directors, executive officers and senior operating and financial personnel. These codes require continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of the Company's business.

ITEM 2.   PROPERTIES

The Company's principal owned and leased properties include the Company's trucks, warehousing and distribution facilities, administration office space and Staffing segment facilities.

Trucks At December 31, 2002, the Company's Distribution segment operated 698
------
ground transport vehicles, including delivery and pick-up trucks, vans and tractors. The Company believes that the present size of its truck fleet is adequate to support its operation.

Warehousing and Distribution Facilities At December 31, 2002, the Company's
---------------------------------------
Distribution segment operated 276 warehousing and distribution facilities across 31 states in the United States having approximately 5.4 million square feet of space in the aggregate of which approximately 5 million square feet is leased. The majority of these leases are for terms of 3 to 5 years.

Administrative and Other Properties and Facilities The Company maintains a
--------------------------------------------------
specialized functional support staff at its corporate headquarters in Coconut Grove, Florida on approximately 6,000 square feet of leased space. The Company also leases approximately 99,000 square feet of space for additional storage and offices.

Staffing Segment Facilities The Company's Staffing segment operates from 20
---------------------------
locations, with an aggregate of approximately 46,000 square feet, all of which are leased. The majority of these leases are for terms of 3 to 5 years.

Management believes that suitable alternative facilities are available on satisfactory terms, if necessary. The Company believes that its facilities are well-maintained and adequate to meet its needs and believes that its insurance coverage with respect to its real property interests and its truck fleet are adequate.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Page 44 of the Company's 2002 Annual Report contains "Information on Common Stock", which identifies the market on which the Registrant's common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 2002, 2001 and 2000 and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance.

                                                                EQUITY COMPENSATION PLAN INFORMATION(3)
                                               ----------------------------------------------------------------------
                                                                                                 NUMBER OF SECURITIES
                                                                                                 REMAINING AVAILABLE
                                                                                                 FOR FUTURE ISSUANCE
                                               NUMBER OF SECURITIES                                  UNDER EQUITY
                                                 TO BE ISSUED UPON                                COMPENSATION PLANS
                                                    EXERCISE OF           WEIGHTED-AVERAGE      (EXCLUDING SECURITIES
                                               OUTSTANDING OPTIONS,       EXERCISE PRICE OF          REFLECTED IN
                                                WARRANTS AND RIGHTS     OUTSTANDING OPTIONS,          COLUMN (a)
               PLAN CATEGORY                      (IN THOUSANDS)         WARRANTS AND RIGHTS        (IN THOUSANDS)
                                                        (a)                      (b)                     (c)
------------------------------------------     --------------------     --------------------    ---------------------
Equity compensation plans approved by
 security holders.........................                3,714,113     $              12.13                2,227,733(2)

Equity compensation plans not approved by
 security holders.........................                   (1)                           -                        -
                                               --------------------     --------------------    ---------------------

Total.....................................                3,714,113     $              12.13                2,227,733
                                               ====================     ====================    =====================

(1) Does not include 211,250 shares of restricted Common Stock and 505,000 shares of restricted Class B Common Stock granted to certain employees of the Company prior to the adoption of the 2001 Incentive Compensation Plan.
(2) Does not include 189,733 shares reserved for issuance under the Company's Employee Stock Purchase Plan ("ESPP"). An aggregate of 52,795 shares of Common Stock was purchased under the ESPP in 2002.
(3) See Note 6 to the consolidated financial statements for additional information regarding stock based compensation and benefit plans.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

Page 8 of the Company's 2002 Annual Report contains "Selected Consolidated Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 9 through 18 of the Company's 2002 Annual Report contain "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Page 16 of the Company's 2002 Annual Report contains "Qualitative and Quantitative Disclosures about Market Risk" and is incorporated herein by reference.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 19 through 41 of the Company's 2002 Annual Report contain the 2002 and 2001 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, together with the reports thereon of Ernst & Young LLP dated February 14, 2003 and Arthur Andersen LLP dated February 11, 2002, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 22, 2002, the Board of Directors of the Company and its Audit Committee dismissed Arthur Andersen LLP ("Andersen") as the Company's independent public accountants and engaged Ernst & Young LLP ("E&Y") to serve as the Company's independent public accountants for the fiscal year 2002.

Andersen's reports on the Company's financial statements for the fiscal years ended 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000, and the interim period between December 2001 and May 22, 2002, there were no disagreements between the Company and Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Andersen's satisfaction, would have caused it to make a reference to the subject matter of the disagreements in connection with their reports on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K.

The Company previously provided Andersen with a copy of the foregoing disclosures, and a letter from Andersen, dated May 29, 2002, stating its agreement with such statements was filed as Exhibit 16.1 to the Company's Current Report on Form 8-K filed with the Commission on May 22, 2002 and is hereby incorporated by reference.

During the years ended December 31, 2001 and 2000 and through May 22, 2002, the Company did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in items 304
(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

This part of Form 10-K, which includes Items 10 through 13, is omitted because the Registrant will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of the Registrant's year-end, which proxy material will include the information required by Items 10 through 13 and is incorporated herein by reference.

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES

Based on their most recent evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was completed within 90 days of the filing of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have each concluded that the Company's disclosure controls and procedures required to be included in this Annual Report, were effective as of the date of their evaluation in timely alerting them to material information relating to the Company, including its consolidated subsidiaries. There have been no significant changes in internal controls or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                 PAGE NO. IN
                                                                                                 ANNUAL REPORT
                                                                                                 -------------
(a)    Consolidated Financial Statements, Consolidated Financial Statement
       Schedule and Exhibits

   (1) Consolidated Financial Statements (incorporated by reference from the
       2002 Annual Report of Watsco, Inc.):

       Consolidated Statements of Income for the years
                ended December 31, 2002, 2001 and 2000                                                 19
       Consolidated Balance Sheets as of December 31, 2002 and 2001                                    20
       Consolidated Statements of Shareholders' Equity and Comprehensive Income
                for the years ended December 31, 2002, 2001 and 2000                                   21
       Consolidated Statements of Cash Flows for the
                years ended December 31, 2002, 2001 and 2000                                           22
       Notes to Consolidated Financial Statements                                                      24-41
       Report of Independent Certified Public Accountants Ernst & Young LLP
                and Arthur Andersen LLP                                                                42-43
       Selected Quarterly Financial Data (Unaudited)                                                   44

                                                                                                  PAGE NO. IN
                                                                                                   FORM 10-K
                                                                                                  -----------
   (2) Consolidated Financial Statement Schedule
       for the three years ended December 31, 2002, 2001 and 2000

       Report of Independent Certified Public Accountants Ernst & Young LLP on Schedule                S-1

       Report of Independent Certified Public Accountants Arthur Andersen LLP on Schedule              S-2

       Schedule II.  Valuation and Qualifying Accounts                                                 S-3

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

       10.1 Revolving Credit Agreement dated as of April 19, 2002 among Watsco, Inc., as borrower, the Lenders from Time to Time Party and SunTrust Bank as administrative agent. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002 and incorporated herein by reference).

       10.2 Key Executive Deferred Compensation Agreement dated January 31, 1983, between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit
              10.8 to the Company's Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference). +*

       10.3   Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as
              Exhibit 4.23 to the Company's Registration Statement on Form S-8 (333-82011) and incorporated herein by reference). +

       10.4 Watsco, Inc. Amended and Restated Profit Sharing Retirement Plan and Trust Agreement dated October 21, 1994 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). +

       10.5 Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit
              10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference). +*

       10.6   Watsco, Inc. 1996 Qualified Employee Stock Purchase Plan (filed as
              Exhibit 4.3 to the Company's Registration Statement on Form S-8 (333-80341) and incorporated herein by reference). +

       10.7 Watsco, Inc. 2001 Incentive Compensation Plan (filed as Appendix B to the Company's Definitive Proxy Statement for the year ended December 31, 2000 and incorporated herein by reference.) +

       10.8 Watsco, Inc. $125,000,000 Private Shelf Agreement as of January 31, 2000 by and among, Watsco, Inc. and the Prudential Insurance Company of America. (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

       10.9 First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). +*

       10.10 Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). +*

       10.11 Third Amendment dated February 10, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. #+*

       10.12 Amended and Restated Watsco, Inc. $125,000,000 Private Shelf Agreement as of October 30, 2002 by and among Watsco Inc., and the Prudential Insurance Company of America. #

       13. 2002 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2002 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K). #

       21.    Subsidiaries of the Registrant. #

       23.1   Consent of Independent Certified Public Accountants. #

       23.2   Statement Regarding Consent of Arthur Andersen LLP. #

       99.1   Certification of Chief Executive Officer pursuant to 18 USC
              Section 1350. #

       99.2   Certification of Chief Financial Officer pursuant to 18 USC
              Section 1350. #

       Notes to exhibits:

       #     Submitted electronically herewith.
       +     Compensation Plan or Arrangement
       *     Management Contract

(b)  Reports on Form 8-K:

           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WATSCO, INC.

     March 31, 2003             By: /s/ Albert H. Nahmad
                                    -----------------------------------
                                    Albert H. Nahmad, President

     March 31, 2003             By: /s/ Barry S. Logan
                                    -----------------------------------
                                    Barry S. Logan, Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                    TITLE                               DATE
     --------------------         -----------------------------       ----------------------
     /s/ Albert H. Nahmad         Chairman of the Board and           March 31, 2003
     --------------------
     Albert H. Nahmad             President (principal
                                  executive officer)

     /s/ Barry S. Logan           Vice President  - Finance and       March 31, 2003
     --------------------
     Barry S. Logan               Secretary (principal
                                  accounting officer)

     /s/ Cesar L. Alvarez         Director                            March 31, 2003
     --------------------
     Cesar L. Alvarez

     /s/ George Fugelsang         Director                            March 31, 2003
     --------------------
     George Fugelsang

     /s/ William Graham           Director                            March 31, 2003
     --------------------
     William Graham

     /s/ Victor Lopez             Director                            March 31, 2003
     --------------------
     Victor Lopez

     /s/ Paul F. Manley           Director                            March 31, 2003
     --------------------
     Paul F. Manley

     /s/ Bob L. Moss              Director                            March 31, 2003
     --------------------
     Bob L. Moss

     /s/ Roberto Motta            Director                            March 31, 2003
     --------------------
     Roberto Motta

     /s/ Alan Potamkin            Director                            March 31, 2003
     --------------------
     Alan Potamkin

                                 CERTIFICATIONS

I, Albert H. Nahmad, certify that:

1.   I have reviewed this annual report on Form 10-K of Watsco, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                         /s/ Albert H. Nahmad
                                     -----------------------------
                                           Albert H. Nahmad
                                       Chief Executive Officer

                                 CERTIFICATIONS

I, Barry S. Logan, certify that:

1.   I have reviewed this annual report on Form 10-K of Watsco, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                               /s/ Barry S. Logan
                              --------------------
                                 Barry S. Logan
                             Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Watsco, Inc.

We have audited the consolidated financial statements of Watsco, Inc. and subsidiaries as of December 31, 2002, and for the year then ended, and have issued our report thereon dated February 14, 2003 (included elsewhere in this Form 10-K). Our audit also included Schedule II-Valuation and Qualifying Accounts as of December 31, 2002, and for the year then ended, included in this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audit. The financial statement schedule of Watsco, Inc. and subsidiaries as of December 31, 2001 and 2000, and for the years then ended was subjected to the auditing procedures applied by other auditors in their audit of the consolidated financial statements for those years and whose report dated February 11, 2002, indicated that such financial statement schedule fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

In our opinion, the financial statement schedule as of December 31, 2002, and for the year then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     ERNST & YOUNG LLP

Miami, Florida
February 14, 2003

The following is a copy of the previously issued report of Arthur Andersen LLP on Schedule II dated February 11, 2002, issued in connection with their audit of the consolidated financial statements of Watsco, Inc. and subsidiaries (the "Company") for December 31, 2001 and each of the two years in the period ended December 31, 2001 and has not been reissued by Arthur Andersen LLP. Arthur Andersen LLP has ceased operations and is no longer practicing before the Commission and, accordingly, is unable to reissue this report or provide its consent to the inclusion of the report in this annual report on Form 10-K. For further discussion, see Exhibit 23.2 which is filed herewith and hereby incorporated by reference into the Form 10-K for the fiscal year ended December 31, 2002 of which this report forms a part.

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

ARTHUR ANDERSEN LLP

Miami, Florida,
 February 11, 2002.

                                  WATSCO, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2002, 2001 and 2000
                                 (In thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

BALANCE, December 31, 1999                                         $  5,564
    Additions charged to costs and expenses                           5,386
    Write-offs, net                                                  (3,980)
                                                                   ---------
BALANCE, December 31, 2000                                            6,970
    Additions charged to costs and expenses                           6,319
    Write-offs, net                                                  (6,968)
                                                                   ---------
BALANCE, December 31, 2001                                            6,321
    Additions charged to costs and expenses                           5,317
    Write-offs, net                                                  (7,880)
                                                                   ---------
BALANCE, December 31, 2002                                          $ 3,758
                                                                   =========

RESTRUCTURING LIABILITY AND VALUATION RESERVES:

BALANCE, December 31, 1999                                         $      -
    Additions charged to costs and expenses                           8,481
    Write-down of assets to net realizable value                     (1,826)
    Cash payments                                                    (1,500)
                                                                   ---------
BALANCE, December 31, 2000(1)                                         5,155
    Additions charged to costs and expenses                           3,424
    Write-down of assets to net realizable value                     (4,891)
    Cash payments                                                    (1,748)
    Change in estimate                                                 (227)
                                                                   ---------
BALANCE, December 31, 2001(2)                                         1,713
    Write-down of assets to net realizable value                       (574)
    Cash payments                                                      (846)
    Change in estimate                                                 (293)
                                                                   ---------
BALANCE, December 31, 2002                                         $      -
                                                                   =========

   (1) At December 31, 2000, valuation reserves of $3,484 and $30, respectively, were netted against related asset balances - inventories and accounts receivable, net and a $1,641 restructuring liability was included in accrued liabilities in the consolidated balance sheet.

   (2) At December 31, 2001, a restructuring liability of $1,385 is included in accrued liabilities and an inventory valuation reserve of $328 is netted against inventories in the consolidated balance sheet.

                                  Exhibit Index

Exhibit
Number                             Decription

10.11 Third Amendment dated February 10, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

10.12 Amended and Restated Watsco, Inc. $125,000,000 Private Shelf Agreement as of October 30, 2002 by and among Watsco Inc., and the Prudential Insurance Company of America.

13 2002 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2002 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-K).

21        Subsidiaries of the Registrant.

23.1      Consent of Independent Certified Public Accountants.

23.2      Statement Regarding Consent of Arthur Andersen LLP.

99.1      Certification of Chief Executive Officer pursuant to 18 USC Section
          1350.

99.2      Certification of Chief Financial Officer pursuant to 18 USC Section
          1350.