Form 10-Q
period 2003-03-31
WATSCO INC
filed 2003-05-15
CIK 105016

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

OR

☐

Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ____________ to ____________

Commission file number 1-5581

I.R.S. Employer Identification Number 59-0778222

WATSCO, INC.

(a Florida Corporation)
2665 South Bayshore Drive, Suite 901
Coconut Grove, Florida 33133
Telephone: (305) 714-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,352,262 shares of the Company’s Common Stock ($.50 par value), excluding treasury shares of 5,151,050 and 3,573,913 shares of the Company’s Class B Common Stock ($.50 par value) excluding treasury shares of 48,263 were outstanding as of April 30, 2003.

WATSCO, INC.

SIGNATURES	17

CERTIFICATIONS	18

2 of 19

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WATSCO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002
(In thousands, except per share data)

	March 31, 2003	December 31, 2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$19,138	$25,880
Accounts receivable, net	133,256	129,396
Inventories	190,620	176,407
Other current assets	11,576	13,878

Total current assets	354,590	345,561
Property and equipment, net	24,416	25,850
Goodwill, net	125,533	125,536
Other assets	6,173	6,772

	$510,712	$503,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$249	$272
Accounts payable	75,715	59,965
Accrued liabilities	19,059	26,215

Total current liabilities	95,023	86,452

Long-term obligations:
Borrowings under revolving credit agreement	50,000	50,000
Long-term notes	30,000	30,000
Bank and other debt	195	233

Total long-term obligations	80,195	80,233

Deferred income taxes and other liabilities	6,012	7,833

Shareholders’ equity:
Common Stock, $.50 par value	13,739	13,734
Class B Common Stock, $.50 par value	1,812	1,767
Paid-in capital	217,511	216,124
Unearned compensation related to outstanding restricted stock	(10,150)	(9,067)
Accumulated other comprehensive loss, net of tax	(3,196)	(3,399)
Retained earnings	172,411	169,649
Treasury stock, at cost	(62,645)	(59,607)

Total shareholders’ equity	329,482	329,201

	$510,712	$503,719

See accompanying notes to condensed consolidated financial statements.

3 of 19

WATSCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Quarters Ended March 31, 2003 and 2002
(In thousands, except per share data)
(Unaudited)

	2003	2002

Revenue	$257,398	$256,815
Cost of sales	193,612	193,840

Gross profit	63,786	62,975
Selling, general and administrative expenses	56,232	56,344

Operating income	7,554	6,631
Interest expense, net	1,512	1,867

Income before income taxes	6,042	4,764
Income taxes	2,236	1,722

Net income	$3,806	$3,042

Earnings per share:
Basic	$0.15	$0.12

Diluted	$0.15	$0.11

Weighted average shares and equivalent shares used to calculate earnings per share
Basic	25,122	25,837

Diluted	25,778	27,549

See accompanying notes to condensed consolidated financial statements.

4 of 19

WATSCO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarters Ended March 31, 2003 and 2002
(In thousands)
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net income	$3,806	$3,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,954	2,025
Tax benefit from exercise of stock options	19	2,165
Provision for doubtful accounts	1,148	1,613
Other, net	(243)	(143)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,008)	5,871
Inventories	(14,213)	(7,711)
Accounts payable and accrued liabilities	8,704	447
Other, net	2,806	(7,223)

Net cash provided by (used in) operating activities	(1,027)	86

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(687)
Capital expenditures	(642)	(679)
Proceeds from sale of property and equipment	34	116
Purchase of minority interest in consolidated subsidiary	(1,294)	—

Net cash used in investing activities	(1,902)	(1,250)

Cash flows from financing activities:
Purchase of treasury stock	(2,850)	(2,591)
Common stock dividends	(1,031)	(666)
Net repayments of bank and other debt	(61)	(114)
Net proceeds from issuances of common stock	129	1,714

Net cash used in financing activities	(3,813)	(1,657)

Net decrease in cash and cash equivalents	(6,742)	(2,821)
Cash and cash equivalents at beginning of period	25,880	9,132

Cash and cash equivalents at end of period	$19,138	$6,311

See accompanying notes to condensed consolidated financial statements.

5 of 19

WATSCO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Amounts in thousands, except share data)
(Unaudited)

1.

The condensed consolidated balance sheet as of December 31, 2002, which has been derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein.

These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002.

The Company has two reportable business segments – the distribution of air conditioning, heating and refrigeration equipment and related parts and supplies (“Distribution”) segment and a national temporary staffing and permanent placement services (“Staffing”) segment.

2.

The results of operations for the quarter ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by the Company have historically been seasonal with revenue generally increasing during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters.

3.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory, self insurance and income taxes and valuation of goodwill. Actual results could differ from those estimates.

4.

Basic earnings per share is computed by dividing net income by the total weighted average number of shares outstanding. Diluted earnings per share additionally assumes, if dilutive, any added dilution from common stock equivalents. Shares used to calculate earnings per share are as follows for the quarters ended March 31, 2003 and 2002:

	2003	2002

Weighted average shares outstanding	25,121,693	25,836,749
Dilutive stock options and restricted shares of common stock	656,626	1,711,824

Shares for diluted earnings per share	25,778,319	27,548,573

Stock options and restricted shares of common stock outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	1,849,714	1,917,175

5.

The Company has two interest rate swap agreements with an aggregate notional amount of $50,000 and maturities of $20,000 in 2003 and $30,000 in 2007 to reduce its exposure to market risks from changing interest rates under its revolving credit agreement. Under the swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements

6 of 19

are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. The derivatives are designated as cash flow hedges. Accordingly, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income (“OCI”) and are recognized in the income statement when the hedged items affect earnings.

The Company recorded gains in OCI relating to the changes in fair value of the cash flow hedges of $221, net of income tax expense of $130 and $471, net of income tax expense of $267, for the quarters ended March 31, 2003 and 2002, respectively. The fair values of the derivative financial instruments are liabilities of $5,162 and $5,438 at March 31, 2003 and December 31, 2002, respectively, and are recorded in deferred income taxes and other liabilities in the Company’s condensed consolidated balance sheets. During the quarters ended March 31, 2003 and 2002, the Company reclassified $388, net of income tax benefit of $228 and $427, net of income tax benefit of $241, respectively, from accumulated OCI to current period earnings (recorded as interest expense, net in the condensed consolidated statements of income). The net deferred loss recorded in accumulated OCI will be reclassified to earnings on a quarterly basis as interest payments occur. As of March 31, 2003, approximately $1,709 in deferred losses on derivative instruments accumulated in other comprehensive income is expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (1.49% at March 31, 2003).

6.

Comprehensive income consists of net income and changes in the value of available-for-sale securities and derivative instruments as further discussed in Note 5 to the condensed consolidated financial statements at March 31, 2003 and 2002. The components of the Company’s comprehensive income are as follows for the quarters ended March 31, 2003 and 2002:

	2003	2002

Net income	$3,806	$3,042
Gain on derivative instruments, net of income tax expense of $130 and $267, respectively	221	471
Unrealized holding gain (loss) on investments arising during the period, net of income tax (expense) benefit of $9 and $(9), respectively	(17)	16

Comprehensive income	$4,010	$3,529

7.

The Company has two reportable business segments – Distribution and Staffing. The Distribution segment has similar products, customers, marketing strategies and operations. The operating segments are managed separately because each offers distinct products and services. Segment data for the quarters ended March 31, 2003 and 2002 is as follows:

	2003	2002

Revenue:
Distribution	$250,732	$248,792
Staffing	6,666	8,023

	$257,398	$256,815

Operating income (loss):
Distribution	$11,236	$9,270
Staffing	(409)	(288)
Corporate expenses	(3,273)	(2,351)

	$7,554	$6,631

8.

In April 2003 and May 2003, three wholly-owned subsidiaries of the Company completed the purchase from Pameco Corporation of certain assets (consisting primarily of accounts receivable, inventories and property and equipment) and assumed certain lease obligations of 52 locations in Arkansas, Kentucky, Louisiana, Mississippi, Tennessee, Texas and Virginia. The acquired

7 of 19

locations sell heating, air conditioning, refrigeration and related parts and supplies. Consideration for these acquisitions consisted of cash payments of approximately $18,700, which is subject to final adjustments.

9.

The Company declared quarterly cash dividends of 4 cents and 2.5 cents per share, for the quarters ended March 31, 2003 and 2002, respectively.

10.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 requires that the initial measurement of a liability be at fair value. The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting,” to require disclosures in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The Company adopted the applicable disclosure provisions required in SFAS No. 148 effective December 31, 2002, and as part of this interim report.

The Company applies the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock options fixed plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established preferred accounting and mandatory disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value method at the grant dates for awards under the stock option plans and purchases under the employee stock purchase plan consistent with the method of SFAS No. 123, the Company’s pro forma net income and earnings per share would be as follows for the quarters ended March 31, 2003 and 2002:

Quarters Ended March 31,	2003	2002

Net income, as reported	$3,806	$3,042
Add:
Stock-based compensation expense included in net income, net of tax	125	126
Deduct:
Stock-based compensation expense determined under fair value based method, net of tax	(772)	(785)

Net income, pro forma	$3,159	$2,383

Basic earnings per share:
As reported	$0.15	$0.12
Pro forma	$0.13	$0.09
Diluted earnings per share:
As reported	$0.15	$0.11
Pro forma	$0.12	$0.09

In January 2003, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration

8 of 19

received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. Application of this specific concept of EITF No. 02-16 is effective for periods beginning after December 15, 2002. EITF No. 02-16 also addresses the accounting for a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases or remains a customer for a specified period. EITF No. 02-16 permits customers to recognize a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases or remains a customer for a specified period as a reduction of cost of sales, if the customer can reasonably estimate the amount of the rebate or refund on a systematic and rational allocation. Application of this concept of EITF No. 02-16 is effective for fiscal periods beginning after November 21, 2002. The adoption of EITF No. 02-16 did not have a material effect on the Company’s condensed consolidated financial position or results of operations.

11.

At December 31, 2002, the Company and a then member of the Board of Directors had a 75% and 25% equity interest, respectively, in A2 Jet Leasing LLC, a company which provides aircraft leasing services to the Company, the former member of the Board of Directors and his affiliates and unaffiliated third parties. In February 2003, the Company purchased the 25% equity interest for total cash consideration of $1,294, and, based on an independent appraisal, has allocated this purchase price to the carrying value of the aircraft.

Item 2.   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Watsco, Inc. and its subsidiaries (collectively, the “Company” or “Watsco”) is the largest independent distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. The Company has two business segments – the HVAC distribution (“Distribution”) segment and a national temporary staffing and permanent placement services (“Staffing”) segment.

The following table sets forth, as a percentage of revenue, the Company’s condensed consolidated statements of income data for the quarters ended March 31, 2003 and 2002.

	2003	2002

Revenue	100.0%	100.0%
Cost of sales	75.2	75.5

Gross profit	24.8	24.5
Selling, general and administrative expenses	21.9	21.9

Operating income	2.9	2.6
Interest expense, net	0.6	0.7
Income taxes	0.8	0.7

Net income	1.5%	1.2%

The following table sets forth revenue by business segment for the quarters ended March 31, 2003 and 2002.

	2003		2002

Distribution	$250,732	97%	$248,792	97%
Staffing	6,666	3%	8,023	3%

Total revenue	$257,398	100%	$256,815	100%

The following narratives include the results of operations acquired during 2002. The acquisition was accounted for under the purchase method of accounting and, accordingly, its results of operations have been included in the consolidated results of the Company beginning on its date of acquisition. Data presented in the following narratives referring to “same-store basis” exclude the effects of operations acquired or locations opened and closed during the prior twelve months.

9 of 19

QUARTER ENDED MARCH 31, 2003 VS. QUARTER ENDED MARCH 31, 2002

Consolidated revenue for the quarter ended March 31, 2003 increased $.6 million, or .2%, compared to the same period in 2002.

As described in Note 2 of the condensed consolidated financial statements, the first quarter is a slower seasonal period of demand for the Distribution segment.

Distribution segment revenue for the quarter ended March 31, 2003, increased $1.9 million, or .8%. On a same-store basis, revenue in the Distribution segment increased $1.8 million or .7%, including an $8.6 million or 3.7% same-store sales increase in residential and light-commercial HVAC products and a decline in sales of manufactured housing products. The manufactured housing operation, which represented 4% of the Distribution segment’s revenue in 2003, continues to be affected by a tightened financing market for home dealers and consumers. Staffing segment revenue for the quarter ended March 31, 2003 decreased $1.4 million or 17%, primarily attributable to lower sales demand due to the economic softness experienced in the United States.

Consolidated gross profit for the quarter ended March 31, 2003 increased $.8 million, or 1.3%, as compared to the same period in 2002, primarily as a result of the aforementioned revenue increase and improved selling margins in the Distribution segment. Gross profit margin for the quarter ended March 31, 2003 increased to 24.8% in 2003 from 24.5% in 2002.

Consolidated selling, general and administrative expenses for the quarter ended March 31, 2003 decreased $.1 million, or .2%, compared to the same period in 2002. Selling, general and administrative expenses as a percent of revenue remained flat.

Interest expense, net for the quarter ended March 31, 2003 decreased approximately $.4 million, or 19%, compared to the same period in 2002, primarily due to lower average borrowings during the quarter.

The effective tax rate increased to 37.0% in 2003 compared to 36.1% in 2002.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. Management frequently reevaluates its judgments and estimates which are based on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances.

The Company’s significant accounting policies are discussed in Note 1 to the Company’s consolidated financial statements included in Form 10-K for the year ended December 31, 2002 and filed on March 30, 2003. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. Management has discussed the development and selection of the Company’s critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosures relating to them.

10 of 19

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these payments. When preparing these estimates, management considers a numbers of factors, including past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $3.6 million and $3.8 million at March 31, 2003 and December 31, 2002, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

Inventory Valuation

Inventories consist of air conditioning, heating and refrigeration equipment and related parts and supplies and are valued at the lower of cost or market on a first-in, first-out basis. As part of this valuation process, excess and slow-moving inventories are reduced to their estimated net realizable value. The Company’s accounting for excess and slow-moving inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. When preparing these estimates, management considers historical results, inventory levels, current operating trends and sales forecasts. These estimates can be affected by a number of factors, including general economic conditions and other factors affecting demand for the Company’s inventory. In the event the Company’s estimates differ from actual results, the allowance for excess and slow-moving inventories may be adjusted.

Goodwill

Effective January 1, 2002, goodwill is no longer amortized and is subject to impairment testing at least annually using a fair-value based approach. The Company evaluates the recoverability of goodwill for impairment when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company’s accounting for impairment contains uncertainty because management must use judgment in determining appropriate market value multiples. On January 1, 2003, the Company performed the required annual impairment test and determined there was no impairment. See Notes 1 and 9 to the consolidated financial statements included in Form 10-K for the year ended December 31, 2002 for further information. Operating results of the Staffing segment have been negatively impacted by economic softness experienced in the past two years. The carrying amount of goodwill at March 31, 2003 for the Staffing segment was $4.0 million. In the event that the operating results of the Staffing segment do not improve prior to the next annual impairment test or other factors do not emerge that indicate that the carrying value of its goodwill is recoverable, a goodwill impairment charge may be necessary to the extent that the implied fair value of goodwill is less than the carrying value.

Self-Insurance Reserves

The Company maintains self-insured retentions for its health benefits and casualty insurance programs and limits its exposure by maintaining stop-loss and aggregate liability coverages. The estimate of the Company’s self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company’s self-insurance liability, management considers a number of factors, which include historical claim experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance liability is adequate. If actual claims exceed these estimates, additional reserves may be required.

11 of 19

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full calendar year. The use of estimates by management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. The Company has recorded a valuation allowance of $.5 million as of March 31, 2003 due to uncertainties related to the ability to utilize some of the deferred tax assets, primarily consisting of federal net operating loss carryforwards of $.3 million, which will expire in 2004, and state net operating loss carryforwards of $4.1 million, which will expire in varying amounts through 2017. The valuation allowance is based on the Company’s estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. These estimates can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect the Company’s future taxable income. If management’s estimates of future taxable income differ from actual taxable income, the deferred tax asset and any related valuation allowance will need to be adjusted. An adjustment to the deferred tax asset and any related valuation allowance could materially impact the Company’s consolidated financial position and results of operations.

Although management believes that the estimates discussed above are reasonable and the related calculations conform to accounting principles generally accepted in the United States, actual results could differ from these estimates, and such differences could be material.

Liquidity and Capital Resources

Management assesses the Company’s liquidity in terms of its ability to generate cash to execute its business strategy, fund its operating and investing activities and takes into consideration the seasonal demand of the Company’s products, which peak in the months of May through August. Significant factors affecting liquidity include the adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms, cash flows generated from operating activities, capital expenditures, acquisitions, the timing and extent of common stock repurchases and dividend policy.

The Company maintains a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $225.0 million, expiring in April 2005. At March 31, 2003 and December 31, 2002, $50.0 million was outstanding under the revolving credit agreement. Borrowings under the revolving credit agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the revolving credit agreement bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company’s financial performance (LIBOR plus 1.0% at March 31, 2003 and December 31, 2002). The Company pays a variable commitment fee on the unused portion of the commitment. The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company’s consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. The Company is in compliance with such covenants at March 31, 2003.

The Company has a $125.0 million private placement shelf facility. The uncommitted loan facility provides the Company a source of long-term, fixed-rate financing as a complement to the variable rate borrowings available under its existing revolving credit agreement through January 2006. On February 7, 2001, the Company issued $30.0 million Senior Series A Notes (“Notes”) bearing 7.07% interest under its private placement shelf facility. The Notes have an average life of 5 years with repayment in equal installments of $10.0 million beginning on April 9, 2005 until the final maturity on April 9, 2007. Interest is paid on a quarterly basis. The Company used the net proceeds from the issuance of the Notes for the repayment of a portion of its outstanding indebtedness under its revolving credit agreement.

At March 31, 2003, the Company had two interest rate swap agreements to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreements effectively convert a portion of the Company’s LIBOR-based variable rate borrowings into fixed rate borrowings. The Company continuously monitors developments in the capital markets and only enters into swap

12 of 19

transactions with established counterparties having investment grade ratings. See Note 5 to the condensed consolidated financial statements for further information and “Qualitative and Quantitative Disclosures about Market Risk.”

Working capital increased to $259.6 million at March 31, 2003 from $259.1 million at December 31, 2002. The increase is primarily due to the seasonal build-up of inventory in preparation for the spring and summer selling seasons, partially offset by an increase in accounts payable.

Net cash used in operating activities was $1.0 million in 2003 compared to cash provided of $.1 million in 2002, a decrease of $1.1 million primarily due to the Company’s seasonal buildup of inventory in preparation for the spring and summer selling seasons. This increase was funded by cash on hand.

Net cash used in investing activities increased to $1.9 million in 2003 from $1.3 million in 2002, primarily as a result of the purchase of the 25% minority interest in A2 Jet Leasing LLC as described in Note 11 to the condensed consolidated financial statements.

Net cash used in financing activities increased to $3.8 million in 2003 from $1.7 million in 2002 primarily from additional purchases of the Company’s common stock, an increase in payments of common stock dividends due to an increase in the dividend rate to 4 cents for the quarter ended March 31, 2003 from 2.5 cents for the quarter ended March 31, 2002, partially offset by lower proceeds from the issuance of common stock pursuant to stock option exercises.

In January 2003, the Company’s Board of Directors authorized the repurchase, at management’s discretion, of an additional 1.5 million shares of the Company’s common stock, bringing the total authorization to 7.5 million shares to be repurchased in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. The Company purchased .2 million shares at a cost of $3.0 million during the quarter end March 31, 2003. In aggregate, the Company has repurchased 5.2 million shares of Common Stock and Class B Common Stock at a cost of $62.6 million.

In January 2003, the Company’s Board of Directors approved an increase in the quarterly cash dividend to 4 cents per share from 3 cents per share. Cash dividends of 4 cents and 2.5 cents per share were paid during the quarters ended March 31, 2003 and 2002, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company’s Board of Directors.

In April 2003 and May 2003, three wholly-owned subsidiaries of the Company completed the purchase from Pameco Corporation of certain assets (consisting of accounts receivable, inventories and property and equipment) and assumed certain lease obligations of 52 locations in Arkansas, Kentucky, Louisiana, Mississippi, Tennessee, Texas and Virginia. The acquired locations sell heating, air conditioning, refrigeration and related parts and supplies. Consideration for these acquisitions consisted of cash payments of approximately $18,700, which is subject to final adjustments. These acquisitions were primarily funded by cash on hand.

The Company believes it has adequate availability of capital from operations, its existing revolving credit agreement and private placement shelf facility to fund present operations and anticipated growth, including expansion in its current and targeted market areas. The Company continually evaluates potential acquisitions and has ongoing discussions with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure consists of interest rate risk. The Company’s objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company uses interest rate swaps to manage net exposure to interest rate changes to its borrowings. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described are non-trading. See Note 5 to the condensed consolidated financial statements for further information.

The Company has entered into interest rate swap agreements to reduce its exposure to market risks from changing interest rates under its revolving credit agreement. Under the swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading

13 of 19

purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

At March 31, 2003, the Company’s two interest rate swap agreements had an aggregate notional value of $50.0 million with maturities of $20.0 million in 2003 and $30.0 million in 2007. The swap agreements exchange the variable rate of LIBOR plus the spread on its revolving credit agreement to fixed interest rate payments ranging from 6.25% to 6.49%.

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. All interest rate swaps are effective as cash flow hedges and therefore there is no effect on current earnings from hedge ineffectiveness.

The Company recorded gains in OCI relating to the changes in fair value of the cash flow hedges of $.2 million, net of income tax expense of $.1 million and $.5 million, net of income tax expense of $.3 million for the quarters ended March 31, 2003 and 2002, respectively. The fair values of the derivative financial instruments are liabilities of $5.2 million and $5.4 million at March 31, 2003 and December 31, 2002, respectively, and are recorded in deferred income taxes and other liabilities in the Company’s condensed consolidated balance sheets. During the quarters ended March 31, 2003 and 2002, the Company reclassified $.4 million, net of income tax benefit of $.2 million and $.4 million, net of income tax benefit of $.2 million, respectively, from accumulated OCI to current period earnings (recorded as interest expense, net in the condensed consolidated statements of income). The net deferred loss recorded in accumulated OCI will be reclassified to earnings on a quarterly basis as interest payments occur. As of March 31, 2003, approximately $1.7 million in deferred losses on derivative instruments accumulated in other comprehensive income is expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (1.49% at March 31, 2003).

The earnings and cash flows to be paid under the Company’s revolving credit agreement are sensitive to changes in LIBOR. The Company performed a sensitivity analysis to determine the potential variability on earnings and cash flows based on the Company’s swap portfolio and variable rate debt through the respective maturity dates of the swap portfolio. The average interest rates on the variable rate debt and the average receive rate on the interest rate swaps were derived from implied forward three-month LIBOR curves. The variability on earnings and cash flows aggregated approximately $5.0 million over the remaining life of the swap. This information constitutes a “forward-looking statement” and actual results may differ significantly based on actual borrowings and interest rates.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 requires that the initial measurement of a liability be at fair value. The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosures in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS

14 of 19

No. 123 to require companies to account for employee stock options using the fair value method. The Company adopted the applicable disclosure provisions required in SFAS No. 148 effective December 31, 2002, and as part of this interim report.

In January 2003, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. Application of this specific concept of EITF No. 02-16 is effective for periods beginning after December 15, 2002. EITF No. 02-16 also addresses the accounting for a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases or remains a customer for a specified period. EITF No. 02-16 permits customers to recognize a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases or remains a customer for a specified period as a reduction of cost of sales, if the customer can reasonably estimate the amount of the rebate or refund on a systematic and rational allocation. Application of this concept of EITF No. 02-16 is effective for fiscal periods beginning after November 21, 2002. The adoption of EITF No. 02-16 did not have a material effect on the Company’s condensed consolidated financial position or results of operations.

Safe Harbor Statement

This quarterly report contains statements which, to the extent they are not historical fact, constitute “forward looking statements” under the securities laws which represent the Company’s expectations or beliefs concerning future events, including, but not limited to, statements regarding acquisitions, financing agreements and industry, demographic and other trends affecting the Company. All forward looking statements involve and are qualified by risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from those contemplated or projected, forecasted, estimated, budgeted, expressed or implied by or in such forward looking statements. These factors include, without limitation, the effects of supplier concentration, competitive conditions within the Company’s industry, seasonal nature of sales of the Company’s products, effects of economic activity on the Company’s Staffing segment, and insurance coverage risks. The forward looking statements in this document are intended to be subject to the safe harbor protection provided under the securities laws, particularly Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.

The Company’s shareholders should also be aware that while the Company does, at various times, communicate with securities analysts, it is against the Company’s policies to disclose to such analysts any material non-public information or other confidential information. Accordingly, our shareholders should not assume that the Company agrees with all statements or reports issued by such analysts.

For additional information identifying some other important factors which may affect the Company’s operations and markets and could cause actual results to vary materially from those anticipated in the forward looking statements, see the Company’s Securities and Exchange Commission filings, including but not limited to, the discussion included in the Business section of the Company’s 2002 Form 10-K under the heading “Business Risk Factors” and “General Risk Factors.”

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

15 of 19

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

The Company and its subsidiaries are involved in litigation incidental to the operation of the Company’s business. The Company vigorously defends all matters in which the Company or its subsidiaries are named defendants and, for insurable losses, maintains significant levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. In the opinion of the Company, although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability associated with any claims or litigation in which the Company or its subsidiaries are involved will not materially affect the Company’s financial condition or results of operations.

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

None.

16 of 19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC. (Registrant)
By:	/s/ BARRY S. LOGAN

Barry S. Logan Vice President and Secretary (Chief Financial Officer)
May 15, 2003

17 of 19

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

Date: May 15, 2003

/s/ ALBERT H. NAHMAD

Albert H. Nahmad Chief Executive Officer

18 of 19

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

Date: May 15, 2003

/s/ BARRY S. LOGAN

Barry S. Logan Chief Financial Officer

19 of 19

Index to Exhibits

Exhibit No.	Exhibit Description

99.1	Certification from the Chief Executive Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification from the Chief Financial Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.