Form 10-Q
period 2003-09-30
WATSCO INC
filed 2003-11-14
CIK 105016

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

or

☐  Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From

_______________ to _______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,541,871 shares of the Company’s Common Stock ($.50 par value), excluding treasury shares of 5,364,850 and 3,509,883 shares of the Company’s Class B Common Stock ($.50 par value), excluding treasury shares of 48,263 were outstanding as of November 3, 2003.

1 of 19

WATSCO, INC.

2 of 19

PART I.    FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WATSCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

(In thousands, except per share data)

	September 30,	December 31,
	2003	2002
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$16,413	$25,880
Accounts receivable, net	157,209	129,396
Inventories	207,468	176,407
Other	8,527	13,878

Total current assets	389,617	345,561
Property and equipment, net	23,116	25,850
Goodwill, net	130,174	125,536
Other	5,210	6,772

	$548,117	$503,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$178	$272
Accounts payable	92,524	59,965
Accrued liabilities	35,301	26,215

Total current liabilities	128,003	86,452

Long-term obligations:
Borrowings under revolving credit agreement	30,000	50,000
Long-term notes	30,000	30,000
Other debt	157	233

Total long-term obligations	60,157	80,233

Deferred income taxes and other liabilities	5,564	7,833

Shareholders’ equity:
Common stock, $.50 par value	13,929	13,734
Class B common stock, $.50 par value	1,782	1,767
Paid-in capital	220,367	216,124
Unearned compensation related to outstanding restricted stock	(9,636)	(9,067)
Accumulated other comprehensive loss, net of tax	(2,693)	(3,399)
Retained earnings	196,978	169,649
Treasury stock, at cost	(66,334)	(59,607)

Total shareholders’ equity	354,393	329,201

	$548,117	$503,719

See accompanying notes to condensed consolidated financial statements.

3 of 19

WATSCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Quarter and Nine Months Ended September 30, 2003 and 2002

(In thousands, except per share data)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$348,597	$326,286	$946,511	$914,271
Cost of sales	262,765	246,275	712,549	689,695
Cost of sales – restructuring	—	(74)	—	246

Gross profit	85,832	80,085	233,962	224,330
Selling, general and administrative expenses	63,550	59,875	181,250	176,515
Restructuring reversals	—	(75)	—	(539)

Operating income	22,282	20,285	52,712	48,354
Interest expense, net	1,301	1,739	4,378	5,520

Income before income taxes	20,981	18,546	48,334	42,834
Income taxes	7,763	6,704	17,884	15,484

Net income	$13,218	$11,842	$30,450	$27,350

Earnings per share:
Basic	$0.53	$0.47	$1.21	$1.06

Diluted	$0.51	$0.45	$1.18	$1.02

Weighted average shares and equivalent shares used to calculate earnings per share:
Basic	25,059	25,369	25,065	25,739

Diluted	26,077	26,367	25,889	26,912

See accompanying notes to condensed consolidated financial statements.

4 of 19

WATSCO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002

(In thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$30,450	$27,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,579	5,957
Provision for doubtful accounts	2,270	3,787
Tax benefit from exercise of stock options	1,476	2,717
Other, net	70	(270)
Restructuring reversals and other non-cash charges	—	(293)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,645)	(15,407)
Inventories	(22,755)	(3,095)
Accounts payable and accrued liabilities	35,108	14,377
Other, net	11,830	7,247

Net cash provided by operating activities	39,383	42,370

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(18,186)	(1,864)
Capital expenditures	(2,458)	(3,276)
Purchase of minority interest in consolidated subsidiary	(1,294)	—
Proceeds from sale of property and equipment	292	2,256

Net cash used in investing activities	(21,646)	(2,884)

Cash flows from financing activities:
Net repayments under revolving credit agreement	(20,000)	(19,000)
Purchase of treasury stock	(6,727)	(22,170)
Common stock dividends	(3,091)	(2,250)
Net repayments of other debt	(170)	(796)
Net proceeds from issuances of common stock	2,784	3,672
Payment of debt acquisition costs	—	(775)

Net cash used in financing activities	(27,204)	(41,319)

Net decrease in cash and cash equivalents	(9,467)	(1,833)
Cash and cash equivalents at beginning of period	25,880	9,132

Cash and cash equivalents at end of period	$16,413	$7,299

See accompanying notes to condensed consolidated financial statements.

5 of 19

WATSCO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(In thousands, except share data)

(Unaudited)

1.	The accompanying condensed consolidated balance sheet as of December 31, 2002, which has been derived from the Company’s audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein.

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

2.	The results of operations for the quarter and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by the Company have historically been seasonal with revenue generally increasing during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters.

3.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves for self-insurance and valuation of goodwill. Actual results could differ from those estimates.

4.	In January 2003, the Company adopted Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 permits recognition of a rebate or refund of a specified amount of cash consideration that is payable if the customer completes a specified cumulative level of purchases as a reduction of cost of sales, if the customer can reasonably estimate the amount of the rebate or refund on a systematic and rational allocation. The Company enters into agreements with certain vendors providing for inventory purchase rebates upon achievement of specified volume purchasing levels. The Company accrues the receipt of vendor rebates as part of its cost of sales for products sold based on progress towards earning the vendor rebates taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at September 30, 2003 for vendor rebates received or receivable on products not yet sold. Substantially all vendor rebate receivables are collected within three months immediately following calendar year-end.

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

6 of 19

“Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” established preferred accounting and mandatory disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value method at the grant dates for awards under the stock option plans and purchases under the employee stock purchase plan consistent with the method of SFAS No. 123, the Company’s pro forma net income and earnings per share would be as follows for the quarter and nine months ended September 30, 2003 and 2002:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income, as reported	$13,218	$11,842	$30,450	$27,350
Stock-based compensation expense included in net income, net of tax	156	132	428	389
Stock-based compensation expense determined under the fair value-based method, net of tax	(569)	(790)	(2,254)	(2,480)

Net income, pro forma	$12,805	$11,184	$28,624	$25,259

Basic earnings per share:
As reported	$0.53	$0.47	$1.21	$1.06
Pro forma	$0.51	$0.44	$1.14	$0.98

Diluted earnings per share:
As reported	$0.51	$0.45	$1.18	$1.02
Pro forma	$0.49	$0.42	$1.11	$0.94

6.	In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities (“VIEs”). FIN No. 46 requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. In October 2003, the FASB deferred the effective date of FIN No. 46 for all VIEs to the first reporting period ending after December 15, 2003. The Company is continuing to evaluate FIN No. 46 and does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset with many such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s condensed consolidated financial statements.

7 of 19

7.	Basic earnings per share is computed by dividing net income by the total weighted average number of shares outstanding. Diluted earnings per share additionally assumes, if dilutive, any added dilution from common stock equivalents. Shares used to calculate earnings per share are as follows for the quarter and nine months ended September 30, 2003 and 2002:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Weighted average shares outstanding for basic earnings per share	25,058,656	25,368,994	25,065,284	25,739,479
Dilutive stock options and restricted shares of common stock	1,017,983	997,547	823,587	1,172,030

Shares for diluted earnings per share	26,076,639	26,366,541	25,888,871	26,911,509

Stock options and restricted shares of common stock outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	706,481	1,850,538	932,698	1,517,109

8.	The Company has an interest rate swap agreement with a notional amount of $30,000 maturing in 2007 to reduce its exposure to market risks from changing interest rates under its revolving credit agreement. Under the swap agreement, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. The derivative is designated as a cash flow hedge. Accordingly, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (“OCI”) and is recognized in the income statement when the hedged item affects earnings. In July 2003, a swap with a notional amount of $20,000 matured.

The Company recorded gains (losses) in OCI relating to the change in fair value of the cash flow hedges of $600, net of income tax expense of $(352), $(1,175), net of income tax benefit of $665, $702, net of income tax expense of $(412) and $(1,450), net of income tax benefit of $776, for the quarter and nine months ended September 30, 2003 and 2002, respectively. The fair value of the derivative financial instrument is a long-term liability of $4,398 and $5,438 at September 30, 2003 and December 31, 2002, respectively, and is recorded in deferred income taxes and other liabilities in the Company’s condensed consolidated balance sheets. During the quarter and nine months ended September 30, 2003 and 2002, the Company reclassified $266, net of income tax benefit of $156, $364, net of income tax benefit of $207, $1,056, net of income tax benefit of $620 and $1,205, net of income tax benefit of $682, respectively, from accumulated OCI to current period earnings (recorded as interest expense, net in the condensed consolidated statements of income). The net deferred loss recorded in accumulated OCI will be reclassified to earnings on a quarterly basis as interest payments occur. As of September 30, 2003, approximately $1,500 in deferred losses on the derivative instrument accumulated in OCI is expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (1.33% at September 30, 2003).

9.	Comprehensive income consists of net income and changes in the value of available-for-sale securities and derivative instruments as further discussed in Note 8 to the condensed consolidated financial statements at September 30, 2003. The components of the Company’s comprehensive income are as follows for the quarter and nine months ended September 30, 2003 and 2002:

8 of 19

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income	$13,218	$11,842	$30,450	$27,350
Unrealized holding gain (loss) on investments arising during the period, net of income tax benefit (expense) of $2, $14, $(2) and $12, respectively	(3)	(25)	4	(21)
Unrealized holding gain (loss) on derivative instruments, net of income tax benefit (expense) of $(352), $665, $(412) and $776, respectively	600	(1,175)	702	(1,450)

Comprehensive income	$13,815	$10,642	$31,156	$25,879

10.	The Company has two reportable business segments – Distribution and Staffing. The Distribution segment has similar products, customers, marketing strategies and operations. The operating segments are managed separately because each offers distinct products and services. Segment data for the quarter and nine months ended September 30, 2003 and 2002 is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenue:
Distribution	$341,770	$317,337	$926,601	$888,966
Staffing	6,827	8,949	19,910	25,305

	$348,597	$326,286	$946,511	$914,271

Operating income (loss):
Distribution	$26,053	$23,416	$63,625	$56,993
Staffing	(440)	(80)	(1,199)	(701)
Corporate expenses	(3,331)	(3,051)	(9,714)	(7,938)

	$22,282	$20,285	$52,712	$48,354

11.	During the second quarter of 2003, wholly-owned subsidiaries of the Company completed three transactions with Pameco Corporation resulting in the purchase of certain assets (consisting primarily of accounts receivable, inventories and property and equipment) and the assumption of certain lease obligations of 52 locations in Arkansas, Kentucky, Louisiana, Mississippi, Tennessee, Texas and Virginia. The acquired locations sell heating, air conditioning, refrigeration and related parts and supplies. These acquisitions were funded by cash on hand. The results of operations of these locations have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” the Company applied the purchase method of accounting to record these transactions. The preliminary purchase price allocation for the acquisitions is as follows:

Accounts receivable	$5,438
Inventories	8,306
Property and equipment	251
Goodwill	4,638
Other assets	48
Accrued liabilities	(495)

Cash used in acquisition, net of cash acquired	$18,186

The preliminary purchase price allocation, including goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, may change during the year of acquisition as more detailed analysis is completed and additional information on the fair value of assets and liabilities

9 of 19

becomes available. During 2002, wholly-owned subsidiaries of the Company completed the purchase of the net assets and business of two wholesale distributors of air conditioning and heating products that operate from five locations. Consideration for the acquisitions consisted of cash payments of $1,864 and the issuance of 27,688 shares of Common Stock having a fair value of $330. These acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the accompanying unaudited condensed consolidated statements of income beginning on the date of acquisition. These acquisitions were not deemed material to the Company’s condensed consolidated financial statements for the quarter and nine months ended September 30, 2003 and 2002.

12.	In October 2003, the Company’s Board of Directors approved an increase in the quarterly cash dividend to $.08 per share from $.04 per share.

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

The following table sets forth, as a percentage of revenue, the Company’s condensed consolidated statements of income data for the quarter and nine months ended September 30, 2003 and 2002:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.4	75.5	75.3	75.5

Gross profit	24.6	24.5	24.7	24.5
Selling, general and administrative expenses	18.2	18.3	19.1	19.3
Restructuring reversals	—	—	—	(0.1)

Operating income	6.4	6.2	5.6	5.3
Interest expense, net	(0.4)	(0.5)	(0.5)	(0.6)
Income taxes	(2.2)	(2.1)	(1.9)	(1.7)

Net income	3.8%	3.6%	3.2%	3.0%

The following table sets forth revenue by business segment for the quarter and nine months ended September 30, 2003 and 2002:

	Quarter Ended				Nine Months Ended
	September 30,				September 30,
	2003		2002		2003		2002
Distribution	$341,770	98%	$317,337	97%	$926,601	98%	$888,966	97%
Staffing	6,827	2%	8,949	3%	19,910	2%	25,305	3%

Total revenue	$348,597	100%	$326,286	100%	$946,511	100%	$914,271	100%

The following narratives include the results of operations acquired during 2003 and 2002. See Note 11 to the condensed consolidated financial statements. The acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the Company’s consolidated results beginning on their respective dates of acquisition. Data presented in the following

10 of 19

narratives referring to “same-store basis” excludes the effects of locations acquired or locations opened and closed during the prior twelve months.

QUARTER ENDED SEPTEMBER 30, 2003 VS. QUARTER ENDED SEPTEMBER 30, 2002

Consolidated revenue for the quarter ended September 30, 2003 increased $22.3 million, or 7%, compared to the same period in 2002.

Distribution segment revenue for the quarter ended September 30, 2003 increased $24.4 million, or 8%. On a same-store basis, revenue in the Distribution segment includes a 5% same-store sales increase in residential and light-commercial HVAC products and a 25% same-store sales decline to the manufactured housing market. Sales to the manufactured housing market, which represented 4% of the Distribution segment’s third quarter revenue in 2003, continue to be affected by a tightened financing market for dealers and consumers.

Staffing segment revenue for the quarter ended September 30, 2003 decreased $2.1 million, or 24%, primarily attributable to lower sales demand due to economic conditions affecting labor markets in the United States.

Consolidated gross profit for the quarter ended September 30, 2003 increased $5.7 million, or 7%, as compared to the same period in 2002, primarily as a result of the aforementioned revenue increase and improved selling margins in the Distribution segment. Gross profit margin for the quarter ended September 30, 2003 increased to 24.6% from 24.5% in 2002, primarily due to higher markups on certain product offerings and a shift to higher-margin residential products.

Consolidated selling, general and administrative expenses for the quarter ended September 30, 2003 increased $3.8 million, or 6%, compared to the same period in 2002, primarily due to the aforementioned revenue increase. On a same-store basis, operating expenses for the quarter ended September 30, 2003 remained flat. Selling, general and administrative expenses as a percent of revenue decreased to 18.2% in 2003 from 18.3% in 2002.

Interest expense, net for the quarter ended September 30, 2003 decreased $.4 million, or 25%, compared to the same period in 2002, primarily due to lower average borrowings during the quarter.

The effective tax rate was 37.0% for the quarter ended September 30, 2003 and 36.2% for the quarter ended September 30, 2002, reflecting a higher provision for state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. NINE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated revenue for the nine months ended September 30, 2003 increased $32.2 million, or 4%, compared to the same period in 2002.

Distribution segment revenue for the nine months ended September 30, 2003 increased $37.6 million, or 4%. On a same-store basis, revenue in the Distribution segment includes a 4% same-store sales increase in residential and light-commercial HVAC products and a 30% same-store sales decline to the manufactured housing market. Sales to the manufactured housing market, which represented 4% of the Distribution segment’s revenue in 2003, continue to be affected by a tightened financing market for dealers and consumers.

Staffing segment revenue for the nine months ended September 30, 2003 decreased $5.4 million, or 21%, primarily attributable to lower sales demand due to economic conditions affecting labor markets in the United States.

Consolidated gross profit for the nine months ended September 30, 2003 increased $9.6 million, or 4%, as compared to the same period in 2002, primarily as a result of the aforementioned revenue increase and improved selling margins in the Distribution segment. Gross profit margin for the nine months ended

11 of 19

September 30, 2003 increased to 24.7% from 24.5% in 2002, primarily due to higher markups on certain product offerings and a shift to higher-margin residential products.

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2003 increased $5.3 million, or 3%, compared to the same period in 2002, primarily due to the aforementioned revenue increase. On a same-store basis, operating expenses for the nine months ended September 30, 2003 remained flat. Selling, general and administrative expenses as a percent of revenue decreased to 19.1% in 2003 from 19.2% in 2002.

Interest expense, net for the nine months ended September 30, 2003 decreased $1.1 million, or 21%, compared to the same period in 2002, primarily due to lower average borrowings during the period.

The effective tax rate was 37.0% for the nine months ended September 30, 2003 and 36.1% for the nine months ended September 30, 2002, reflecting a higher provision for state income taxes.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including past transactions with customers, creditworthiness of specific customers, historical trends and other information. The allowance for doubtful accounts was $3.1 million and $3.8 million at September 30, 2003 and December 31, 2002, respectively. Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

Inventory Valuation

Inventories consist of air conditioning, heating and refrigeration equipment and related parts and supplies and are valued at the lower of cost or market on a first-in, first-out basis. As part of this valuation process, excess, slow-moving and damaged inventories are reduced to their estimated net realizable value. The Company’s accounting for excess, slow-moving and damaged inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. The Company also maintains a provision for estimated inventory shrinkage and conducts cycle counts and physical inventories to calculate actual shrinkage and inventory on hand. When preparing these estimates, management considers historical results,

12 of 19

inventory levels, current operating trends and sales forecasts. The Company has established valuation reserves associated with excess, slow-moving and damaged inventory and estimated shrinkage reserves of $4.7 million and $3.0 million at September 30, 2003 and December 31, 2002, respectively. These estimates can be affected by a number of factors, including general economic conditions and other factors affecting demand for the Company’s inventory. In the event the Company’s estimates differ from actual results, the allowance for excess, slow-moving and damaged inventories may be adjusted.

Goodwill

Effective January 1, 2002, goodwill is no longer amortized and is subject to impairment testing at least annually using a fair value-based approach. The Company evaluates the recoverability of goodwill for impairment when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company’s accounting for impairment contains uncertainty because management must use judgment in determining appropriate market value multiples. On January 1, 2003, the Company performed the required annual impairment test and determined there was no impairment. See Notes 1 and 9 to the consolidated financial statements included in Form 10-K for the year ended December 31, 2002 for further information. Operating results of the Staffing segment have been negatively impacted by economic softness experienced in the current and past two years. The Company has undertaken a number of measures to reduce the costs of operations of its Staffing segment during 2003 in response to the decline in demand for services. The carrying amount of goodwill at September 30, 2003 for the Staffing segment was $3.6 million. In the event that factors occur prior to the next annual impairment test that indicate that the carrying value of its goodwill may not be recoverable, a goodwill impairment charge may be necessary to the extent that the implied fair value of goodwill is less than the carrying value.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full calendar year. The use of estimates by management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. The Company has recorded a valuation allowance of $.5 million as of September 30, 2003, due to uncertainties related to the ability to utilize some of the deferred tax assets, primarily consisting of federal net operating loss carryforwards of $.3 million, which will expire in 2004, and state net operating loss carryforwards of $4.1 million, which will expire in varying amounts through 2017. The valuation allowance is based on the Company’s estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. These estimates can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect the Company’s future taxable income. Although management believes that the estimates discussed above are reasonable and the related calculations conform to accounting principles generally accepted in the United States, if management’s estimates of future taxable income differ from actual taxable income, the deferred tax asset and any related valuation allowance will need to be adjusted. An adjustment to the deferred tax asset and any related valuation allowance could materially impact the Company’s consolidated financial position and results of operations.

13 of 19

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

The Company maintains a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $225 million, expiring in April 2005. At September 30, 2003 and December 31, 2002, $30 million and $50 million, respectively, was outstanding under the revolving credit agreement. Borrowings under the agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the revolving credit agreement bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company’s financial performance (LIBOR plus 1.0% at September 30, 2003 and December 31, 2002). The Company pays a variable commitment fee on the unused portion of the commitment. The revolving credit agreement contains customary affirmative and negative covenants including certain financial covenants with respect to the Company’s consolidated net worth, interest and debt coverage ratios and limits capital expenditures and dividends in addition to other restrictions. The Company is in compliance with such covenants at September 30, 2003.

The Company has a $125 million private placement shelf facility. The uncommitted loan facility provides the Company with a source of long-term, fixed-rate financing as a complement to the variable rate borrowings available under its existing revolving credit agreement through January 2006. On February 7, 2001, the Company issued $30 million Senior Series A Notes (“Notes”) bearing 7.07% interest under its private placement shelf facility. The Notes have an average life of 5 years with repayment in equal installments of $10 million beginning on April 9, 2005, until the final maturity on April 9, 2007. Interest is paid on a quarterly basis. The Notes allow for redemption prior to maturity subject to a redemption premium and other restrictions.

At September 30, 2003, the Company had one interest rate swap agreement to manage its net exposure to interest rate changes related to a portion of the borrowings under the revolving credit agreement. The interest rate swap agreement effectively converts a portion of the Company’s LIBOR-based variable rate borrowings into fixed rate borrowings. The Company continuously monitors developments in the capital markets and only enters into swap transactions with established counterparties having investment grade ratings. See Note 8 to the condensed consolidated financial statements and “Quantitative and Qualitative Disclosures About Market Risk,” for further information.

Working capital increased to $261.6 million at September 30, 2003 from $259.1 million at December 31, 2002, primarily attributable to an increase in accounts receivable driven by increased sales volume, offset by cash used to pay down debt and an increase in income tax liabilities. This increase was primarily funded by cash flows from operations.

Net cash provided by operating activities was $39.4 million for the nine months ended September 30, 2003 compared to net cash provided by operating activities of $42.4 million for the same period in 2002, a decrease of $3.0 million. This decrease is primarily due to higher accounts receivable driven by increased sales volume.

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

14 of 19

In accordance with SFAS No. 141, “Business Combinations,” the Company applied the purchase method of accounting to record this transaction. The preliminary purchase price allocation for the acquisition is as follows (in millions):

Accounts receivable	$5.4
Inventories	8.3
Property and equipment	.3
Goodwill	4.6
Other assets	.1
Accrued liabilities	(.5)

Cash used in acquisition, net of cash acquired	$18.2

The preliminary purchase price allocation, including goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, may change during the year of acquisition as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available. During 2002, wholly-owned subsidiaries of the Company completed the purchase of the net assets and business of two wholesale distributors of air conditioning and heating products that operate from five locations. Consideration for the acquisitions consisted of cash payments of $1.9 million and the issuance of 27,688 shares of Common Stock having a fair value of $.3 million. These acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the accompanying unaudited condensed consolidated statements of income beginning on the date of acquisition. These acquisitions were not deemed material to the Company’s condensed consolidated financial statements.

Net cash used in investing activities increased to $21.6 million for the nine months ended September 30, 2003 from $2.9 million for the same period in 2002, reflecting $18.2 million in business acquisitions during 2003, as described above.

Net cash used in financing activities decreased to $27.2 million for the nine months ended September 30, 2003 from $41.3 million for the same period in 2002, reflecting lower stock repurchases in 2003 versus 2002.

In January 2003, the Company’s Board of Directors authorized the repurchase, at management’s discretion, of an additional 1.5 million shares of the Company’s common stock, bringing the total authorization to 7.5 million shares to be repurchased in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. The Company purchased .4 million shares at a cost of $6.7 million during the nine months ended September 30, 2003. In aggregate, the Company has repurchased 5.4 million shares of Common Stock and Class B Common Stock at a cost of $66.3 million.

Cash dividends of 4 cents and 3 cents per share were paid during the quarters ended September 30, 2003 and 2002, respectively. In October 2003, the Company’s Board of Directors approved an increase in the quarterly cash dividend to 8 cents per share from 4 cents per share. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company’s profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company’s Board of Directors.

As of September 30, 2003, the Company had $16.4 million of cash and $195.0 million of unused borrowing capacity under its existing revolving credit agreement and $95.0 million available under the Company’s private placement shelf facility (subject to borrowing limitations under long-term debt covenants) to fund present operations and anticipated growth, including expansion in its current and targeted market areas. The Company continually evaluates potential acquisitions and has ongoing discussions with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. The Company believes it has adequate availability of capital from operations.

15 of 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure consists of interest rate risk. The Company’s objective in managing the exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company uses interest rate swaps to manage net exposure to interest rate changes to its borrowings. These swaps are entered into with financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. All items described are non-trading. See Note 8 to the condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information.

At September 30, 2003, the Company’s interest rate swap agreement had a notional value of $30.0 million with a maturity of 2007. The swap agreement exchanges the variable rate of LIBOR plus the spread on its revolving credit agreement to fixed interest rate payments of 6.25%. In July 2003, a swap with a notional amount of $20.0 million matured.

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. All interest rate swaps are effective as cash flow hedges and therefore there is no effect on current earnings from hedge ineffectiveness.

The earnings and cash flows to be paid under the Company’s revolving credit agreement are sensitive to changes in LIBOR. The Company performed a sensitivity analysis to determine the potential variability on earnings and cash flows based on the Company’s swap portfolio and variable rate debt through the respective maturity dates of the swap portfolio. The average interest rates on the variable rate debt and the average receive rate on the interest rate swap were derived from implied forward three-month LIBOR curves. The variability on earnings and cash flows aggregated approximately $3.8 million over the remaining life of the swap. This information constitutes a “forward looking statement” and actual results may differ significantly based on actual borrowings and interest rates.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities (“VIEs”). FIN No. 46 requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. In October 2003, the FASB deferred the effective date of FIN No. 46 for all VIEs to the first reporting period ending after December 15, 2003. The Company is continuing to evaluate FIN No. 46 and does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This

16 of 19

Statement requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset with many such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s condensed consolidated financial statements.

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

17 of 19

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2003.

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2003.

32.1	Certification from the Chief Executive Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2003.

32.2	Certification from the Chief Financial Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2003.

(b)	Reports on Form 8-K

A report on Form 8-K dated July 23, 2003, disclosed in Item 9, Regulation FD Disclosure, that the Company issued a press release reporting its financial results for the quarter ended June 30, 2003. A copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

18 of 19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC. (Registrant)

By:	/s/ Ana M. Menendez

Ana M. Menendez Vice President of Finance (Chief Financial Officer) November 14, 2003

19 of 19

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2003.

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2003.

32.1	Certification from the Chief Executive Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2003.

32.2	Certification from the Chief Financial Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2003.