Form 10-K
period 2003-12-31
WATSCO INC
filed 2004-03-15
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                          to

Commission File Number 1-5581

WATSCO, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	59-0778222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Address of principal executive offices: 2665 South Bayshore Drive, Suite 901, Coconut Grove, FL 33133

Registrant’s telephone number, including area code: (305) 714-4100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.50 par value Class B Common Stock, $.50 par value	New York Stock Exchange American Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $364 million, based on the closing sale price of the common stock on that date. For purposes of determining this number all executive officers and directors of the registrant as of June 30, 2003 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares of common stock outstanding as of February 29, 2004 was 22,723,262 shares of Common Stock, excluding treasury shares of 5,364,850, and 3,623,335 shares of Class B Common Stock, excluding treasury shares of 48,263.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2003, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A).

WATSCO, INC.

Index to Annual Report

on Form 10-K

Year Ended December 31, 2003

PART I

This Form 10-K contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, (i) the Company’s business and acquisition strategies, (ii) potential acquisitions by the Company, (iii) the Company’s financing plans and (iv) industry, demographic and other trends affecting the Company’s financial condition or results of operations. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control.

Actual results could differ materially from these forward-looking statements as a result of several factors, including

•	general economic conditions affecting general business spending,
•	consumer spending,
•	consumer debt levels,
•	seasonal nature of sales of the Company’s products,
•	weather conditions,
•	effects of supplier concentration,
•	competitive factors within the Company’s industry,
•	insurance coverage risks,
•	prevailing interest rates, and
•	the ability of the Company to continue to implement its business and acquisition strategies.

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on the Company or its business or operations. A discussion of certain of these risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section has been incorporated in the Form 10-K by reference. Forward-looking statements speak only as of the date the statement was made. The Company assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

ITEM 1.	BUSINESS

General

Watsco, Inc. (the “Registrant” or “Company”) was incorporated in 1956 and is the largest independent distributor of air conditioning, heating, and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. The Company has two business segments – the HVAC distribution (“Distribution”) segment, which accounted for 98% of 2003 revenue and presently operates from 318 locations in 31 states and a temporary staffing and permanent placement services (“Staffing”) segment, which accounted for 2% of 2003 revenue. The Company’s revenue has increased from $80 million in 1989 to over $1.23 billion in 2003 via a strategy of acquisitions and internal growth. See Note 13 to the Company’s consolidated financial statements for more information regarding revenue, operating income, assets and other financial information on the Company’s Distribution and Staffing segments as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company’s principal executive offices are located at 2665 South Bayshore Drive, Suite 901, Coconut Grove, Florida 33133, and its telephone number is (305) 714-4100. The Company’s Internet website address is www.watsco.com and e-mail may be sent to the Company at mweber@watsco.com.

Residential Central Air Conditioning, Heating and Refrigeration Industry

According to data published by the Air Conditioning and Refrigeration Institute (“ARI”) and Gas Appliance Manufacturers Association, the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the United States is approximately $20 billion with unitary equipment shipments having grown at a compounded annual rate of 5% since 1993. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Corporation (“Carrier”), a subsidiary of United Technologies Corporation, Goodman Manufacturing Corporation, Rheem Manufacturing Company (“Rheem”), American Standard Companies Inc. (“American Standard”), York International Corporation (“York”), Lennox International, Inc. (“Lennox”) and Nordyne Corporation (“Nordyne”), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for the consumer.

Residential central air conditioning and heating equipment is sold to both the replacement and the homebuilding markets. The replacement market has increased substantially in size and importance over the past several years as a result of the aging of the installed base of residential central air conditioners, the introduction of new energy efficient models, the upgrading of existing homes to central air conditioning and the consumers’ overall unwillingness to live without air conditioning or heating products. According to industry data, over 120 million central air conditioning units and warm air gas furnaces have been installed in the United States in the past 20 years. Many units installed during this period have reached the end of their useful lives, thus providing a growing and substantial replacement market. The mechanical life of central air conditioning and warm-air gas furnaces varies by geographical region due to usage and is estimated to range from 8 to 20 years.

The Company also sells products to the refrigeration market. Such products include condensing units, compressors, evaporators, valves, refrigerant, walk-in coolers and ice machines for industrial and commercial applications. The Company distributes products manufactured by Copeland Compressor Corporation, a subsidiary of Emerson Electric Co., E. I. Du Pont De Nemours and Company, Heatcraft Refrigeration Products, LLC, Tecumseh Products Company and The Manitowoc Company, Inc.

Business Strategy

The Company’s business strategy includes five primary concepts: (i) implement programs to build market share in existing markets, (ii) complete strategic acquisitions to expand in existing markets or to extend the Company’s geographic reach into new markets, (iii) leverage fixed-costs in the Company’s existing infrastructure by adding products and expanding territories, (iv) implement initiatives to streamline operations, reduce cost structures and improve operating margins of both acquired and existing businesses and (v) develop and implement technology strategies that compete favorably in the marketplace.

Strategy in Existing Markets The Company’s strategy for growth in existing markets focuses on satisfying the needs of the higher growth, higher margin replacement market, where customers generally demand immediate, convenient and reliable service. In response to this need, the Company’s focus is to (i) offer expansive product lines, including the necessary equipment, parts and supplies to enable a contractor to install or repair a central air conditioner, furnace or refrigeration system, (ii) maintain multiple warehouse locations for increased customer convenience, (iii) maintain well-stocked inventories to ensure that customer orders are filled in a timely manner, (iv) provide a high degree of technical expertise at the point of sale and (v) develop and implement technological strategies to further enhance customer service capabilities. The Company believes these concepts provide a competitive advantage over smaller, lesser-capitalized competitors who are unable to commit resources to open additional locations, implement technological business solutions, provide the same variety of products as the Company, maintain the same inventory levels or attract the wide range of expertise that is required to support a diverse product offering. The Company also believes that in some geographic areas it has a competitive advantage over factory-operated distributor networks who typically do not maintain as diversified inventories of parts and supplies and whose fewer number of warehouse locations compared to the Company make it more difficult to meet the time-sensitive demands of the replacement market.

In addition to the replacement market, the Company sells to the homebuilding market, including both traditional site-built homes and manufactured housing. The Company believes that its reputation for reliable, high-quality service and its relationships with contractors, who may serve both the replacement and new construction markets, allow it to compete effectively in these markets.

Acquisition Strategy The Company’s acquisition strategy is focused on acquiring businesses that complement the Company’s presence in existing markets or establishing a presence in new markets. Since 1989, the Company has made 45 acquisitions relating to distributors of air conditioning, heating and refrigeration products, 10 of which operate as primary operating subsidiaries of the Company. The other smaller distributors acquired have been integrated into the Company’s primary operating subsidiaries. The Company continues to pursue additional strategic acquisitions to allow further penetration in existing markets and expand into new geographic markets. For additional discussion of recent acquisitions see Note 7 to the Company’s consolidated financial statements as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Product Line Expansion The Company actively seeks new or expanded territories of distribution from the major equipment manufacturers. The Company maintains significant relationships with Rheem, Carrier, Nordyne, American Standard, York and Lennox. See “Distribution Agreements” below. The Company continually evaluates new parts and supply products to support its equipment sales and further enhance its position with customers. The initiative includes increasing the product offering with existing vendors and identifying new product opportunities through traditional and non-traditional supply channels.

The Company has also introduced private-label products as a means to obtain market share and grow revenue. Historically, the Company’s ability to expand product offerings of HVAC equipment has been dependent on the granting of distribution rights by the industry’s major manufacturers. In 1999, the Company introduced its first private-label brand of equipment, “Grandaire,” positioned as a value-oriented brand. The Grandaire equipment, manufactured by Nordyne, is currently being distributed from 140 locations in the United States. The Company has also entered into a ten year exclusive licensing arrangement with Whirlpool Corporation (the “Whirlpool Licensing Agreement”), the nation’s leading manufacturer of appliances. During the Summer and Fall of 2003, the Company introduced its line of Whirlpool® branded HVAC equipment targeted at both the residential replacement and new homebuilding markets. The line of Whirlpool® branded HVAC equipment, manufactured by Lennox, is presently offered at 131 locations of the Company. The Company believes that the private-label brand products complement the existing offerings at the selected locations based on their particular market position and customer needs. See Note 12 to the consolidated financial statements for further information on terms of the Whirlpool licensing agreement.

Operating Philosophy The Company’s operating subsidiaries operate in a manner that recognizes the long-term relationships established between the distributors and their customers. Generally, the Company preserves the identity of acquired businesses by retaining its existing operating name at the time of acquisition, their management and sales organizations, maintaining the product brand name offerings previously distributed by them and selectively expanding complementary product offerings. The Company believes this strategy builds on the value of the acquired operations by creating additional sales opportunities.

The Company maintains a specialized functional support staff at its corporate headquarters to support the individual operating subsidiaries’ strategies for growth in their respective markets. Such functional support includes specialists in finance, accounting, human resources, product procurement, treasury and working capital management, tax planning, risk management and safety. The Company targets certain general and administrative expenses for cost savings initiatives that leverage the Company’s overall volume and improve operating efficiencies.

Technology The Company’s technology initiatives include: (i) implementation of effective point-of-sale systems that allow timely and effective customer service, including up-to-date pricing and inventory availability, (ii) enabling connectivity by customers to the subsidiaries’ operating software and (iii) a web site, ACDoctor.com, which provides homeowners and businesses useful information and a variety of services.

In addition to point-of-sale systems at each operating location, the Company’s subsidiaries have operating software that allows customers to access the Company’s systems on-line 24 hours a day, 7 days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments.

ACDoctor.com, a website service created and maintained by the Company, provides consumers useful information in areas that broaden knowledge about HVAC products. The site highlights new products and allows homeowners and businesses to locate, select and hire a licensed contractor. The primary functionality of the site provides consumers a choice of contractors in their area that can service their air conditioning and heating systems.

DESCRIPTION OF BUSINESS

Distribution Segment

Products The Company sells an expansive line of products and maintains a diverse mix of inventory to meet its customers’ immediate needs. The Company seeks to provide products a contractor would generally require when installing or repairing a central air conditioner, furnace or refrigeration system. The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space. The products distributed by the Company in its markets consist of: (i) equipment, including residential central air conditioners ranging from 1-1/2 to 5 tons, light commercial air conditioners ranging up to 20 tons, gas, electric and oil furnaces ranging from 50,000 to 150,000 BTUs, commercial air conditioning and heating equipment and systems ranging from 5 to 25 tons, and other specialized equipment; (ii) parts, including replacement compressors, evaporator coils, thermostats, motors and other component parts; and (iii) supplies, including insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives and other ancillary supplies.

Sales of air conditioning and heating equipment accounted for approximately 50%, 52% and 53% of revenue for the years ended December 31, 2003, 2002 and 2001, respectively. Sales of parts and supplies (currently sourced through a network of over 1,500 different vendors) comprised 50%, 48% and 47% of revenue for such periods, respectively.

Distribution and Sales The Company currently operates from 318 locations, most of which are located in regions that the Company believes have favorable demographic trends. The Company maintains large inventories at each warehouse location, which is accomplished by transporting inventory between locations daily and either directly delivering products to customers with the Company’s fleet of 699 trucks or making the products available for pick-up at the location nearest to the customer. The Company has over 280 commissioned salespeople, averaging 9 years or more of experience in the air conditioning, heating and refrigeration distribution industry.

Markets The Company’s network serves 31 states from these 318 locations. The Company’s primary markets include (in order of the number of locations in the state): Florida, Texas, California, Georgia, South Carolina, North Carolina, Tennessee, Louisiana, Alabama, Arkansas, Mississippi and Virginia. The Company also serves Arizona, Massachusetts, Missouri, Kansas, Oklahoma, Iowa, Kentucky, Maine, Nebraska, New Hampshire, New York, South Dakota, Connecticut, Maryland, Nevada, New Jersey, North Dakota, Rhode Island and Vermont. The Company also exports products to portions of Latin America and the Caribbean Basin. Export sales are less than 1% of the Company’s total revenue.

Customers and Customer Service The Company sells to contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems. The Company currently serves over 38,000 customers, with no single customer in 2003, 2002 or 2001 representing more than 1% of consolidated revenue.

The Company focuses on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at the locations. The Company also provides increased customer convenience through e-commerce, which allows customers to access the Company’s systems on-line 24 hours a day, 7 days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. Management believes that the Company successfully competes with other distributors primarily on the basis of its experienced sales organization, strong service support, high quality reputation and broad product lines.

Key Equipment Suppliers The Company maintains significant relationships with Rheem, Carrier, Nordyne, American Standard, York and Lennox, each a leading manufacturer of residential central air conditioning and heating equipment in the United States. Each manufacturer has a well-established reputation of producing high-quality, competitively priced products. The Company believes the manufacturers’ current product offerings, quality, serviceability and brand-name recognition allow the Company to operate favorably against its competitors. To maintain brand-name recognition, the manufacturers provide national advertising and participate with the Company in cooperative advertising programs and promotional incentives that are targeted to both contractors and end-users. The Company estimates the replacement market currently accounts for approximately two-thirds of industry sales in the United States and expects this percentage to increase as units installed in the past 20 years wear out and get replaced or updated to more energy-efficient models.

The Company made approximately 44%, 46% and 45% of its total 2003, 2002 and 2001 purchases, respectively, from six key equipment suppliers. The Company’s largest supplier accounted for 15%, 17% and 16% of all purchases made by the Company in 2003, 2002 and 2001, respectively. A significant interruption in the delivery of these products could impair the Company’s ability to continue to maintain its current inventory levels and could adversely affect the Company’s business. The Company’s future results of operations are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. The Company believes that its sales of other complementary equipment products and continued emphasis to expand sales of parts and supplies are mitigating factors against such risks.

Distribution Agreements The Company has distribution agreements with each of its key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, the Company may distribute other manufacturers’ lines of air conditioning or heating equipment.

Seasonality Sales of residential central air conditioners, heating equipment and parts and supplies distributed by the Company have historically been seasonal. See “Business Risk Factors.”

Competition All of the Company’s businesses operate in highly competitive environments. See “Business Risk Factors.”

Staffing Segment

The Company also owns Dunhill Staffing Systems, Inc. (“Dunhill”), which was founded in 1952 and is one of the nation’s best-known staffing service networks. Through franchised, licensed and company-owned offices in 30 states and Canada, Dunhill provides temporary staffing and permanent placement services to businesses (including the Company’s operating subsidiaries), professional and service organizations, government agencies, health care providers and other employers. Dunhill’s operations primarily consist of 13 company-owned and 10 licensed temporary staffing offices, as well as 67 franchised permanent placement offices and one franchised temporary staffing office. Dunhill’s franchisees operate their businesses autonomously within the framework of Dunhill’s policies and standards and recruit, employ and pay their own employees, including temporary employees. Dunhill’s permanent placement division recruits primarily middle management, sales, technical, administrative and support personnel for permanent employment in a wide variety of industries and positions. See Note 13 to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Employees

The Company employed approximately 2,600 persons as of December 31, 2003, substantially all of which are non-union employees. The Company believes that its relations with its employees are good.

Order Backlog

Order backlog is not a material aspect of the Company’s business and no material portion of the Company’s business is subject to government contracts.

Government Regulations, Environmental and Health and Safety Matters

The Company’s operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These include laws and regulations implementing the Clean

Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone-depleting refrigerants used in such systems, including those established at the Montreal Protocol in 1992 concerning the phase-out of CFC-based refrigerants. The Company is also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990. The Company’s operations are also subject to health and safety requirements including the Occupational, Safety and Health Act (OSHA). Management believes that the Company is in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment, transport of hazardous materials and health and safety requirements.

Non-U.S. Operations

All of the Company’s operations are within the United States. The Company does not have any international operations.

BUSINESS RISK FACTORS

Supplier Concentration The Company has agreements with six key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, the Company may distribute other manufacturers’ lines of air conditioning or heating equipment. Purchases from these six suppliers comprised 44% of all purchases made in 2003. The Company’s largest supplier accounted for 15% of all purchases made in 2003. Any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. The Company’s future results of operations are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards.

Competition All of the Company’s businesses operate in highly competitive environments. The Company’s Distribution segment competes with a number of distributors and also with several air conditioning and heating equipment manufacturers that distribute a significant portion of their products through their own distribution organizations in certain markets. Competition within any given geographic market is based upon product availability, customer service, price and quality. Competitive pressures or other factors could cause the Company’s products or services to lose market acceptance or result in significant price erosion, all of which would have a material adverse effect on the Company’s profitability.

Seasonality Sales of residential central air conditioners, heating equipment and parts and supplies distributed by the Company have historically been seasonal. Furthermore, the Company’s results of operations can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the Sunbelt markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

Temporary Staffing Services The Company’s Staffing segment (representing 2% of revenue in 2003) derives 98% of its revenue from temporary staffing services, which are sensitive to changes in the level of economic activity. Significant declines in demand for temporary staffing services would reduce the Staffing segment’s operating profits and underlying asset carrying values. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

GENERAL RISK FACTORS

Risks Related to Insurance Coverage The Company carries general liability, comprehensive property damage, workers’ compensation and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against the Company. A successful claim against the Company in excess of insurance coverages could have a material adverse effect on the Company’s financial position or results of operations. The Company retains certain self-insurance risks for health benefits and casualty insurance programs. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not yet reported. The Company cannot provide assurance that the Company’s actual claims will not exceed the Company’s estimates. The Company has limited its exposure by maintaining excess and aggregate liability coverages and implementing loss control programs.

Goodwill At December 31, 2003, goodwill represented approximately 24% of the Company’s total assets. Goodwill is no longer amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The Company’s accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions.

The Company evaluates the recoverability of goodwill for impairment when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. As previously discussed, operating results of the Staffing segment have been negatively impacted by economic softness experienced in the past three years. In the event that the operating results of the Staffing segment do not improve, a goodwill impairment charge may be necessary to the extent that the implied fair value of goodwill is less than the carrying value. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

Control by Existing Shareholder As of December 31, 2003, Albert H. Nahmad, the Company’s Chairman of the Board of Directors and President, and a limited partnership controlled by him, collectively had beneficial ownership of approximately 60% of the combined voting power of the outstanding Common Stock and Class B Common Stock. Based on Mr. Nahmad’s stock ownership and the stock ownership of the limited partnership controlled by him, Mr. Nahmad has the voting power to elect all but three members of the Company’s nine-person Board of Directors and to control most corporate actions requiring shareholder approval.

ADDITIONAL INFORMATION

The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically.

The Company’s Internet website address is www.watsco.com. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. The Company also makes available on its web site other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, including its proxy statements and reports filed by officers and directors under Section 16(a) of that Act. These reports may be found on the web site by selecting the option entitled “SEC FILINGS” under the “INVESTORS INFO” area of the web site. The Company does not intend for information contained in its website to be part of this Form 10-K.

The Company maintains an “Employee Code of Business Ethics and Conduct” that is applicable to all employees and additionally a “Code of Conduct for Senior Executives” that is applicable to members of the Company’s Board of Directors, executive officers and senior operating and financial personnel. These codes require continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of the Company’s business. These codes are publicly available on the Company’s website at http://www.watsco.com/careers/codeofconduct.cfm. These materials may also be requested in print by writing to the Company’s Investor Relations department at Watsco, Inc., Investor Relations, 2665 South Bayshore Drive, Suite 901, Coconut Grove, FL 33133.

ITEM 2.	PROPERTIES

The Company’s principally owned and leased properties include the Company’s trucks, warehousing and distribution facilities, administration office space and Staffing segment facilities.

Trucks At December 31, 2003, the Company’s Distribution segment operated 699 ground transport vehicles, including delivery and pick-up trucks, vans and tractors. The Company believes that the present size of its truck fleet is adequate to support its operations.

Warehousing and Distribution Facilities At December 31, 2003, the Company’s Distribution segment operated 318 warehousing and distribution facilities across 31 states in the United States having approximately 5.8 million square feet of space in the aggregate of which approximately 5.4 million square feet is leased. The majority of these leases are for terms of 3 to 5 years.

Administrative and Other Properties and Facilities The Company maintains a specialized functional support staff at its corporate headquarters in Coconut Grove, Florida on approximately 6,000 square feet of leased space. The Company also leases approximately 101,000 square feet of space for additional storage and offices.

Staffing Segment Facilities The Company’s Staffing segment operates from 14 locations, with an aggregate of approximately 28,000 square feet, all of which are leased. The majority of these leases are for terms of 3 to 5 years.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Page 46 of the Company’s 2003 Annual Report contains “Information on Common Stock,” which identifies the market on which the Registrant’s common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 2003, 2002 and 2001 and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance.

	Equity Compensation Plan Information(4)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,342,426	(1)	$12.99	1,675,281	(3)
Equity compensation plans not approved by security holders		(2)	—	—

Total	3,342,426		$12.99	1,675,281

(1)	Comprised of 1,792,426 shares of Common Stock and 1,550,000 shares of Class B Common Stock.

(2)	Does not include 183,750 shares of restricted Common Stock and 505,000 shares of restricted Class B Common Stock granted to certain employees of the Company prior to the adoption of the 2001 Incentive Compensation Plan.

(3)	Does not include 107,965 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). An aggregate of 81,768 shares of Common Stock was purchased under the ESPP in 2003.

(4)	See Note 6 to the consolidated financial statements for additional information regarding stock-based compensation and benefit plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of the Company’s equity securities were made by the Company or affiliated purchasers during the fourth quarter of the year ended December 31, 2003.

Recent Sales of Unregistered Securities

None.

Dividends

The Company paid cash dividends of 20 cents, 11.5 cents and 10 cents per share of Common Stock and Class B Common Stock in 2003, 2002 and 2001, respectively. In February 2004, the Company’s Board of Directors approved an increase in the quarterly cash dividend to 10 cents per share from 8 cents per share of Common Stock and Class B Common Stock. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company’s profitability, financial condition, cash requirements, restrictions existing on the Company’s credit agreements, future prospects and other factors deemed relevant by the Company’s Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Page 47 of the Company’s 2003 Annual Report contains “Selected Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 8 through 19 of the Company’s 2003 Annual Report contain “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Page 14 of the Company’s 2003 Annual Report contains “Quantitative and Qualitative Disclosures About Market Risk” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 20 through 44 of the Company’s 2003 Annual Report contain the 2003 and 2002 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, together with the reports thereon of Ernst & Young LLP dated February 12, 2004 and Arthur Andersen LLP dated February 11, 2002, and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years. On May 22, 2002, the Board of Directors of the Company and its Audit Committee dismissed Arthur Andersen LLP as the Company’s independent public accountants and engaged Ernst & Young LLP to serve as the Company’s new independent public accountants. For more information with respect to this matter, see our Report on Form 8-K filed on May 22, 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

This part of Form 10-K, which includes Items 10 through 14, is omitted because the Registrant will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of the Registrant’s year-end, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page No. in Annual Report
(a)	Consolidated Financial Statements, Consolidated Financial Statement Schedule and Exhibits

(1)	Consolidated Financial Statements (incorporated by reference from the 2003 Annual Report of Watsco, Inc.):

	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	20

	Consolidated Balance Sheets as of December 31, 2003 and 2002	21

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001	22

	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	23

	Notes to Consolidated Financial Statements	24-42

	Report of Independent Certified Public Accountants Ernst & Young LLP and Arthur Andersen LLP	43-44

	Selected Quarterly Financial Data (Unaudited)	45

		Page No. in Form 10-K
(2)	Consolidated Financial Statement Schedule for the three years ended December 31, 2003, 2002 and 2001

	Report of Independent Certified Public Accountants Ernst & Young LLP on Schedule	S-1

	Report of Independent Certified Public Accountants Arthur Andersen LLP on Schedule	S-2

	Schedule II. Valuation and Qualifying Accounts	S-3

All other schedules have been omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3)	Exhibits: The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

3.1	Company’s Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

3.2	Company’s Amended Bylaws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1985 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.1	Revolving Credit Agreement dated as of April 19, 2002 among Watsco, Inc., as borrower, the Lenders from Time to Time Party and SunTrust Bank as administrative agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002 and incorporated herein by reference).

10.2	Key Executive Deferred Compensation Agreement dated January 31, 1983, between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference). +*

10.3	Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.23 to the Company’s Registration Statement on Form S-8 (333-82011) and incorporated herein by reference). +

10.4	Watsco, Inc. Amended and Restated Profit Sharing Retirement Plan and Trust Agreement dated October 21, 1994 (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). +

10.5	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference). +*

10.6	Watsco, Inc. 1996 Qualified Employee Stock Purchase Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (333-80341) and incorporated herein by reference). +

10.7	Watsco, Inc. 2001 Incentive Compensation Plan (filed as Appendix B to the Company’s Definitive Proxy Statement for the year ended December 31, 2000 and incorporated herein by reference). +

10.8	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). +*

10.9	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). +*

10.10	Third Amendment dated February 10, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). +*

10.11	Amended and Restated Watsco, Inc. $125,000,000 Private Shelf Agreement as of October 30, 2002 by and among Watsco Inc., and the Prudential Insurance Company of America (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

13.	2003 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2003 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this Form 10-K). #

21.	Subsidiaries of the Registrant. #

23.1	Consent of Independent Certified Public Accountants. #

23.2	Statement Regarding Consent of Arthur Andersen LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

Note to exhibits:

#	Submitted electronically herewith.
+	Compensation Plan or Arrangement
*	Management Contract

(b)	Reports on Form 8-K:

A report on Form 8-K dated October 22, 2003, disclosed in Item 9, Regulation FD Disclosure and Item 12, Results of Operations and Financial Condition, that the Company issued a press release announcing its financial results for the quarter ended September 30, 2003. A copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

March 15, 2004	By:	/s/ Albert H. Nahmad

Albert H. Nahmad, President

March 15, 2004	By:	/s/ Ana M. Menendez

Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Albert H. Nahmad Albert H. Nahmad	Chairman of the Board and President (principal executive officer)	March 15, 2004

/s/ Ana M. Menendez Ana M. Menendez	Chief Financial Officer (principal accounting officer)	March 15, 2004

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director	March 15, 2004

/s/ William Graham William Graham	Director	March 15, 2004

/s/ Frederick H. Joseph Frederick H. Joseph	Director	March 15, 2004

/s/ Victor Lopez Victor Lopez	Director	March 15, 2004

/s/ Paul F. Manley Paul F. Manley	Director	March 15, 2004

/s/ Bob L. Moss Bob L. Moss	Director	March 15, 2004

/s/ George P. Sape George P. Sape	Director	March 15, 2004

/s/ Sherwood M. Weiser Sherwood M. Weiser	Director	March 15, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors and Shareholders

Watsco, Inc.

We have audited the consolidated financial statements of Watsco, Inc. and subsidiaries as of December 31, 2003 and 2002, and for the years then ended, and have issued our report thereon dated February 12, 2004 (included elsewhere in this Form 10-K). Our audit also included Schedule II-Valuation and Qualifying Accounts as of December 31, 2003 and 2002, and for the years then ended, included in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits. The financial statement schedule of Watsco, Inc. and subsidiaries as of December 31, 2001, and for the year then ended was subjected to the auditing procedures applied by other auditors in their audit of the consolidated financial statements for that year and whose report dated February 11, 2002, indicated that such financial statement schedule fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

In our opinion, the financial statement schedule as of December 31, 2003 and 2002, and for the years then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Miami, Florida

February 12, 2004

The following is a copy of the previously issued report of Arthur Andersen LLP on Schedule II dated February 11, 2002, issued in connection with their audit of the consolidated financial statements of Watsco, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2001 and has not been reissued by Arthur Andersen LLP. Arthur Andersen LLP has ceased operations and is no longer practicing before the Commission and, accordingly, is unable to reissue this report or provide its consent to the inclusion of the report in this annual report on Form 10-K. For further discussion, see Exhibit 23.2 which is filed herewith and hereby incorporated by reference into the Form 10-K for the fiscal year ended December 31, 2003 of which this report forms a part.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To Watsco, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Watsco, Inc.’s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 2002 (except with respect to the matter discussed in Note 14, as to which the date is March 22, 2002). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,

February 11, 2002.

WATSCO, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

Allowance for Doubtful Accounts:
BALANCE, December 31, 2000	$6,970
Additions charged to costs and expenses	6,319
Write-offs, net	(6,968)

BALANCE, December 31, 2001	6,321
Additions charged to costs and expenses	5,317
Write-offs, net	(7,880)

BALANCE, December 31, 2002	3,758
Additions charged to costs and expenses	3,628
Write-offs, net	(4,358)

BALANCE, December 31, 2003	$3,028

Valuation Allowance for Deferred Tax Assets:
BALANCE, December 31, 2000	$1,758
Deductions credited to income tax expense	—

BALANCE, December 31, 2001	1,758
Deductions credited to income tax expense	(1,253)

BALANCE, December 31, 2002	505
Deductions credited to income tax expense	(181)

BALANCE, December 31, 2003	$324

Restructuring Liability and Valuation Reserves:
BALANCE, December 31, 2000	$5,155
Additions charged to costs and expenses	3,424
Write-down of assets to net realizable value	(4,891)
Cash payments	(1,748)
Change in estimate	(227)

BALANCE, December 31, 2001	1,713
Write-down of assets to net realizable value	(574)
Cash payments	(846)
Change in estimate	(293)

BALANCE, December 31, 2002(1)	$—

(1)	All restructuring activities were completed as of December 31, 2002.

Exhibit Index

Exhibit Number	Description

13.	2003 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2003 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this Form 10-K).

21.	Subsidiaries of the Registrant.

23.1	Consent of Independent Certified Public Accountants.

23.2	Statement Regarding Consent of Arthur Andersen LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.