Form 10-Q
period 2004-03-31
WATSCO INC
filed 2004-05-10
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,880,788 shares of the Company’s Common Stock ($.50 par value), excluding treasury shares of 5,364,850 and 3,747,435 shares of the Company’s Class B Common Stock ($.50 par value), excluding treasury shares of 48,263 were outstanding as of April 30, 2004.

1 of 18

WATSCO, INC. AND SUBSIDIARIES

2 of 18

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,369	$36,339
Accounts receivable, net	141,721	137,678
Inventories	212,810	194,267
Other	11,186	9,244

Total current assets	376,086	377,528
Property and equipment, net	21,194	22,066
Goodwill	130,476	130,412
Other	5,004	5,089

	$532,760	$535,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$187	$172
Accounts payable	72,444	76,526
Accrued liabilities	28,027	31,305

Total current liabilities	100,658	108,003

Long-term obligations:
Borrowings under revolving credit agreement	30,000	30,000
Long-term notes	30,000	30,000
Other debt, net of current portion	126	153

Total long-term obligations	60,126	60,153

Deferred income taxes and other liabilities	6,227	6,070

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common Stock, $.50 par value	14,120	14,031
Class B Common Stock, $.50 par value	1,835	1,838
Paid-in capital	229,449	226,363
Unearned compensation - restricted stock	(12,229)	(12,294)
Accumulated other comprehensive loss, net of tax	(2,304)	(2,075)
Retained earnings	201,212	199,340
Treasury stock, at cost	(66,334)	(66,334)

Total shareholders’ equity	365,749	360,869

	$532,760	$535,095

See accompanying notes to condensed consolidated financial statements.

3 of 18

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended March 31,
	2004	2003
Revenue	$278,715	$257,398
Cost of sales	207,268	193,612

Gross profit	71,447	63,786
Selling, general and administrative expenses	59,658	56,232

Operating income	11,789	7,554
Interest expense, net	1,155	1,512

Income before income taxes	10,634	6,042
Income taxes	4,005	2,236

Net income	$6,629	$3,806

Earnings per share:
Basic	$0.26	$0.15

Diluted	$0.25	$0.15

Weighted average shares and equivalent shares used to calculate earnings per share:
Basic	25,313	25,122

Diluted	26,729	25,778

See accompanying notes to condensed consolidated financial statements.

4 of 18

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$6,629	$3,806
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,907	1,954
Tax benefit from exercise of stock options	647	19
Provision for doubtful accounts	633	1,148
Other, net	653	(243)
Changes in operating assets and liabilities:
Accounts receivable	(4,676)	(5,008)
Inventories	(18,543)	(14,213)
Accounts payable and accrued liabilities	(10,838)	8,704
Other, net	(1,822)	2,806

Net cash used in operating activities	(25,410)	(1,027)

Cash flows from investing activities:
Capital expenditures	(823)	(642)
Proceeds from sale of property and equipment	102	34
Purchase of minority interest in consolidated subsidiary	—	(1,294)

Net cash used in investing activities	(721)	(1,902)

Cash flows from financing activities:
Net proceeds from issuances of common stock	2,248	129
Net repayments of other debt	(12)	(61)
Common stock dividends	(2,075)	(1,031)
Purchase of treasury stock	—	(2,850)

Net cash provided by (used in) financing activities	161	(3,813)

Net decrease in cash and cash equivalents	(25,970)	(6,742)
Cash and cash equivalents at beginning of period	36,339	25,880

Cash and cash equivalents at end of period	$10,369	$19,138

See accompanying notes to condensed consolidated financial statements.

5 of 18

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(In thousands, except share data)

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2003, which has been derived from the Company’s audited consolidated financial statements, and the March 31, 2004 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on net income. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2003 Annual Report on Form 10-K. All amounts, except for per share data, are expressed in thousands of dollars.

The results of operations for the quarter ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by the Company have historically been seasonal with revenue generally increasing during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves for self-insurance and valuation of goodwill. Actual results could differ from those estimates.

2.	Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock options under fixed plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” established preferred accounting and mandatory disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value method at the grant dates for awards under the stock option plans and purchases under the employee stock purchase plan consistent with the method of SFAS No. 123, the Company’s pro forma net income and earnings per share would be as follows for the quarters ended March 31, 2004 and 2003:

	2004	2003
Net income, as reported	$6,629	$3,806
Stock-based compensation expense included in net income, net of tax	201	125
Stock-based compensation expense determined under the fair value-based method, net of tax	(701)	(772)

Net income, pro forma	$6,129	$3,159

Basic earnings per share:
As reported	$0.26	$0.15
Pro forma	$0.24	$0.13
Diluted earnings per share:
As reported	$0.25	$0.15
Pro forma	$0.23	$0.12

3.	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition to cash, the Company’s cash equivalents include municipal securities with put options of 7 days or less. The Company considers such investments to be cash equivalents for purposes of the consolidated financial statements. At March 31, 2004 and December 31, 2003, the Company held $8,865 and $17,003, respectively, in such municipal securities. No individual municipal security equaled or exceeded 1% of total assets and such securities are investment grade and collateralized by a letter of credit issued by the remarketing agent.

6 of 18

4.	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding, including any vested restricted shares. For all periods presented, shares included in the basic calculation of earnings per share only include outstanding common stock, as there were no vested restricted shares outstanding. Diluted earnings per share is obtained by dividing net income by the weighted-average outstanding shares adjusted for the dilutive effects of stock options and unvested restricted shares using the treasury stock method. Shares used to calculate earnings per share are as follows for the quarters ended March 31, 2004 and 2003:

	2004	2003
Weighted average shares outstanding for basic earnings per share	25,313,464	25,121,693
Dilutive shares resulting from:
Stock options	1,001,276	500,505
Restricted shares of common stock	414,364	156,121

Shares for diluted earnings per share	26,729,104	25,778,319

Diluted earnings per share excluded 7,500 and 1,132,238 shares related to stock options for the quarters ended March 31, 2004 and March 31, 2003, respectively, as the exercise price per share for these stock options was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, 5,000 and 60,116 shares related to unvested restricted stock for the quarters ended March 31, 2004 and March 31, 2003 were considered anti-dilutive.

5.	Derivative Instrument

The Company has an interest rate swap agreement with a notional value of $30,000 maturing in 2007 to reduce its exposure to market risks from changing interest rates under its revolving credit agreement. Under the swap agreement, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. The Company does not hold or issue such financial instruments for trading purposes. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. The derivative is designated as a cash flow hedge. Accordingly, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive loss (“OCL”) and is recognized in the income statement when the hedged item affects earnings.

The Company recorded an unrealized loss in OCL relating to the change in fair value of the cash flow hedge of $211, net of income tax benefit of $127 and an unrealized gain of $220, net of income tax expense of $130, for the quarters ended March 31, 2004 and 2003, respectively. The fair market value of the derivative financial instrument was $4,147 and $3,815 at March 31, 2004 and December 31, 2003, respectively. These amounts, net of accrued interest, were included in other liabilities in the accompanying condensed consolidated balance sheets.

7 of 18

During the quarters ended March 31, 2004 and 2003, the Company reclassified $241, net of income tax benefit of $146 and $388, net of income tax benefit of $228, respectively, from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated statements of income). The net deferred loss recorded in accumulated OCL will be reclassified to earnings on a quarterly basis as interest payments occur. As of March 31, 2004, approximately $1,500 in deferred losses on the derivative instrument accumulated in OCL is expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (1.34% at March 31, 2004).

6.	Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized losses of available-for-sale securities and the effective portion of cash flow hedges as further discussed in Note 5 to the condensed consolidated financial statements. The components of comprehensive income for the quarters ended March 31, 2004 and 2003 are as follows:

	2004	2003
Net income	$6,629	$3,806
Changes in unrealized holding loss on available-for-sale securities arising during the period, net of income tax benefit of $11 and $9, respectively	(18)	(17)
Changes in unrealized holding losses on derivative instruments, net of income tax benefit (expense) of $127 and $(130), respectively	(211)	220

Comprehensive income	$6,400	$4,009

7.	Shareholders’ Equity

The Company declared quarterly cash dividends of $.08 per share on January 5, 2004, payable on January 31, 2004 to shareholders of record as of January 15, 2004. In February 2004, the Company also declared quarterly cash dividends of $.10 per share, payable on April 30, 2004 to shareholders of record as of April 15, 2004. At March 31, 2004, dividends payable of $2,662 were included in accrued liabilities in the accompanying condensed consolidated balance sheets. During the first quarter of 2003, the Company declared and paid cash dividends of $.04 per share.

8.	Segment Reporting

The Company has two reportable business segments – the distribution of air conditioning, heating and refrigeration equipment and related parts and supplies (“Distribution”) segment and a temporary staffing and permanent placement services (“Staffing”) segment. The Distribution segment has similar products, customers, marketing strategies and operations. The operating segments are managed separately because each offers distinct products and services. Segment data for the quarters ended March 31, 2004 and 2003 is as follows:

	2004	2003
Revenue:
Distribution	$273,940	$250,732
Staffing	4,775	6,666

	$278,715	$257,398

Operating Income (Loss):
Distribution	$15,641	$11,236
Staffing	(32)	(409)
Corporate expenses	(3,820)	(3,273)

	$11,789	$7,554

8 of 18

9.	Commitments and Contingencies

Litigation, Claims and Assessments

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

Self-Insurance

The Company maintains self-insured retentions for its health benefits and casualty insurance programs and limits its exposure by maintaining stop-loss and aggregate liability coverages. At March 31, 2004 and December 31, 2003, approximately $2,200 and $1,400, respectively, was included in accrued liabilities in the Company’s condensed consolidated balance sheets associated with self-insured retentions for certain of our health benefits and casualty insurance programs. At March 31, 2004 and December 31, 2003, the Company is contingently liable under standby letters of credit aggregating $7,338 and $7,172, respectively, which are primarily used as collateral to cover any contingency related to additional risk assessments pertaining to the self-insurance programs maintained by the Company. The Company does not expect any material losses to result from the issuance of the standby letters of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero.

Minimum Royalty Payments

The Company is obligated under its licensing agreement with Whirlpool Corporation to make minimum royalty payments of $1,000 each year beginning in 2004 and ending in 2011.

10.	New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” (“FIN 46”). This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities (“VIEs”). FIN 46 requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. The revised FIN 46 became fully effective in the first quarter of 2004 for any investment in a VIE.

In conjunction with the Company’s insurance program for casualty-related insurance risks, the Company owns a limited equity interest in two captive insurance entities. The captive insurance entities permit the Company to self-insure a portion of its own losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. The captive insurance entities meet the definition of VIEs, however, based on the criteria set forth in FIN 46, the Company is not required to consolidate these entities. The Company’s maximum exposure to these entities is limited to the amounts obligated under standby letters of credits issued on the insurance entities behalf. See Note 9 above for additional discussion. As of March 31, 2004, the Company did not have any other entities that met the definition of a VIE. Accordingly, the adoption of FIN 46 did not have a material impact on the Company’s condensed consolidated financial statements.

11.	Subsequent Events

In April 2004, a wholly-owned subsidiary of the Company completed the purchase of the net assets and business of two refrigeration equipment dealers that operate from north and central Texas. Consideration for the acquisition consisted of cash payments of approximately $3,500.

In April 2004, the Company entered into an agreement to sell its corporate jet and enter into a ten year lease agreement for a new corporate jet. The sale and commencement of the lease are scheduled to occur in September 2004. At inception of the lease, the monthly lease payments will be approximately $110 and will be subject to an annual adjustment based on LIBOR-based rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Watsco, Inc. and its subsidiaries (collectively, the “Company” or “Watsco”) is the largest independent distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. The Company has two business segments – the HVAC distribution (“Distribution”) segment, which accounted for 98% of the Company revenues for the quarter ended March 31, 2004, and a temporary staffing and permanent placement services (“Staffing”) segment.

        Revenue for the Company primarily consists of sales of air conditioning, heating and refrigeration equipment and related parts and supplies and service fee revenue from the Company’s Staffing segment. The Company’s selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions and marketing expenses which tend to be variable in nature and relate to sales growth. Other significant selling expenses relate to warehouse facilities and trucks, which are under non-cancelable operating leases.

Sales of residential central air conditioners, heating equipment and parts and supplies distributed by the Company have historically been seasonal. Furthermore, the Company’s results of operations can be impacted favorably or

9 of 18

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

In addition, the Company continues to pursue its acquisition strategy which is focused on acquiring businesses that complement the Company’s presence in existing markets or establishing a presence in new markets.

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

The Company’s significant accounting policies are discussed in Note 1 to the Company’s consolidated financial statements included in Form 10-K for the year ended December 31, 2003 and filed on March 15, 2004. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. Management has discussed the development and selection of the Company’s critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosures relating to them. The Company believes there have been no significant changes during the quarter ended March 31, 2004 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. The Company’s business is seasonal, and the Company’s customers’ businesses are also seasonal. Sales are lowest during the first and fourth quarters and the Company’s past due accounts receivable balance as a percentage of total trade receivables generally increases during these quarters. The Company reviews its accounts receivable reserve policy periodically, reflecting current risks, trends and changes in industry conditions.

The allowance for doubtful accounts was $3.1 million and $3.0 million at March 31, 2004 and December 31, 2003, respectively. Compared to March 31, 2003, the allowance for doubtful accounts decreased by approximately $.5 million from $3.6 million. The decrease from March 31, 2003 reflects the improvement in the underlying quality of accounts receivable. In terms of accounts receivable write-offs, recent trends also show improvement as a result of these dynamics. This improved asset quality primarily reflects tighter credit standards and increased collection activity.

Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated financial statements. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

10 of 18

Inventory Valuation

Inventories consist of air conditioning, heating and refrigeration equipment and related parts and supplies and are valued at the lower of cost or market on a first-in, first-out basis. As part of this valuation process, excess, slow-moving and damaged inventories are reduced to their estimated net realizable value. The Company’s accounting for excess, slow-moving and damaged inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. The Company reviews its inventory reserve policy periodically, reflecting current risks, trends and changes in industry conditions. The Company also maintains a provision for estimated inventory shrinkage and conducts cycle counts and physical inventories to calculate actual shrinkage and inventory on hand. When preparing these estimates, management considers historical results, inventory levels and current operating trends. The valuation reserve at March 31, 2004 was approximately $3.4 million, a $.3 million increase over December 31, 2003. The level of reserve estimated is affected by a number of factors including general economic conditions and other factors affecting demand for the Company’s inventory. The increase in the inventory valuation reserve at March 31, 2004 versus December 31, 2003 is primarily associated with the seasonally higher level of inventory. In the event the Company’s estimates differ from actual results, the allowance for excess, slow-moving and damaged inventories may be adjusted and could materially impact the Company’s consolidated financial statements.

Goodwill

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

The Company evaluates the recoverability of goodwill for impairment at least annually, as required, and when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. On January 1, 2004, the Company performed the required annual impairment test and determined there was no impairment. No factors have developed since the last impairment test that would indicate that the carrying value of goodwill may not be recoverable. The Company continues to monitor the success of the Staffing segment’s efforts to return to profitability after completing a number of measures to reduce costs in response to a decline in demand for services. The carrying amount of goodwill at March 31, 2004 and December 31, 2003 for the Staffing segment was $4.0 million. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur. An adjustment to the carrying value of goodwill could materially impact the Company’s consolidated financial statements.

Self-Insurance Reserves

The Company maintains self-insured retentions for its health benefits and casualty insurance programs and limits its exposure by maintaining stop-loss and aggregate liability coverages. The estimate of the Company’s self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company’s self-insurance liability, management considers a number of factors, which include historical claim experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. At March 31, 2004, the Company had accrued approximately $2.2 million related to its health benefit and casualty insurance programs versus $1.4 million at December 31, 2003. The increase in insurance reserves is due to increased claims activity. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance liability is adequate. If actual claims exceed these estimates, additional reserves may be required.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The use of estimates by management is required to determine income tax expense, deferred tax

11 of 18

assets and any related valuation allowance and deferred tax liabilities. The Company has recorded a valuation allowance of $.3 million at March 31, 2004 and December 31, 2003, due to uncertainties related to the ability to utilize a portion of the deferred tax assets. The valuation allowance is based on the Company’s estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. These estimates can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect the Company’s future taxable income. Although management believes that the estimates discussed above are reasonable and the related calculations conform to accounting principles generally accepted in the United States, if management’s estimates of future taxable income differ from actual taxable income, the deferred tax asset and any related valuation allowance will need to be adjusted. An adjustment to the deferred tax asset and any related valuation allowance could materially impact the Company’s consolidated financial statements.

Results of Operations

The following table summarizes information derived from the Company’s condensed consolidated statements of income expressed as a percentage of revenue for the quarters ended March 31, 2004 and 2003:

	2004	2003
Revenue	100.0%	100.0%
Cost of sales	74.4	75.2

Gross profit	25.6	24.8
Selling, general and administrative expenses	21.4	21.9

Operating income	4.2	2.9
Interest expense, net	0.4	0.6
Income taxes	1.4	0.8

Net income	2.4%	1.5%

The following table sets forth revenue (in thousands) by business segment for the quarters ended March 31, 2004 and 2003:

	2004		2003
Distribution	$273,940	98%	$250,732	97%
Staffing	4,775	2%	6,666	3%

Total revenue	$278,715	100%	$257,398	100%

The following narratives include the results of operations acquired during 2003. The acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the Company’s consolidated results beginning on their respective dates of acquisition. Data presented in the following narratives referring to “same-store basis” exclude the effects of locations acquired or locations opened and closed during the prior twelve months.

Revenue for the quarter ended March 31, 2004 increased $21.3 million, or 8%, compared to the same period in 2003. As illustrated in the table above, the Distribution segment accounts for 98% of 2004 revenue, compared to 97% in 2003.

Distribution segment revenue for the quarter ended March 31, 2004 increased $23.2 million, or 9%, over the same period in 2003 including a $12.7 million contribution from locations acquired in 2003. The increase in revenue also reflects pricing initiatives implemented by the Company, increase in pricing of certain commodity products and sales growth of higher efficiency equipment products, which sell at higher prices. On a same-store

12 of 18

basis, revenue in the Distribution segment includes a 5% increase in same-store sales of residential and light-commercial HVAC products and a 5% decline in same-store sales to the manufactured housing market. Sales to the manufactured housing market, which represents 4% of the Distribution segment’s revenue for the quarter ended March 31, 2004, continue to be affected by a tightened financing market for dealers and consumers.

Staffing segment revenues for the quarter ended March 31, 2004 decreased $1.9 million, or 28%, compared to the same period in 2003. This decrease is attributable to lower sales demand due to economic conditions affecting labor markets in the United States and the effect of locations closed in the third quarter of 2003 in connection with a variety of profit improvement activities. Such activities included the relocation of the Staffing Segment’s headquarter, a reduction in administrative headcount and the closure of underperforming locations. The implementation of these profit improvement activities led to a $0.4 million improvement in operating results for the Staffing Segment compared to the same period in 2003.

The Company’s gross profit for the first quarter of 2004 increased $7.7 million, or 12%, compared to the same period in 2003, primarily as a result of the aforementioned revenue increase and improved selling margins in the Distribution segment. Gross profit margin for the quarter ended March 31, 2004 increased 80 basis-points to 25.6% in 2004 versus 24.8% in 2003, primarily due to higher markups on certain product offerings as compared to 2003 and the Company’s ability to generate higher gross profit margins on certain commodity products that have experienced an upward move in market price during the quarter.

Selling, general and administrative expenses as a percent of revenue for the quarter ended March 31, 2004 decreased to 21.4% in 2004 from 21.9% in 2003, primarily as a result of effective leveraging of operating costs as compared to 2003. Selling, general and administrative expenses for the quarter ended March 31, 2004 increased $3.4 million, or 6%, compared to the same period in 2003, primarily due to higher employee costs associated with operations acquired in 2003 offset in part by a reduction in bad debt expense of $.5 million. On a same-store basis, operating expenses were up 2% compared to the same period in 2003.

Net interest expense for the quarter ended March 31, 2004 decreased $.4 million, or 24%, compared to the same period in 2003, primarily due to lower outstanding borrowings during the quarter.

The effective tax rate was 37.7% for the quarter ended March 31, 2004 and 37.0% for the quarter ended March 31, 2003. The increase in the Company’s effective income tax rate for the first quarter of 2004 compared to the same period in 2003 is primarily related to the Company’s ability to utilize a higher level of net operating loss carryforwards to reduce its state income taxes in 2003 compared to 2004.

Net income for the first quarter ended March 31, 2004 increased $2.8 million, or 74%, compared to the same period in 2003. The increase in net income was primarily driven by the higher revenue and gross margin levels as well as by the decrease in interest expense discussed above.

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

The Company maintains a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $225.0 million, expiring in April 2005. At March 31, 2004, $30.0 million was outstanding under the revolving credit agreement. Borrowings under the agreement are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. Borrowings under the revolving credit agreement bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company’s financial performance (LIBOR plus 1.0% at March 31, 2004). The Company pays a variable commitment fee on the unused portion of the commitment. While the Company’s bank-syndicated credit agreement is scheduled to mature in April 2005, the Company has the ability and intent to either extend the agreement until April 2006 or refinance the revolving agreement on a long-term basis.

The Company also has a $125.0 million unsecured private placement shelf facility. The uncommitted shelf facility provides the Company with a source of long-term, fixed-rate financing as a complement to the variable rate

13 of 18

borrowings available under its existing revolving credit agreement through January 2006. The Company has $30.0 million Senior Series A Notes (“Notes”) outstanding under its private placement shelf facility, bearing interest at 7.07%. The Notes have an average life of 5 years with repayment in equal installments of $10.0 million beginning on April 9, 2005 until the final maturity on April 9, 2007. Interest is paid on a quarterly basis. The Notes allow for redemption prior to maturity subject to a redemption premium and other restrictions.

Both the revolving credit agreement and the private placement shelf facility contain customary affirmative and negative covenants including certain financial covenants with respect to the Company’s consolidated net worth, interest and debt coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. The Company is in compliance with all covenants and financial ratios at March 31, 2004.

At March 31, 2004, the Company had one interest rate swap agreement with a notional value of $30.0 million to manage its net exposure to interest rate changes related to all of the borrowings under the revolving credit agreement. The interest rate swap agreement effectively converts the Company’s LIBOR-based variable rate borrowings into fixed rate borrowings. The Company continuously monitors developments in the capital markets and only enters into swap transactions with established counterparties having investment grade ratings. See Note 5 to the condensed consolidated financial statements for further information.

At March 31, 2004, the Company is contingently liable under standby letters of credit aggregating approximately $7.3 million that are primarily used as collateral to cover possible future assessments pertaining to a self-insurance program maintained by the Company. The Company does not expect any material losses to result from the issuance of the standby letters of credit because claims are not expected to exceed premiums paid. Accordingly, the estimated fair value of these instruments is zero at March 31, 2004.

Working capital increased to $275.4 million at March 31, 2004 from $269.5 million at December 31, 2003, primarily due to the Company’s seasonal buildup of inventory in preparation for the spring and summer selling seasons, higher accounts receivable driven by increased sales volume and a decrease in accounts payable and accrued liabilities. This increase was funded by cash on hand.

Net cash used in operating activities was $25.4 million in 2004 compared to net cash used in operating activities of $1.0 million in 2003, an increase of $24.4 million. This increase is primarily attributable to the aforementioned increase in working capital.

Net cash used in investing activities decreased to $.7 million in 2004 from $1.9 million in 2003, primarily as a result of the purchase of the 25% minority interest in a consolidated subsidiary for $1.3 million in 2003.

Net cash provided by financing activities was $.2 million in 2004 compared to net cash used in financing activities of $3.8 million in 2003, reflecting higher proceeds from the issuance of common stock in connection with stock option exercises for the quarter ended March 31, 2004, offset by an increase in the dividend rate to 8 cents from 4 cents. In addition, during the first quarter of 2004, the Company did not repurchase any of its common stock compared to $3.0 million of purchases during the first quarter of 2003. The Company’s Board of Directors has authorized the repurchase, at management’s discretion, of 7.5 million shares to be repurchased in the open market or via private transactions. Through March 31, 2004, the Company has repurchased 5.4 million shares of Common Stock and Class B Common Stock at a cost of $66.3 million. The remaining 2.1 million shares authorized for repurchase are subject to certain restrictions included in the Company’s credit agreements.

Cash dividends on Common Stock and Class B Common Stock of 8 cents and 4 cents per share were paid during the quarters ended March 31, 2004 and 2003, respectively. In February 2004, the Company’s Board of Directors declared and increased the quarterly cash dividend to 10 cents per share on Common Stock and Class B Common Stock beginning with the April 2004 payment. The dividend totaled $2.7 million and is included in accrued liabilities at March 31, 2004 in the accompanying condensed consolidated balance sheet. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company’s profitability, financial condition, cash requirements, restrictions existing on the Company’s credit agreements, future prospects and other factors deemed relevant by the Company’s Board of Directors.

As of March 31, 2004, the Company had $10.4 million of cash and cash equivalents and $195.0 million of unused borrowing capacity under its existing revolving credit agreement and $95.0 million available under the Company’s

14 of 18

private placement shelf facility (subject to certain borrowing limitations) to fund present operations and anticipated growth, including expansion in its current and targeted market areas. The Company continually evaluates potential acquisitions and has ongoing discussions with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms.

The Company believes it has adequate availability of capital from operations and current credit facilities to fund its working capital requirements and support the development of its short-term and long-term operating strategies. Additionally, the Company has the ability to raise funds through the issuance of common or preferred stock if required.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2003 Annual Report on Form 10-K.

Safe Harbor Statement

This Quarterly Report contains statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, (i) the Company’s business and acquisition strategies, (ii) potential acquisitions by the Company, (iii) the Company’s financing plans and (iv) industry, demographic and other trends affecting the Company’s financial condition or results of operations. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on the Company or its business or operations. For additional information identifying some other important factors which may affect the Company’s operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Commission filings, including but not limited to, the discussion included in the Business section of the Company’s December 31, 2003 Annual Report on Form 10-K under the headings “General Risk Factors” and “Business Risk Factors.” Forward-looking statements speak only as of the date the statement was made. The Company assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

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

15 of 18

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company’s Board of Directors has authorized the repurchase, at management’s discretion, of 7.5 million shares to be repurchased in the open market or via private transactions. Through March 31, 2004, the Company has repurchased 5.4 million shares of Common Stock and Class B Common Stock at a cost of $66.3 million. The remaining 2.1 million shares authorized for repurchase are subject to certain restrictions included in the Company’s credit agreements. During the quarter ended March 31, 2004, there were no purchases of the Company’s equity securities made by the Company or on the Company’s behalf by any “affiliated purchaser” of the Company (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. +#

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2004. #

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2004. #

32.1	Certification from the Chief Executive Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2004. #

32.2	Certification from the Chief Financial Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2004. #

Note to exhibits:

#	Submitted electronically herewith.

16 of 18

+	Compensation Plan or Arrangement

(b)	Reports on Form 8-K

A report on Form 8-K dated February 19, 2004, furnished to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure and Item 12, Results of Operations and Financial Condition, disclosed that the Company issued a press release announcing its financial results for the three months and twelve months ended December 31, 2003. A copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

17 of 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC. (Registrant)

By:	/s/ ANA M. MENENDEZ

Ana M. Menendez Chief Financial Officer

May 10, 2004

18 of 18

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.1	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2004.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2004.

32.1	Certification from the Chief Executive Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2004.

32.2	Certification from the Chief Financial Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2004.