Form 10-Q
period 2004-06-30
WATSCO INC
filed 2004-08-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,941,100 shares of the Company’s Common Stock ($.50 par value), excluding treasury shares of 5,374,750 and 3,738,835 shares of the Company’s Class B Common Stock ($.50 par value), excluding treasury shares of 48,263 were outstanding as of July 31, 2004.

WATSCO, INC. AND SUBSIDIARIES

2 of 21

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

(In thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,548	$36,339
Accounts receivable, net	174,123	137,678
Inventories	243,297	194,267
Other	11,998	9,244

Total current assets	445,966	377,528
Property and equipment, net	20,396	22,066
Goodwill	132,544	130,412
Other	3,559	5,089

	$602,465	$535,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$10,104	$172
Accounts payable	113,079	76,526
Accrued liabilities	36,430	31,305

Total current liabilities	159,613	108,003

Long-term obligations:
Borrowings under revolving credit agreement	30,000	30,000
Long-term notes	20,000	30,000
Other debt, net of current portion	125	153

Total long-term obligations	50,125	60,153

Deferred income taxes and other liabilities	5,357	6,070

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common Stock, $.50 par value	14,146	14,031
Class B Common Stock, $.50 par value	1,896	1,838
Paid-in capital	233,933	226,363
Unearned compensation related to outstanding restricted stock	(15,404)	(12,294)
Accumulated other comprehensive loss, net of tax	(1,466)	(2,075)
Retained earnings	220,599	199,340
Treasury stock, at cost	(66,334)	(66,334)

Total shareholders’ equity	387,370	360,869

	$602,465	$535,095

See accompanying notes to condensed consolidated financial statements.

3 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Quarter and Six Months Ended June 30, 2004 and 2003

(In thousands, except per share data)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$372,636	$340,516	$651,351	$597,914
Cost of sales	276,538	256,172	483,806	449,784

Gross profit	96,098	84,344	167,545	148,130
Selling, general and administrative expenses	63,841	61,468	123,499	117,700

Operating income	32,257	22,876	44,046	30,430
Interest expense, net	1,159	1,565	2,314	3,077

Income before income taxes	31,098	21,311	41,732	27,353
Income taxes	11,711	7,885	15,716	10,121

Net income	$19,387	$13,426	$26,016	$17,232

Earnings per share:
Basic	$0.76	$0.54	$1.02	$0.69

Diluted	$0.72	$0.52	$0.97	$0.67

Weighted average shares and equivalent shares used to calculate earnings per share:
Basic	25,455	25,016	25,384	25,069

Diluted	26,920	25,786	26,821	25,787

See accompanying notes to condensed consolidated financial statements.

4 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$26,016	$17,232
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,383	3,297
Amortization of unearned compensation	722	433
Provision for doubtful accounts	752	1,729
Tax benefit from exercise of stock options	947	115
Other, net	(108)	186
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(35,961)	(35,260)
Inventories	(48,004)	(30,769)
Accounts payable and accrued liabilities	36,248	43,961
Other, net	2,721	11,244

Net cash provided by (used in) operating activities	(13,284)	12,168

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,105)	(18,798)
Capital expenditures	(1,823)	(1,816)
Proceeds from sale of property and equipment	310	100
Purchase of minority interest in consolidated subsidiary	—	(1,294)

Net cash used in investing activities	(4,618)	(21,808)

Cash flows from financing activities:
Common stock dividends	(4,711)	(2,059)
Net repayments of other debt	(96)	(73)
Purchase of treasury stock	—	(3,094)
Net proceeds from issuances of common stock	2,918	1,290

Net cash used in financing activities	(1,889)	(3,936)

Net decrease in cash and cash equivalents	(19,791)	(13,576)
Cash and cash equivalents at beginning of period	36,339	25,880

Cash and cash equivalents at end of period	$16,548	$12,304

See accompanying notes to condensed consolidated financial statements.

5 of 21

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(In thousands, except share data)

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2003, which has been derived from the audited consolidated financial statements, and the June 30, 2004 unaudited interim condensed consolidated financial statements of Watsco, Inc. and its subsidiaries (collectively, the “Company” or “Watsco”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on net income. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2003 Annual Report on Form 10-K. All dollar amounts are expressed in thousands, except for share and per share data.

The results of operations for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by the Company have historically been seasonal with revenue generally increasing during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters.

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

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition to cash, the Company’s cash equivalents include municipal securities with put options of 7 days or less. The Company considers such investments to be cash equivalents for purposes of the condensed consolidated balance sheets. At June 30, 2004 and December 31, 2003, the Company held $3,830 and $17,000, respectively, in such municipal securities. No individual municipal security equaled or exceeded 1% of total assets and such securities are investment grade and collateralized by a letter of credit issued by the remarketing agent.

3.	Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock options under fixed plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” established preferred accounting and mandatory disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Had compensation cost for the Company’s stock-based compensation plans been determined based on

6 of 21

the fair value method at the grant dates for awards under the stock option plans and purchases under the employee stock purchase plan consistent with the Black-Scholes option method of SFAS No. 123, the Company’s pro forma net income and earnings per share would be as follows for the quarter and six months ended June 30, 2004 and 2003:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$19,387	$13,426	$26,016	$17,232
Stock-based compensation expense included in net income, net of tax	249	148	450	273
Stock-based compensation expense determined under the fair value-based method, net of tax	(727)	(914)	(1,428)	(1,685)

Net income, pro forma	$18,909	$12,660	$25,038	$15,820

Basic earnings per share:
As reported	$0.76	$0.54	$1.02	$0.69
Pro forma	$0.74	$0.51	$0.99	$0.63
Diluted earnings per share:
As reported	$0.72	$0.52	$0.97	$0.67
Pro forma	$0.70	$0.49	$0.93	$0.61

4.	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding, including any vested restricted shares. For all periods presented, shares included in the basic calculation of earnings per share only include outstanding common stock, as there were no vested restricted shares outstanding. Diluted earnings per share is obtained by dividing net income by the weighted-average outstanding shares adjusted for the dilutive effects of stock options and unvested restricted shares using the treasury stock method. Shares used to calculate earnings per share are as follows for the quarter and six months ended June 30, 2004 and 2003:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average shares outstanding for Basic earnings per share	25,455,472	25,016,196	25,384,468	25,068,653
Dilutive shares resulting from:
Stock options	1,020,670	531,571	1,000,858	514,169
Restricted shares of common stock	444,083	238,711	435,299	203,706

Shares for diluted earnings per share	26,920,225	25,786,478	26,820,625	25,786,528

Diluted earnings per share excluded 7,500 and 880,238 shares for the quarters ended June 30, 2004 and 2003, respectively, and 7,500 and 1,213,238 shares for the six months ended June 30, 2004 and 2003, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, 130,000 and 14,560 shares for the quarters ended June 30, 2004 and 2003, respectively, and 130,000 and 119,560 shares for the six months ended June 30, 2004 and 2003, respectively, related to restricted stock were considered anti-dilutive.

7 of 21

5.	Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized losses of available-for-sale securities and the effective portion of cash flow hedges as further discussed in Note 10 to the condensed consolidated financial statements. The components of comprehensive income for the quarter and six months ended June 30, 2004 and 2003 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$19,387	$13,426	$26,016	$17,232
Changes in unrealized holding loss on available-for-sale securities arising during the period, net of income tax benefit (expense) of $6, $(14), $17 and $(4), respectively	(11)	24	(29)	7
Changes in unrealized holding losses on derivative instruments, net of income tax benefit (expense) of $(513), $70, $(386) and $(60), respectively	849	(119)	638	101

Comprehensive income	$20,225	$13,331	$26,625	$17,340

6.	New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” (“FIN 46”). This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities (“VIEs”). FIN 46 requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. The revised FIN 46 became fully effective in the first quarter of 2004 for any investment in a VIE.

In conjunction with the Company’s insurance program for casualty-related insurance risks, the Company owns a limited equity interest in two captive insurance entities. The captive insurance entities permit the Company to self-insure a portion of its own losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. The captive insurance entities meet the definition of VIEs, however, based on the criteria set forth in FIN 46, the Company is not required to consolidate these entities. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the amounts obligated under standby letters of credits issued on the insurance entities behalf. See Note 11 below for additional discussion. As of June 30, 2004, the Company did not have any other entities that met the definition of a VIE. Accordingly, the adoption of FIN 46 did not have a material impact on the Company’s condensed consolidated financial statements.

7.	Long-Term Obligations

The Company’s bank-syndicated credit agreement is scheduled to mature in April 2005. The Company has the ability and intent to refinance the revolving credit agreement on a long-term basis. Accordingly, the current portion of these borrowings under the agreement, which aggregated $30,000 at June 30, 2004, continue to be classified as long-term debt in the Company’s condensed consolidated balance sheet at June 30, 2004.

The Company has $30,000 Senior Series A Notes (“Notes”) outstanding under its private placement shelf facility, bearing interest at 7.07%. The Notes have an average life of 5 years with repayment in equal installments of $10,000 beginning on April 9, 2005 until the final maturity on April 9, 2007. Accordingly, the Company classified $10,000 to current portion of long-term obligations in the balance sheet.

8 of 21

8.	Acquisitions

In April 2004, a wholly-owned subsidiary of the Company completed the purchase of the net assets and business of two affiliated refrigeration equipment distributors with locations in Dallas and Austin, Texas. In accordance with SFAS No. 141, “Business Combinations,” the Company applied the purchase method of accounting to record this transaction. Consideration for the acquisition consisted of cash payments of approximately $3,105. These acquisitions were funded by cash on hand. The results of operations of these locations have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition.

The preliminary purchase price allocation, including goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, may change during the year of acquisition as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.

During the second quarter of 2003, wholly-owned subsidiaries of the Company completed three acquisition transactions resulting in the purchase of certain assets (consisting primarily of accounts receivable, inventories and property and equipment) and the assumption of certain lease obligations of 52 locations in Arkansas, Kentucky, Louisiana, Mississippi, Tennessee, Texas and Virginia. The acquired locations sell heating, air conditioning, refrigeration equipment and related parts and supplies. These acquisitions were funded by cash on hand in an amount equal to $18,798.

These acquisitions were not deemed material to the Company’s condensed consolidated financial statements for the quarter and six months ended June 30, 2004 and 2003.

9.	Shareholders’ Equity

The Company paid cash dividends on Common Stock and Class B Common Stock of $.10 per share and $.04 per share for the quarters ended June 30, 2004 and 2003, respectively, and $.18 per share and $.08 per share for the six months ended June 30, 2004 and 2003, respectively. Subsequent to quarter end, on July 1, 2004, the Company declared its regular quarterly cash dividend of $.10 per share payable July 31, 2004 to shareholders of record as of July 15, 2004.

10.	Derivative Instrument

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

The Company recorded an unrealized gain in OCL relating to the change in fair value of the cash flow hedge of $849, net of income tax expense of $513 and an unrealized loss of $119, net of income tax benefit of $70 for the quarters ended June 30, 2004 and 2003, respectively, and an unrealized gain of $638, net of income tax expense of $386 and an unrealized gain of $101, net of income tax expense of $60 in OCL for the six months ended June 30, 2004 and 2003, respectively. The fair market value of the derivative financial instrument was $2,800 and $3,815 at June 30, 2004 and December 31, 2003, respectively, and is included, net of accrued interest, in other liabilities in the accompanying condensed consolidated balance sheets.

9 of 21

The Company reclassified $242, net of income tax benefit of $146, and $402, net of income tax benefit of $237, during the quarters ended June 30, 2004 and 2003, respectively, and $483, net of income tax benefit of $292 and $790, net of income tax benefit of $464, during the six months ended June 30, 2004 and 2003, respectively, from accumulated OCL to current period earnings (recorded in interest expense, net in the accompanying condensed consolidated statements of income). The net deferred loss recorded in accumulated OCL will be reclassified to earnings on a quarterly basis as interest payments occur. As of June 30, 2004, approximately $1,200 in deferred losses on the derivative instrument accumulated in OCL is expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (2.33% at June 30, 2004).

11.	Commitments and Contingencies

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

Self-Insurance

The Company maintains self-insured retentions for its casualty insurance programs and health benefits at one of its subsidiaries and limits its exposure by maintaining stop-loss and aggregate liability coverages. At June 30, 2004 and December 31, 2003, approximately $2,220 and $1,400, respectively, was included in accrued liabilities in the Company’s condensed consolidated balance sheets associated with self-insured retentions. At June 30, 2004 and December 31, 2003, the Company is contingently liable under standby letters of credit aggregating $7,338 and $7,172, respectively, which are primarily used as collateral to cover any contingency related to additional risk assessments pertaining to the self-insurance programs maintained by the Company. The Company does not expect any material losses or obligations to result from the standby letters of credit as the Company expects to meet its obligations under the program in the ordinary course of business. Accordingly, the estimated fair value of these instruments is zero.

Minimum Royalty Payments

The Company is obligated under its licensing agreement with Whirlpool Corporation to make minimum royalty payments of $1,000 each year beginning in 2004 and ending in 2011.

Operating Leases

In April 2004, the Company entered into agreements to sell its corporate jet and enter into a ten-year lease agreement for a new corporate jet. The sale and commencement of the lease are scheduled to occur in September 2004. At inception of the lease, the monthly lease payments will be approximately $110, subject to adjustments based on changes in LIBOR-based interest rates.

10 of 21

12.	Segment Reporting

The Company has two reportable business segments – the distribution of air conditioning, heating and refrigeration equipment and related parts and supplies (“Distribution”) segment and a temporary staffing and permanent placement services (“Staffing”) segment. The Distribution segment has similar products, customers, marketing strategies and operations. The operating segments are managed separately because each offers distinct products and services. Segment data for the quarter and six months ended June 30, 2004 and 2003 is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Distribution	$367,793	$334,099	$641,733	$584,831
Staffing	4,843	6,417	9,618	13,083

	$372,636	$340,516	$651,351	$597,914

Operating Income (Loss):
Distribution	$36,956	$26,336	$52,597	$37,572
Staffing	(104)	(350)	(136)	(759)
Corporate expenses	(4,595)	(3,110)	(8,415)	(6,383)

	$32,257	$22,876	$44,046	$30,430

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Watsco, Inc. and its subsidiaries (collectively, the “Company” or “Watsco”) is the largest independent distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. The Company has two business segments – the HVAC distribution (“Distribution”) segment, which accounted for 99% of the Company revenues for the quarter and six months ended June 30, 2004, and a temporary staffing and permanent placement services (“Staffing”) segment.

Revenue for the Company primarily consists of sales of air conditioning, heating and refrigeration equipment and related parts and supplies. The Company’s selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions and marketing expenses which tend to be variable in nature and relate to sales growth. Other significant selling expenses relate to warehouse facilities and trucks, which are under non-cancelable operating leases.

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

11 of 21

The Company’s significant accounting policies are discussed in Note 1 to the Company’s consolidated financial statements included in Form 10-K for the year ended December 31, 2003 and filed on March 15, 2004. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. Management has discussed the development and selection of the Company’s critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosures relating to them. The Company believes there have been no significant changes during the quarter and six months ended June 30, 2004 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003.

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

The allowance for doubtful accounts was $2.3 million and $3.0 million at June 30, 2004 and December 31, 2003, respectively. Compared to June 30, 2003, the allowance for doubtful accounts decreased by approximately $1.4 million from $3.7 million. These decreases reflect the improvement in the underlying quality of accounts receivable. The Company’s accounts receivable balance greater than 90 days past due at June 30, 2004 decreased to $2.2 million compared to $4.1 million at June 30, 2003. Accounts receivable write-offs as a percent of sales decreased for the six month period ended June 30, 2004 to .3% compared to .5% in the same period a year ago. This improved accounts receivable quality primarily reflects tighter credit standards and increased collection activity.

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

Inventory Valuation

Inventories consist of air conditioning, heating and refrigeration equipment and related parts and supplies and are valued at the lower of cost or market on a first-in, first-out basis. As part of this valuation process, excess, slow-moving and damaged inventories are reduced to their estimated net realizable value. The Company’s accounting for excess, slow-moving and damaged inventory contains uncertainty because management must use judgment to estimate when or if the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. The Company reviews its inventory reserve policy periodically, reflecting current risks, trends and changes in industry conditions. The Company also maintains a provision for estimated inventory shrinkage and conducts cycle counts and physical inventories to calculate actual shrinkage and inventory on hand. When preparing these estimates, management considers historical results, inventory levels and current operating trends.

The valuation reserve at June 30, 2004 was approximately $3.6 million, a $.5 million increase over December 31, 2003. The increase in the inventory valuation reserve at June 30, 2004 versus December 31, 2003 is primarily associated with the seasonally higher level of inventory. The valuation reserve decreased to $3.6 million at June 30, 2004 compared to $5.0 million at June 30, 2003 and reflects improvement in overall inventory quality. The Company’s excess, slow-moving and damaged inventories decreased to $7.2 million at June 30, 2004 compared to $9.6 million at June 30, 2003.

The level of reserve estimated is affected by a number of factors including general economic conditions and other factors affecting demand for the Company’s inventory. In the event the Company’s estimates differ

12 of 21

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

The Company evaluates the recoverability of goodwill for impairment at least annually, as required, and when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. On January 1, 2004, the Company performed the required annual impairment test and determined there was no impairment. No factors have developed since the last impairment test that would indicate that the carrying value of goodwill may not be recoverable. The Company continues to monitor the success of the Staffing segment’s efforts to return to profitability after completing a number of measures to reduce costs in response to a decline in demand for services. The carrying amount of goodwill at June 30, 2004 and December 31, 2003 for the Staffing segment was $4.0 million. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur. An adjustment to the carrying value of goodwill could materially impact the Company’s consolidated results of operations.

Self-Insurance Reserves

The Company maintains self-insured retentions for its casualty insurance programs and health benefits at one of its subsidiaries and limits its exposure by maintaining stop-loss and aggregate liability coverages. The estimate of the Company’s self-insurance liability contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company’s self-insurance liability, management considers a number of factors, which include historical claim experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. At June 30, 2004, the Company had accrued approximately $2.2 million related to its health benefit and casualty insurance programs versus $1.4 million at December 31, 2003. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance liability is adequate. If actual claims exceed these estimates, additional reserves may be required.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The use of estimates by management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. The Company has recorded a valuation allowance of $.3 million at June 30, 2004 and December 31, 2003, due to uncertainties related to the ability to utilize a portion of the deferred tax assets. The valuation allowance is based on the Company’s estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. These estimates can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect the Company’s future taxable income. Although management believes that the estimates discussed above are reasonable and the related calculations conform to accounting principles generally accepted in the United States, if management’s estimates of future taxable income differ from actual taxable income, the deferred tax asset and any related valuation allowance will need to be adjusted. An adjustment to the deferred tax asset and any related valuation allowance could materially impact the Company’s consolidated results of operations.

13 of 21

Results of Operations

The following table summarizes information derived from the Company’s condensed consolidated statements of income expressed as a percentage of revenue for the quarter and six months ended June 30, 2004 and 2003:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.2	75.2	74.3	75.2

Gross profit	25.8	24.8	25.7	24.8
Selling, general and administrative expenses	17.1	18.1	18.9	19.7

Operating income	8.7	6.7	6.8	5.1
Interest expense, net	(0.3)	(0.5)	(0.4)	(0.5)
Income taxes	(3.2)	(2.3)	(2.4)	(1.7)

Net income	5.2%	3.9%	4.0%	2.9%

The following table sets forth revenue (in thousands) by business segment for the quarter and six months ended June 30, 2004 and 2003:

	Quarter Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Distribution	$367,793	99%	$334,099	98%	$641,733	99%	$584,831	98%
Staffing	4,843	1	6,417	2	9,618	1	13,083	2

Total revenue	$372,636	100%	$340,516	100%	$651,351	100%	$597,914	100%

The following narratives include the results of operations for businesses acquired during 2004 and 2003. The acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the Company’s consolidated results beginning on their respective dates of acquisition. Data presented in the following narratives referring to “same-store basis” exclude the effects of locations acquired or locations opened and closed during the prior twelve months.

QUARTER ENDED JUNE 30, 2004 VS. QUARTER ENDED JUNE 30, 2003

Revenue for the quarter ended June 30, 2004 increased $32.1 million, or 9%, compared to the same period in 2003. As illustrated in the table above, the Distribution segment accounts for 99% of 2004 revenue, compared to 98% in 2003.

Distribution segment revenue for the quarter ended June 30, 2004 increased $33.7 million, or 10%, over the same period in 2003 including an $8.4 million contribution from locations acquired in 2004 and 2003. The increase in revenue is primarily related to strong demand for residential and light-commercial HVAC products and also reflects pricing initiatives implemented by the Company, increases in pricing of certain commodity products and sales growth of higher efficiency equipment products, which sell at higher prices. On a same-store basis, revenue in the Distribution segment includes an 8% increase in same-store sales of residential and light-commercial HVAC.

Staffing segment revenues for the quarter ended June 30, 2004 decreased $1.6 million, or 25%, compared to the same period in 2003. This decrease is primarily attributable to the effect of locations closed in the third quarter of 2003 in connection with a variety of profit improvement activities. Such activities included the relocation of the Staffing segment’s headquarters, a reduction in administrative headcount and the closure of

14 of 21

underperforming locations. The implementation of these profit improvement activities led to a $.2 million improvement in operating results for the Staffing segment compared to the same period in 2003.

The Company’s gross profit for the second quarter of 2004 increased $11.8 million, or 14%, compared to the same period in 2003, primarily as a result of the aforementioned revenue increase and improved selling margins in the Distribution segment. Gross profit margin for the quarter ended June 30, 2004 increased 100 basis-points to 25.8% versus 24.8% for the same period in 2003, primarily due to higher markups on certain product offerings as compared to 2003 and the Company’s ability to generate higher gross profit margins on certain commodity products that have experienced an upward move in market price during the quarter.

Selling, general and administrative expenses as a percent of revenue for the quarter ended June 30, 2004 decreased to 17.1% from 18.1% for the same period in 2003, primarily as a result of effective leveraging of operating costs as compared to 2003. Selling, general and administrative expenses for the quarter ended June 30, 2004 increased $2.4 million, or 4%, compared to the same period in 2003, primarily due to costs associated with operations acquired in 2003 offset in part by a reduction in bad debt expense of $.5 million. On a same-store basis, operating expenses were up 3% compared to the same period in 2003.

Net interest expense for the quarter ended June 30, 2004 decreased $.4 million, or 26%, compared to the same period in 2003, primarily due to lower outstanding borrowings during the quarter.

The effective tax rate was 37.7% for the quarter ended June 30, 2004 and 37.0% for the quarter ended June 30, 2003. The increase in the Company’s effective income tax rate for the second quarter of 2004 compared to the same period in 2003 is primarily related to the Company’s ability in 2003 to utilize a higher level of net operating loss carryforwards to reduce its state income taxes in comparison to 2004.

Net income for the second quarter ended June 30, 2004 increased $6.0 million, or 44%, compared to the same period in 2003. The increase in net income was primarily driven by the higher revenue and gross margin levels as well as by the decrease in interest expense discussed above.

SIX MONTHS ENDED JUNE 30, 2004 VS. SIX MONTHS ENDED JUNE 30, 2003

Revenue for the six months ended June 30, 2004 increased $53.4 million, or 9%, compared to the same period in 2003. As illustrated in the table above, the Distribution segment accounts for 99% of 2004 revenue, compared to 98% in 2003.

Distribution segment revenue for the six months ended June 30, 2004 increased $56.9 million, or 10%, over the same period in 2003 including a $21.2 million contribution from locations acquired in 2004 and 2003. The increase in revenue is primarily related to strong demand for residential and light-commercial HVAC products and also reflects pricing initiatives implemented by the Company, increases in pricing of certain commodity products and sales growth of higher efficiency equipment products, which sell at higher prices. On a same-store basis, revenue in the Distribution segment includes a 7% increase in same-store sales of residential and light-commercial HVAC.

Staffing segment revenues for the six months ended June 30, 2004 decreased $3.5 million, or 26%, compared to the same period in 2003. This decrease is primarily attributable to the effect of locations closed in the third quarter of 2003 in connection with a variety of profit improvement activities. Such activities included the relocation of the Staffing Segment’s headquarters, a reduction in administrative headcount and the closure of underperforming locations. Sales were also impacted at the beginning of the year by lower demand due to economic conditions affecting labor markets in the United States. The implementation of these profit improvement activities led to a $.6 million improvement in operating results for the Staffing segment compared to the same period in 2003.

The Company’s gross profit for the six months ended June 30, 2004 increased $19.4 million, or 13%, compared to the same period in 2003, primarily as a result of the aforementioned revenue increase and improved selling margins in the Distribution segment. Gross profit margin for the six months ended June 30, 2004 increased 90 basis-points to 25.7% versus 24.8% for the same period in 2003, primarily due to higher markups on certain product offerings as compared to 2003 and the Company’s ability to generate higher gross

15 of 21

profit margins on certain commodity products that have experienced an upward move in market price during the period.

Selling, general and administrative expenses as a percent of revenue for the six months ended June 30, 2004 decreased to 18.9% from 19.7% for the same period in 2003, primarily as a result of effective leveraging of operating costs as compared to 2003. Selling, general and administrative expenses for the six months ended June 30, 2004 increased $5.8 million, or 5%, compared to the same period in 2003, primarily due to costs associated with operations acquired in 2003 offset in part by a reduction in bad debt expense of $1.0 million. On a same-store basis, operating expenses were up 2% compared to the same period in 2003.

Net interest expense for the six months ended June 30, 2004 decreased $.8 million, or 25%, compared to the same period in 2003, primarily due to lower outstanding borrowings during the period.

The effective tax rate was 37.7% for the six months ended June 30, 2004 and 37.0% for the six months ended June 30, 2003. The increase in the Company’s effective income tax rate for the six months ended June 30, 2004 compared to the same period in 2003 is primarily related to the Company’s ability in 2003 to utilize a higher level of net operating loss carryforwards to reduce its state income taxes in comparison to 2004.

Net income for the six months ended June 30, 2004 increased $8.8 million, or 51%, compared to the same period in 2003. The increase in net income was primarily driven by the higher revenue and gross margin levels as well as by the decrease in interest expense discussed above.

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

The Company maintains a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $225.0 million, expiring in April 2005. At June 30, 2004, $30.0 million was outstanding under the revolving credit agreement. Borrowings under the agreement are used to fund seasonal working capital needs, acquisitions and for other general corporate purposes. Borrowings under the revolving credit agreement bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company’s financial performance (LIBOR plus .875% at June 30, 2004). The Company pays a variable commitment fee on the unused portion of the commitment. While the Company’s bank-syndicated credit agreement is scheduled to mature in April 2005, the Company has the ability and intent to refinance the revolving agreement on a long-term basis. Accordingly, the current portion of these borrowings under the agreement continue to be classified as long-term debt in the condensed consolidated balance sheet at June 30, 2004.

The Company also has a $125.0 million unsecured private placement shelf facility. The uncommitted shelf facility provides the Company with a source of long-term, fixed-rate financing as a complement to the variable rate borrowings available under its existing revolving credit agreement through January 2006. The Company has $30.0 million Senior Series A Notes (“Notes”) outstanding under its private placement shelf facility, bearing interest at 7.07%. The Notes have an average life of 5 years with repayment in equal installments of $10.0 million beginning on April 9, 2005 until the final maturity on April 9, 2007. Accordingly, the Company classified $10.0 million to current portion of long-term obligations in the balance sheet. Interest is paid on a quarterly basis. The Notes allow for redemption prior to maturity subject to a redemption premium and other restrictions.

Both the revolving credit agreement and the private placement shelf facility contain customary affirmative and negative covenants including certain financial covenants with respect to the Company’s consolidated net worth, interest and debt coverage ratios and limits capital expenditures, dividends and share repurchases in

16 of 21

addition to other restrictions. The Company is in compliance with all covenants and financial ratios at June 30, 2004.

At June 30, 2004, the Company had one interest rate swap agreement with a notional value of $30.0 million to manage its net exposure to interest rate changes related to all of the borrowings under the revolving credit agreement. The interest rate swap agreement effectively converts the Company’s LIBOR-based variable rate borrowings into fixed rate borrowings. The Company continuously monitors developments in the capital markets and only enters into swap transactions with established counterparties having investment grade ratings. See Note 10 to the condensed consolidated financial statements for further information.

At June 30, 2004, the Company is contingently liable under standby letters of credit aggregating approximately $7.3 million that are primarily used in connection with its casualty insurance program to provide collateral in the event the Company is unable to meet its obligations under the program. The Company does not expect any material losses or obligations to result from the standby letters of credit as the Company expects to meet its obligations under the program in the ordinary course of business. Accordingly, the estimated fair value of these instruments is zero at June 30, 2004.

Working capital increased to $286.4 million at June 30, 2004 from $269.5 million at December 31, 2003, primarily due to the Company’s seasonal buildup of inventory in preparation for the spring and summer selling seasons, higher accounts receivable driven by increased sales volume offset by an increase in accounts payable and the classification of $10.0 million related to the Senior Series A Notes installment payment due April 9, 2005 as current long-term obligations. This increase was primarily funded by cash on hand.

Net cash used in operating activities was $13.3 million for the six months ended June 30, 2004 compared to net cash provided by operating activities of $12.2 million for the same period in 2003, a decrease of $25.5 million. This decrease is primarily attributable to the aforementioned increase in working capital.

Net cash used in investing activities decreased to $4.6 million for the six months ended June 30, 2004 from $21.8 million for the same period in 2003 primarily due to business acquisitions in 2003.

In April 2004, a wholly-owned subsidiary of the Company completed the purchase of the net assets and business of two affiliated refrigeration equipment distributors with locations in Dallas and Austin, Texas. In accordance with SFAS No. 141, “Business Combinations,” the Company applied the purchase method of accounting to record this transaction. Consideration for the acquisition consisted of cash payments of approximately $3.1 million. These acquisitions were funded by cash on hand. The results of operations of these locations have been included in the Company’s condensed consolidated financial statements from their respective dates of acquisition.

During the second quarter of 2003, wholly-owned subsidiaries of the Company completed three acquisition transactions resulting in the purchase of certain assets (consisting primarily of accounts receivable, inventories and property and equipment) and the assumption of certain lease obligations of 52 locations in Arkansas, Kentucky, Louisiana, Mississippi, Tennessee, Texas and Virginia. The acquired locations sell heating, air conditioning, refrigeration equipment and related parts and supplies. These acquisitions were funded by cash on hand in an amount equal to $18.8 million.

Net cash used in financing activities decreased to $1.9 million for the six months ended June 30, 2004 from $3.9 million for the same period in 2003, reflecting higher proceeds from the issuance of common stock in connection with stock option exercises for the six months ended June 30, 2004, offset by an increase in the dividend rate to 18 cents from 8 cents per share for the period ended June 30, 2004 and June 30, 2003, respectively. In addition, during the six months ended June 30, 2004, the Company did not repurchase any of its common stock compared to $3.1 million of purchases during the six months ended June 30, 2003. The Company’s Board of Directors has authorized the repurchase, at management’s discretion, of 7.5 million shares to be repurchased in the open market or via private transactions. Through June 30, 2004, the Company has repurchased 5.4 million shares of Common Stock and Class B Common Stock at a cost of $66.3 million. The remaining 2.1 million shares authorized for repurchase are subject to certain restrictions included in the Company’s credit agreements.

17 of 21

Cash dividends on Common Stock and Class B Common Stock of 18 cents and 8 cents per share were paid during the six months ended June 30, 2004 and 2003, respectively. On July 1, 2004, the Company declared its regular quarterly cash dividend of $.10 per share payable July 31, 2004 to shareholders of record as of July 15, 2004. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company’s profitability, financial condition, cash requirements, restrictions existing on the Company’s credit agreements, future prospects and other factors deemed relevant by the Company’s Board of Directors.

The Company believes it has adequate availability of capital from operations and current credit facilities to fund its working capital requirements and support the development of its short-term and long-term operating strategies. As of June 30, 2004, the Company had $16.5 million of cash and cash equivalents and $195.0 million of unused borrowing capacity under its existing revolving credit agreement and $95.0 million available under the Company’s private placement shelf facility (subject to certain borrowing limitations) to fund present operations and anticipated growth, including expansion in its current and targeted market areas. The Company continually evaluates potential acquisitions and has ongoing discussions with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, the Company has the ability to raise funds through the issuance of common or preferred stock if required.

In April 2004, the Company entered into agreements to sell its corporate jet and enter into a ten-year lease agreement for a new corporate jet. The sale and commencement of the lease are scheduled to occur in September 2004. At inception of the lease, the monthly lease payments will be approximately $.1 million, subject to adjustments based on changes in LIBOR-based interest rates.

Additional Information

The Company adopted a comprehensive plan of corporate governance as required by the Sarbanes-Oxley Act of 2002, NYSE, AMEX and SEC rules, for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. In addition, the Company maintains an “Employee Code of Business Ethics and Conduct” that is applicable to all employees and additionally a “Code of Conduct for Senior Executives” that is applicable to members of the Company’s Board of Directors, executive officers and senior operating and financial personnel.

The Company’s corporate governance guidelines and code of ethics are publicly available on the Company’s web site at www.watsco.com.

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

Actual results could differ materially from these forward-looking statements as a result of several factors, including:

•	general economic conditions affecting general business spending,

•	consumer spending,

•	consumer debt levels,

•	seasonal nature of sales of the Company’s products,

•	weather conditions,

•	effects of supplier concentration,

•	competitive factors within the Company’s industry,

18 of 21

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company’s Board of Directors has authorized the repurchase, at management’s discretion, of 7.5 million shares to be repurchased in the open market or via private transactions. Through June 30, 2004, the Company has repurchased 5.4 million shares of Common Stock and Class B Common Stock at a cost of $66.3 million. The remaining 2.1 million shares authorized for repurchase are subject to certain restrictions included in the Company’s credit agreements. During the quarter and six months ended June 30, 2004, there were no purchases of the Company’s equity securities made by the Company or on the Company’s behalf by any “affiliated purchaser” of the Company (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

19 of 21

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company’s 2004 Annual Meeting of Shareholders was held on June 1, 2004.

(b)	The Company’s management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s director nominees as listed in the proxy statement. The following director nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders (the Common Stock directors having been elected by holders of the Company’s Common Stock voting as a single class and the Class B Common Stock directors having been elected by the Class B Common Stock shareholders voting as a single class):

	Votes For	Votes Withheld
Common Stock Directors
Frederick H. Joseph	16,596,521	1,202,892
Class B Common Stock Directors
Cesar L. Alvarez	36,635,790	7,570
Bob L. Moss	36,523,980	119,380
Albert H. Nahmad	36,635,790	7,570
George P. Sape	36,523,980	119,380

Messrs. Joseph and Moss were re-elected to a one-year term. Mr. Sape was re-elected to a two-year term. Messrs. Alvarez and Nahmad were re-elected to a three-year term. Additionally, Messrs. Victor Lopez, Paul F. Manley and Sherwood M. Weiser will continue to serve as directors of the Company.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification from Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.

31.2	Certification from Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.

31.3	Certification from Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.

32.1	Certification from the Chief Executive Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.

32.2	Certification from the Chief Financial Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.

32.3	Certification from the Senior Vice President of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.

(b)	Reports on Form 8-K

A report on Form 8-K dated April 22, 2004, furnished to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure and Item 12, Results of Operations and Financial Condition, disclosed that the Company issued a press release announcing its financial results for the quarter ended March 31, 2004. A copy of the Company’s press release was attached as Exhibit 99.1 to the Form 8-K.

20 of 21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

By:	/s/ ANA M. MENENDEZ
Ana M. Menendez
Chief Financial Officer (both on behalf of the Registrant and as Chief Accounting Officer)

August 9, 2004

21 of 21

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification from Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.

31.2	Certification from Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.

31.3	Certification from Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.

32.1	Certification from the Chief Executive Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.

32.2	Certification from the Chief Financial Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.

32.3	Certification from the Senior Vice President of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.