Form 10-Q
period 2004-09-30
WATSCO INC
filed 2004-11-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,103,869 shares of the Company’s Common Stock ($.50 par value), excluding treasury shares of 5,394,750 and 3,671,795 shares of the Company’s Class B Common Stock ($.50 par value), excluding treasury shares of 48,263 were outstanding as of October 29, 2004.

WATSCO, INC. AND SUBSIDIARIES

2 of 21

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(In thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,256	$36,339
Accounts receivable, net	161,179	137,678
Inventories	255,802	194,267
Other	8,835	9,244

Total current assets	463,072	377,528

Property and equipment, net	15,224	22,066
Goodwill	132,546	130,412
Other	3,692	5,089

	$614,534	$535,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$10,059	$172
Accounts payable	101,300	76,526
Accrued liabilities	43,433	31,305

Total current liabilities	154,792	108,003

Long-term obligations:
Borrowings under revolving credit agreement	30,000	30,000
Long-term notes, net of current portion	20,000	30,000
Other debt, net of current portion	153	153

Total long-term obligations	50,153	60,153

Deferred income taxes and other liabilities	6,421	6,070

Shareholders’ equity:
Common Stock, $.50 par value	14,242	14,031
Class B Common Stock, $.50 par value	1,864	1,838
Paid-in capital	236,627	226,363
Unearned compensation related to outstanding restricted stock	(14,661)	(12,294)
Accumulated other comprehensive loss, net of tax	(1,562)	(2,075)
Retained earnings	233,828	199,340
Treasury stock, at cost	(67,170)	(66,334)

Total shareholders’ equity	403,168	360,869

	$614,534	$535,095

See accompanying notes to condensed consolidated financial statements.

3 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Quarter and Nine Months Ended September 30, 2004 and 2003

(In thousands, except per share data)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$357,366	$348,597	$1,008,717	$946,511
Cost of sales	264,835	262,765	748,641	712,549

Gross profit	92,531	85,832	260,076	233,962
Selling, general and administrative expenses	65,845	63,550	189,344	181,250

Operating income	26,686	22,282	70,732	52,712
Interest expense, net	1,184	1,301	3,498	4,378

Income before income taxes	25,502	20,981	67,234	48,334
Income taxes	9,604	7,763	25,320	17,884

Net income	$15,898	$13,218	$41,914	$30,450

Earnings per share for Common Stock and Class B Common Stock:

Basic	$0.62	$0.53	$1.65	$1.21

Diluted	$0.59	$0.51	$1.56	$1.18

Weighted average shares and equivalent shares of Common Stock and Class B Common Stock used to calculate earnings per share:

Basic	25,560	25,059	25,443	25,065

Diluted	26,974	26,077	26,848	25,889

See accompanying notes to condensed consolidated financial statements.

4 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$41,914	$30,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,362	4,898
Amortization of unearned compensation	661	681
Provision for doubtful accounts	764	2,270
Tax benefit from exercise of stock options	2,224	1,476
Other, net	2,581	70
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(23,029)	(24,645)
Inventories	(60,509)	(22,755)
Accounts payable and accrued liabilities	25,783	35,108
Other, net	9,528	11,830

Net cash provided by operating activities	5,279	39,383

Cash flows from investing activities:
Capital expenditures	(3,340)	(2,458)
Business acquisitions, net of cash acquired	(3,105)	(18,186)
Proceeds from sale of property and equipment	4,876	292
Purchase of minority interest in consolidated subsidiary	—	(1,294)

Net cash used in investing activities	(1,569)	(21,646)

Cash flows from financing activities:
Common stock dividends	(7,354)	(3,091)
Purchase of treasury stock	(836)	(6,727)
Net repayments of other debt	(113)	(170)
Net proceeds from issuances of common stock	5,510	2,784
Net repayments under revolving credit agreement	—	(20,000)

Net cash used in financing activities	(2,793)	(27,204)

Net increase (decrease) in cash and cash equivalents	917	(9,467)
Cash and cash equivalents at beginning of period	36,339	25,880

Cash and cash equivalents at end of period	$37,256	$16,413

See accompanying notes to condensed consolidated financial statements.

5 of 21

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(In thousands, except share data)

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2003, which has been derived from the audited consolidated financial statements, and the September 30, 2004 unaudited interim condensed consolidated financial statements of Watsco, Inc. and its subsidiaries (collectively, the “Company” or “Watsco”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on net income. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2003 Annual Report on Form 10-K. All dollar amounts are expressed in thousands, except for share and per share data.

The results of operations for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by the Company have historically been seasonal with revenue generally increasing during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters.

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

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition to cash, the Company’s cash equivalents include municipal securities with put options of 7 days or less. The Company considers such investments to be cash equivalents for purposes of the condensed consolidated balance sheets. At September 30, 2004 and December 31, 2003, the Company held $19,975 and $17,000, respectively, in such municipal securities. No individual municipal security equaled or exceeded 1% of total assets and such securities are investment grade and collateralized by a letter of credit issued by the remarketing agent.

3.	Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock options under fixed plans. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” established preferred accounting and mandatory disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of

6 of 21

SFAS No. 123 and SFAS No. 148. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the Black-Scholes option method of SFAS No. 123, the Company’s pro forma net income and earnings per share would be as follows for the quarter and nine months ended September 30, 2004 and 2003:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$15,898	$13,218	$41,914	$30,450
Stock-based compensation (income) expense included in net income, net of tax	(38)	156	412	428
Stock-based compensation expense determined under the fair value-based method, net of tax	(201)	(569)	(1,629)	(2,254)

Net income, pro forma	$15,659	$12,805	$40,697	$28,624

Basic earnings per share for Common Stock and Class B Common Stock :

As reported	$0.62	$0.53	$1.65	$1.21
Pro forma	$0.61	$0.51	$1.60	$1.14

Diluted earnings per share for Common Stock and Class B Common Stock:

As reported	$0.59	$0.51	$1.56	$1.18
Pro forma	$0.58	$0.49	$1.52	$1.11

4.	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding, including any vested restricted shares. For all periods presented, shares included in the basic calculation of earnings per share only include outstanding Common Stock and Class B Common Stock, as there were no vested restricted shares outstanding. Diluted earnings per share is obtained by dividing net income by the weighted-average outstanding shares adjusted for the dilutive effects of stock options and unvested restricted shares using the treasury stock method. Shares used to calculate earnings per share are as follows for the quarter and nine months ended September 30, 2004 and 2003:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares outstanding for basic earnings per share	25,559,611	25,058,656	25,443,275	25,065,284

Dilutive shares resulting from:
Stock options	998,336	707,359	1,003,107	567,711
Restricted shares of common stock	415,936	310,624	401,351	255,876

Shares for diluted earnings per share	26,973,883	26,076,639	26,847,733	25,888,871

Diluted earnings per share excluded 30,500 and 91,563 shares for the quarters ended September 30, 2004 and 2003, respectively, and 149,250 and 282,263 shares for the nine months ended September 30, 2004 and 2003, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, no shares for the quarters ended September 30, 2004 and 2003 and 135,000 and 105,000 shares for the nine months ended September 30, 2004 and 2003, respectively, related to restricted stock were considered anti-dilutive.

7 of 21

5.	Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized losses of available-for-sale securities and the effective portion of cash flow hedges as further discussed in Note 10 to the condensed consolidated financial statements. The components of comprehensive income for the quarter and nine months ended September 30, 2004 and 2003 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$15,898	$13,218	$41,914	$30,450
Changes in unrealized holding gain (loss) on available-for-sale securities arising during the period, net of income tax benefit (expense) of $2, $2, $20 and $(2), respectively	(4)	(3)	(33)	4
Changes in unrealized holding gain (loss) on derivative instruments, net of income tax benefit (expense) of $56, $(352), $(330) and $(412), respectively	(92)	601	546	702

Comprehensive income	$15,802	$13,816	$42,427	$31,156

6.	New Accounting Pronouncements

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

In conjunction with the Company’s insurance program for casualty-related insurance risks, the Company owns a limited equity interest in two captive insurance entities. The captive insurance entities permit the Company to self-insure a portion of its own losses, to gain access to a wide array of safety-related services, to pool insurance risks and resources in order to obtain more competitive pricing for administration and reinsurance and to limit its risk of loss in any particular year. The captive insurance entities meet the definition of VIEs, however, based on the criteria set forth in FIN 46, the Company is not required to consolidate these entities. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the amounts obligated under standby letters of credits issued on the insurance entities behalf. See Note 11 below for additional discussion. As of September 30, 2004, the Company did not have any other entities that met the definition of a VIE. Accordingly, the adoption of FIN 46 did not have a material impact on the Company’s condensed consolidated financial statements.

7.	Long-Term Obligations

The Company’s bank-syndicated credit agreement is scheduled to mature in April 2005. The Company has the ability and intent to refinance the revolving credit agreement on a long-term basis. Accordingly, the current portion of these borrowings under the agreement, which aggregated $30,000 at September 30, 2004, continues to be classified as long-term debt in the Company’s condensed consolidated balance sheet at September 30, 2004.

The Company has $30,000 Senior Series A Notes (“Notes”) outstanding under its private placement shelf facility, bearing interest at 7.07%. The Notes have an average life of 5 years with repayment in equal installments of $10,000 beginning on April 9, 2005 until the final maturity on April 9, 2007. Accordingly, the Company has classified $10,000 to current portion of long-term obligations in the Company’s condensed consolidated balance sheet at September 30, 2004.

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

These acquisitions were not deemed material to the Company’s condensed consolidated financial statements for the quarter and nine months ended September 30, 2004 and 2003.

9.	Shareholders’ Equity

The Company paid cash dividends on Common Stock and Class B Common Stock of $.10 per share and $.04 per share for the quarters ended September 30, 2004 and 2003, respectively, and $.28 per share and $.12 per share for the nine months ended September 30, 2004 and 2003, respectively. On October 1, 2004, the Company declared its regular quarterly cash dividend of $.10 per share payable November 1, 2004 to Common and Class B Common shareholders of record as of October 15, 2004.

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

The Company recorded an unrealized loss in OCL relating to the change in fair value of the cash flow hedge of $92, net of income tax benefit of $56 and an unrealized gain of $601, net of income tax expense of $352 for the quarters ended September 30, 2004 and 2003, respectively, and an unrealized gain of $546, net of income tax expense of $330 and an unrealized gain of $702, net of income tax expense of $412 in OCL for the nine months ended September 30, 2004 and 2003, respectively. The fair market value of the derivative financial instrument was $2,977 and $3,815 at September 30, 2004 and December 31, 2003, respectively, and is included, net of accrued interest, in other liabilities in the accompanying condensed consolidated balance sheets.

9 of 21

The Company reclassified $244, net of income tax benefit of $148, and $266, net of income tax benefit of $156, during the quarters ended September 30, 2004 and 2003, respectively, and $727, net of income tax benefit of $439 and $1,056, net of income tax benefit of $620, during the nine months ended September 30, 2004 and 2003, respectively, from accumulated OCL to current period earnings (recorded in interest expense, net in the accompanying condensed consolidated statements of income). The net deferred loss recorded in accumulated OCL will be reclassified to earnings on a quarterly basis as interest payments occur. As of September 30, 2004, approximately $1,100 in deferred losses on the derivative instrument accumulated in OCL is expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (2.70% at September 30, 2004).

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

Self-Insurance

The Company maintains self-insured retentions for its casualty insurance programs and health benefits at one of its subsidiaries and limits its exposure by maintaining stop-loss and aggregate liability coverages. At September 30, 2004 and December 31, 2003, approximately $2,294 and $1,400, respectively, was included in accrued liabilities in the Company’s condensed consolidated balance sheets associated with self-insured retentions. At September 30, 2004 and December 31, 2003, the Company is contingently liable under standby letters of credit aggregating $5,868 and $7,172, respectively, which are primarily used as collateral under self-insurance programs. The Company does not expect any material losses or obligations to result from the standby letters of credit as the Company expects to meet its obligations under the program in the ordinary course of business. Accordingly, the estimated fair value of these instruments is zero.

Minimum Royalty Payments

The Company is obligated under a licensing agreement with Whirlpool Corporation to make minimum royalty payments of $1,000 each year beginning in 2004 and ending in 2011.

Operating Leases

In September 2004, the Company entered into a ten-year operating lease for a corporate aircraft. The annual lease commitment is approximately $1,200, subject to adjustment from changes in LIBOR-based interest rates. Concurrent with the execution of the lease agreement, the Company sold its previous corporate aircraft for $4,500.

12.	Segment Reporting

The Company has two reportable business segments – the distribution of air conditioning, heating and refrigeration equipment and related parts and supplies (“Distribution”) segment and a temporary staffing and permanent placement services (“Staffing”) segment. The Distribution segment has similar products, customers, marketing strategies and operations. The operating segments are managed separately because each offers distinct products and services. The Staffing segment provides temporary staffing and permanent placement services to external customers, and permanent placement services to the Distribution Segment. During the third quarter of 2004, the Company changed its methodology for accounting for inter-segment services provided by the Staffing segment to the Distribution segment as if the services were provided to third parties, at current market prices. Previous to this change, the Company accounted for these services at cost. Accordingly, 2004 and 2003 segment measures have been adjusted to provide for the

10 of 21

retroactive effect of this change. Segment data for the quarter and nine months ended September 30, 2004 and 2003 is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Distribution	$351,886	$341,770	$994,065	$926,601
Staffing	5,700	6,994	15,318	20,620
Elimination of intersegment Staffing revenues	(220)	(167)	(666)	(710)

	$357,366	$348,597	$1,008,717	$946,511

Operating Income (loss):
Distribution	$31,154	$25,955	$83,751	$63,135
Staffing	211	(342)	75	(709)
Corporate expenses	(4,679)	(3,331)	(13,094)	(9,714)

	$26,686	$22,282	$70,732	$52,712

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Watsco, Inc. and its subsidiaries (collectively, the “Company” or “Watsco”) is the largest independent distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. The Company has two business segments – the HVAC distribution (“Distribution”) segment, which accounted for 98% and 99% of the Company’s revenue for the quarter and nine months ended September 30, 2004, respectively, and a temporary staffing and permanent placement services (“Staffing”) segment.

Revenue for the Company primarily consists of sales of air conditioning, heating and refrigeration equipment and related parts and supplies. The Company’s selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions and marketing expenses which tend to be variable in nature and relate to sales growth. Other significant selling, general and administrative expenses relate to warehouse facilities and trucks, which are under non-cancelable operating leases.

Sales of residential central air conditioners, heating equipment and parts and supplies distributed by the Company are seasonal. Furthermore, the Company’s results of operations can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

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

11 of 21

The Company’s significant accounting policies are discussed in Note 1 to the Company’s consolidated financial statements included in Form 10-K for the year ended December 31, 2003 and filed on March 15, 2004. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. Management has discussed the development and selection of the Company’s critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosures relating to them. The Company believes there have been no significant changes during the quarter and nine months ended September 30, 2004 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003.

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

The allowance for doubtful accounts was $2.0 million and $3.0 million at September 30, 2004 and December 31, 2003, respectively. Compared to September 30, 2003, the allowance for doubtful accounts decreased by approximately $1.1 million from $3.1 million. These decreases reflect improvement in the underlying quality of accounts receivable. The Company’s accounts receivable balance greater than 90 days past due at September 30, 2004 decreased to $1.9 million compared to $3.2 million at September 30, 2003. Accounts receivable write-offs as a percent of sales decreased for the nine month period ended September 30, 2004 to .26% compared to .42% in the same period a year ago. This improved accounts receivable quality primarily reflects tighter credit standards and increased collection activity.

Although the Company believes its allowance is sufficient, if the financial condition of the Company’s customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact the Company’s consolidated results of operations. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions.

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

The valuation reserve at September 30, 2004 was approximately $3.5 million, a $.4 million increase over December 31, 2003. The increase in the inventory valuation reserve at September 30, 2004 versus December 31, 2003 is primarily associated with the seasonally higher level of inventory. The Company’s excess, slow-moving and damaged inventories increased to $9.2 million at September 30, 2004 compared to $8.3 million at September 30, 2003 due to higher levels of excess inventories. The valuation reserve decreased to $3.5 million at September 30, 2004 compared to $4.7 million at September 30, 2003 due to a decrease in higher-risk slow-moving inventories.

12 of 21

Inventory reserves are affected by a number of factors including general economic conditions and other factors affecting demand for the Company’s inventory. In the event the Company’s estimates differ from actual results, the allowance for excess, slow-moving and damaged inventories may be adjusted and could materially impact the Company’s consolidated results of operations.

Goodwill

Goodwill is subject to impairment testing at least annually using a fair value-based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. The Company’s accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions.

The Company evaluates the recoverability of goodwill for impairment at least annually, as required, and when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. On January 1, 2004, the Company performed the required annual impairment test and determined there was no impairment. No factors have developed since the last impairment test that would indicate that the carrying value of goodwill may not be recoverable. The Company continues to monitor the success of the Staffing segment’s efforts to return to profitability after completing a number of measures to reduce costs in response to a decline in demand for services. The carrying amount of goodwill at September 30, 2004 and December 31, 2003 for the Staffing segment was $4.0 million. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur. An adjustment to the carrying value of goodwill could materially impact the Company’s consolidated results of operations.

Self-Insurance Reserves

The Company maintains self-insured retentions for its casualty insurance programs and health benefits at one of its subsidiaries and limits its exposure by maintaining stop-loss and aggregate liability coverages. The estimate of the Company’s self-insurance liabilities contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. When estimating the Company’s self-insurance liabilities, management considers a number of factors, which include historical claim experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. At September 30, 2004, the Company had accrued approximately $2.3 million related to its health benefit and casualty insurance programs versus $1.4 million at December 31, 2003. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance liability is adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The use of estimates by management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. The Company has recorded a valuation allowance of $.3 million at September 30, 2004 and December 31, 2003, due to uncertainties related to the ability to utilize a portion of the deferred tax assets. The valuation allowance is based on the Company’s estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. These estimates can be affected by a number of factors, including possible tax audits or general economic conditions or competitive pressures that could affect the Company’s future taxable income. Although management believes that the estimates discussed above are reasonable and the related calculations conform to accounting principles generally accepted in the United States, if management’s estimates of future taxable income differ from actual taxable income, the deferred tax asset and any related valuation allowance will need to be adjusted. An adjustment to the deferred tax asset and any related valuation allowance could materially impact the Company’s consolidated results of operations.

13 of 21

Results of Operations

The following table summarizes information derived from the Company’s condensed consolidated statements of income expressed as a percentage of revenue for the quarter and nine months ended September 30, 2004 and 2003:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.1	75.4	74.2	75.3

Gross profit	25.9	24.6	25.8	24.7
Selling, general and administrative expenses	18.4	18.2	18.8	19.1

Operating income	7.5	6.4	7.0	5.6
Interest expense, net	(0.3)	(0.4)	(0.3)	(0.5)
Income taxes	(2.7)	(2.2)	(2.5)	(1.9)

Net income	4.5%	3.8%	4.2%	3.2%

During the third quarter of 2004, the Company changed its methodology for accounting for inter-segment services provided by the Staffing segment to the Distribution segment as if the services were provided to third parties, at current market prices. The following table sets forth revenue (in thousands) by business segment for the quarter and nine months ended September 30, 2004 and 2003:

	Quarter Ended September 30,				Nine Months Ended, September 30,
	2004		2003		2004		2003
Distribution	$351,886	98%	$341,770	98%	$994,065	99%	$926,601	98%
Staffing	5,700	2%	6,994	2%	15,318	1%	20,620	2%
Elimination of intersegment Staffing revenue	(220)	—	(167)	—	(666)	—	(710)	—

Total revenue	$357,366	100%	$348,597	100%	$1,008,717	100%	$946,511	100%

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

QUARTER ENDED SEPTEMBER 30, 2004 VS. QUARTER ENDED SEPTEMBER 30, 2003

Revenue for the quarter ended September 30, 2004 increased $8.8 million, or 3%, compared to the same period in 2003. As illustrated in the table above, the Distribution segment accounts for 98% of revenue in 2004 and 2003.

Distribution segment revenue for the quarter ended September 30, 2004 increased $10.1 million, or 3%, over the same period in 2003 including a $3.2 million contribution from 48 locations acquired in 2004 and 2003. Same store sales of residential and light-commercial HVAC products increased 3% despite an estimated $8.0 million of lost sales (a 2% impact on a same store basis) at locations affected by the four hurricanes that passed through Florida, Alabama, Georgia and the Carolinas.

14 of 21

Staffing segment revenues for the quarter ended September 30, 2004 decreased $1.3 million, or 19%, compared to the same period in 2003. This decrease is primarily attributable to the effect of locations closed in the third quarter of 2003 in connection with a variety of profit improvement activities. Such activities included the relocation of the Staffing segment’s headquarters, a reduction in administrative headcount and the closure of underperforming locations.

The Company’s gross profit for the third quarter of 2004 increased $6.7 million, or 8%, compared to the same period in 2003, primarily as a result of the aforementioned revenue increase and improved selling margins in the Distribution segment. Gross profit margin for the quarter ended September 30, 2004 increased 130 basis-points to 25.9% versus 24.6% for the same period in 2003, primarily due to higher markups on certain product offerings as compared to 2003 and the Company’s ability to generate higher gross profit margins on certain commodity products that have experienced an upward move in market price during the quarter.

Selling, general and administrative expenses as a percent of revenue for the quarter ended September 30, 2004 increased to 18.4% from 18.2% for the same period in 2003. Selling, general and administrative expenses for the quarter ended September 30, 2004 increased $2.3 million, or 4%, compared to the same period in 2003, primarily due to the inefficiencies caused by the four hurricanes, professional fees incurred in connection with documenting, testing and compliance measures required under Section 404 of the Sarbanes-Oxley Act of 2002 and higher depreciation expense offset by lower bad debt expense.

Net interest expense for the quarter ended September 30, 2004 decreased $.1 million, or 9%, compared to the same period in 2003, primarily due to lower outstanding borrowings during the quarter.

The effective tax rate was 37.7% for the quarter ended September 30, 2004 and 37.0% for the quarter ended September 30, 2003. The increase in the Company’s effective income tax rate for the third quarter of 2004 compared to the same period in 2003 is primarily related to the Company’s ability in 2003 to utilize a higher level of net operating loss carryforwards to reduce its state income taxes in comparison to 2004.

Net income for the third quarter ended September 30, 2004 increased $2.7 million, or 20%, compared to the same period in 2003. The increase in net income was primarily driven by the higher revenue and gross margin levels as well as by the decrease in interest expense discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenue for the nine months ended September 30, 2004 increased $62.2 million, or 7%, compared to the same period in 2003. As illustrated in the table above, the Distribution segment accounts for 99% of 2004 revenue, compared to 98% in 2003.

Distribution segment revenue for the nine months ended September 30, 2004 increased $67.5 million, or 7%, over the same period in 2003 including a $24.4 million contribution from 48 locations acquired in 2004 and 2003. On a same-store basis, revenue in the Distribution segment includes a 5% increase in same-store sales of residential and light-commercial HVAC. The increase in revenue is primarily related to strong demand for residential and light-commercial HVAC products and also reflects pricing initiatives implemented by the Company, increases in pricing of certain commodity products and sales growth of higher efficiency equipment products, which sell at higher unit prices.

Staffing segment revenues for the nine months ended September 30, 2004 decreased $5.3 million, or 26%, compared to the same period in 2003. This decrease is primarily attributable to the effect of locations closed in the third quarter of 2003 in connection with a variety of profit improvement activities. Such activities included the relocation of the Staffing Segment’s headquarters, a reduction in administrative headcount and the closure of underperforming locations. Sales were also impacted at the beginning of the 2004 year by lower demand due to economic conditions affecting labor markets in the United States.

The Company’s gross profit for the nine months ended September 30, 2004 increased $26.1 million, or 11%, compared to the same period in 2003, primarily as a result of the aforementioned revenue increase and

15 of 21

improved selling margins in the Distribution segment. Gross profit margin for the nine months ended September 30, 2004 increased 110 basis-points to 25.8% versus 24.7% for the same period in 2003, primarily due to higher markups on certain product offerings as compared to 2003 and the Company’s ability to generate higher gross profit margins on certain commodity products that have experienced an upward move in market price during the period.

Selling, general and administrative expenses as a percent of revenue for the nine months ended September 30, 2004 decreased to 18.8% from 19.1% for the same period in 2003, primarily as a result of effective leveraging of fixed operating costs as compared to 2003. Selling, general and administrative expenses for the nine months ended September 30, 2004 increased $8.1 million, or 4%, compared to the same period in 2003, primarily due to costs associated with operations acquired in 2003 offset in part by a reduction in bad debt expense of $1.5 million.

Net interest expense for the nine months ended September 30, 2004 decreased $.9 million, or 20%, compared to the same period in 2003, primarily due to lower outstanding borrowings during the period.

The effective tax rate was 37.7% for the nine months ended September 30, 2004 and 37.0% for the nine months ended September 30, 2003. The increase in the Company’s effective income tax rate for the nine months ended September 30, 2004 compared to the same period in 2003 is primarily related to the Company’s ability in 2003 to utilize a higher level of net operating loss carryforwards to reduce its state income taxes in comparison to 2004.

Net income for the nine months ended September 30, 2004 increased $11.5 million, or 38%, compared to the same period in 2003. The increase in net income was primarily driven by the higher revenue and gross margin levels as well as by the decrease in interest expense discussed above.

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

The Company maintains a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $225.0 million, expiring in April 2005. At September 30, 2004, $30.0 million was outstanding under the revolving credit agreement. Borrowings under the agreement are used to fund seasonal working capital needs, acquisitions and for other general corporate purposes. Borrowings under the revolving credit agreement bear interest at primarily LIBOR-based rates plus a spread that is dependent upon the Company’s financial performance (LIBOR plus .875% at September 30, 2004). The Company pays a variable commitment fee on the unused portion of the commitment. While the Company’s bank-syndicated credit agreement is scheduled to mature in April 2005, the Company has the ability and intent to refinance the revolving agreement on a long-term basis. Accordingly, the current portion of these borrowings under the agreement continue to be classified as long-term debt in the condensed consolidated balance sheet at September 30, 2004.

The Company also has a $125.0 million unsecured private placement shelf facility. The uncommitted shelf facility provides the Company with a source of long-term, fixed-rate financing as a complement to the variable rate borrowings available under its existing revolving credit agreement through January 2006. The Company has $30.0 million Senior Series A Notes (“Notes”) outstanding under its private placement shelf facility, bearing interest at 7.07%. The Notes have an average life of 5 years with repayment in equal installments of $10.0 million beginning on April 9, 2005 until the final maturity on April 9, 2007. Accordingly, the Company classified $10.0 million to current portion of long-term obligations in the accompanying condensed consolidated balance sheet. Interest is paid on a quarterly basis. The Notes allow for redemption prior to maturity subject to a redemption premium and other restrictions.

16 of 21

Both the revolving credit agreement and the private placement shelf facility contain customary affirmative and negative covenants including certain financial covenants with respect to the Company’s consolidated net worth, interest and debt coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. The Company is in compliance with all covenants and financial ratios at September 30, 2004.

At September 30, 2004, the Company had one interest rate swap agreement with a notional value of $30.0 million to manage its net exposure to interest rate changes related to all of the borrowings under the revolving credit agreement. The interest rate swap agreement, which expires in October 2007, effectively converts the Company’s LIBOR-based variable rate borrowings into fixed rate borrowings. The Company continuously monitors developments in the capital markets and only enters into swap transactions with established counterparties having investment grade ratings. See Note 10 to the condensed consolidated financial statements for further information.

At September 30, 2004, the Company is contingently liable under standby letters of credit aggregating approximately $5.9 million which are primarily used as collateral under self-insurance programs. The Company does not expect any material losses or obligations to result from the standby letters of credit as the Company expects to meet its obligations under the program in the ordinary course of business. Accordingly, the estimated fair value of these instruments is zero at September 30, 2004. See Note 11 to the condensed consolidated financial statements for further information.

Working capital increased to $308.3 million at September 30, 2004 from $269.5 million at December 31, 2003, primarily due to the Company’s buildup of inventory prior to the effective date of announced price increases by certain vendors including a strategic purchase of approximately $22.7 million in equipment inventory, higher accounts receivable driven by increased sales volume offset by an increase in accounts payable and the classification of $10.0 million related to the Senior Series A Notes installment payment due April 9, 2005 as current long-term obligations. The increase in working capital was primarily funded by cash on hand.

Net cash provided by operating activities was $5.3 million for the nine months ended September 30, 2004 compared to net cash provided by operating activities of $39.4 million for the same period in 2003, a decrease of $34.1 million. This decrease is primarily attributable to the aforementioned increase in working capital.

Net cash used in investing activities decreased to $1.6 million for the nine months ended September 30, 2004 from $21.6 million for the same period in 2003 primarily due to proceeds from the sale of a corporate aircraft in 2004. The decrease also reflected higher cash outflows associated with business acquisitions in 2003.

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

Net cash used in financing activities decreased to $2.8 million for the nine months ended September 30, 2004 from $27.2 million for the same period in 2003, reflecting a $20 million debt repayment in 2003.

During the nine months ended September 30, 2004, the Company repurchased $.8 million of its common stock compared to $6.7 million of purchases during the nine months ended September 30, 2003. The

17 of 21

Company’s Board of Directors has authorized the repurchase, at management’s discretion, of 7.5 million shares to be repurchased in the open market or via private transactions. Through September 30, 2004, the Company has repurchased 5.4 million shares of Common Stock and Class B Common Stock at a cost of $67.2 million. The remaining 2.1 million shares authorized for repurchase are subject to certain restrictions included in the Company’s credit agreements.

Cash dividends on Common Stock and Class B Common Stock of 28 cents and 12 cents per share were paid during the nine months ended September 30, 2004 and 2003, respectively. On October 1, 2004, the Company declared its regular quarterly cash dividend of $.10 per share payable November 1, 2004 to shareholders of record as of October 15, 2004. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as the Company’s profitability, financial condition, cash requirements, restrictions existing on the Company’s credit agreements, future prospects and other factors deemed relevant by the Company’s Board of Directors.

The Company believes it has adequate availability of capital from operations and current credit facilities to fund its working capital requirements and support the development of its short-term and long-term operating strategies. As of September 30, 2004, the Company had $37.3 million of cash and cash equivalents and $195.0 million of unused borrowing capacity under its existing revolving credit agreement and $95.0 million available under the Company’s private placement shelf facility (subject to certain borrowing limitations) to fund present operations and anticipated growth, including expansion in its current and targeted market areas. The Company continually evaluates potential acquisitions and has ongoing discussions with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, the Company has the ability to raise funds through the issuance of common or preferred stock if required.

In September 2004, the Company entered into a ten-year lease agreement for a new corporate aircraft. The annual lease commitment is approximately $1.2 million and is subject to adjustments based on changes in LIBOR-based interest rates.

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

18 of 21

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

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer, Senior Vice President and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information for the quarter ended September 30, 2004 with respect to any purchase made by or on behalf of the Company or any affiliated purchaser of shares of any class of the Company’s equity securities.

19 of 21

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (at end of period)(1)
July 1 – July 31, 2004	9,900	$28.24	9,900	2,076,987

August 1 – August 31, 2004	20,000	$27.77	20,000	2,056,987

September 1 – September 30, 2004	—	—	—	2,056,987

Total	29,900	$27.93	29,900	2,056,987

(1)	The Company’s Board of Directors has authorized the repurchase (originally adopted in September 1999), at management’s discretion, of 7,500,000 shares of the Company’s common stock to be repurchased in the open market or via private transactions. Through September 30, 2004, the Company has repurchased 5,443,013 shares of Common Stock and Class B Common Stock at a cost of $67.2 million. The remaining 2,056,987 shares authorized for repurchase are subject to certain restrictions included in the Company’s credit agreements.

Working Capital Restrictions and Limitations upon Payment of Dividends

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained herein for a description of working capital restrictions and limitations upon the payment of dividends.

Item 6. Exhibits

31.1	Certification from Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004.

31.2	Certification from Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004.

31.3	Certification from Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004.

32.1	Certification from the Chief Executive Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004.

32.2	Certification from the Senior Vice President of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004.

32.3	Certification from the Chief Financial Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004.

20 of 21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (both on behalf of the
Registrant and as Chief Accounting Officer)

November 9, 2004

21 of 21

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification from Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004.

31.2	Certification from Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004.

31.3	Certification from Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004.

32.1	Certification from the Chief Executive Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004.

32.2	Certification from the Senior Vice President of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004.

32.3	Certification from the Chief Financial Officer of Watsco, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004.