Form 10-K
period 2004-12-31
WATSCO INC
filed 2005-03-16
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $638 million, based on the closing sale price of the common stock on that date. For purposes of determining this number all executive officers and directors of the registrant as of June 30, 2004 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares of common stock outstanding as of February 28, 2005 was 23,435,866 shares of Common Stock, excluding treasury shares of 5,394,750, and 3,846,447 shares of Class B Common Stock, excluding treasury shares of 48,263.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2004, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A).

WATSCO, INC.

Index to Annual Report

on Form 10-K

Year Ended December 31, 2004

PART I

ITEM 1. BUSINESS

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco”, which may be referred to as we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating, and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. We have two business segments – the HVAC distribution (“Distribution”) segment, which accounted for 98% of 2004 consolidated revenues and presently operates from 344 locations in 31 states, and a temporary staffing and permanent placement services (“Staffing”) segment, which accounted for 2% of 2004 consolidated revenues. Our revenues have increased from $80 million in 1989 to over $1.32 billion in 2004 via a strategy of acquiring companies with established market positions and subsequently building revenue and profit growth from a combination of adding locations, products, services and other initiatives.

Our principal executive offices are located at 2665 South Bayshore Drive, Suite 901, Coconut Grove, Florida 33133, and our telephone number is (305) 714-4100. Our website address on the Internet is www.watsco.com and e-mails may be sent to mweber@watsco.com.

Residential Central Air Conditioning, Heating and Refrigeration Industry

The HVAC distribution industry is highly fragmented with over 1,200 distribution companies. The industry is well-established having its primary period of growth during the post-World War II era with the advent of affordable central air conditioning and ducted heating systems for residential applications.

According to data published by the Air Conditioning and Refrigeration Institute (“ARI”) and Gas Appliance Manufacturers Association, the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the United States is approximately $20 billion with unitary equipment shipments having grown at a compounded annual rate of 4.6% since 1994. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Corporation (“Carrier”), a subsidiary of United Technologies Corporation, Goodman Manufacturing Corporation (“Goodman”), Rheem Manufacturing Company (“Rheem”), American Standard Companies Inc. (“American Standard”), York International Corporation (“York”), Lennox International, Inc. (“Lennox”) and Nordyne Corporation (“Nordyne”), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for the consumer.

Residential central air conditioning and heating equipment is sold to both the replacement and the homebuilding markets. The replacement market has increased substantially in size and importance over the past several years as a result of the aging of the installed base of residential central air conditioners and furnaces, the introduction of new energy efficient models, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products and the consumers’ overall unwillingness to live without air conditioning or heating products. According to industry data, over 120 million central air conditioning units and warm air gas furnaces have been installed in the United States in the past 20 years. Many units installed during this period have reached the end of their useful lives, thus providing a growing and substantial replacement market. The mechanical life of central air conditioning and warm-air gas furnaces varies by geographical region due to usage and is estimated to range from 8 to 20 years.

We also sell products to the refrigeration market. Such products include condensing units, compressors, evaporators, valves, refrigerant, walk-in coolers and ice machines for industrial and commercial applications. We distribute products manufactured by Copeland Compressor Corporation, a subsidiary of Emerson Electric Co., E. I. Du Pont De Nemours and Company, Heatcraft Refrigeration Products, LLC, Tecumseh Products Company and The Manitowoc Company, Inc.

Business Strategy

We have a proven “buy and build” strategy for long-term growth. The “buy” component of the strategy focuses on acquiring market leaders at attractive valuations, either expanding into new geographic areas or gaining further market share in existing markets. We follow a disciplined, conservative approach that looks for opportunities that fit well-defined financial and strategic criteria. The “build” component of the strategy is focused on the institution of a growth culture at acquired companies, the addition of products and locations to better serve our customers, the exchange of ideas and business concepts amongst the executive management team and investing in new technology as a competitive advantage. Newly acquired businesses are able to access our capital resources and established vendor relationships to provide an expanded array of product lines on the most favorable terms and conditions with an intensified commitment to service.

Strategy in Existing Markets Our strategy for growth in existing markets focuses on customer service and product expansion to satisfy the needs of the higher growth, higher margin replacement market, where customers generally demand immediate, convenient and reliable service. In response to this need, our focus is to (i) offer broad product lines, including the necessary equipment, parts and supplies to enable a contractor to install or repair a central air conditioner, furnace or refrigeration system, (ii) maintain multiple warehouse locations for increased customer convenience, (iii) maintain well-stocked inventories to ensure that customer orders are filled in a timely manner, (iv) provide a high degree of technical expertise at the point of sale and (v) develop and implement technological strategies to further enhance customer service capabilities. We believe these concepts provide a competitive advantage over smaller, lesser-capitalized competitors who are unable to commit resources to open additional locations, implement technological business solutions, provide the same variety of products, maintain the same inventory levels or attract the wide range of expertise that is required to support a diverse product offering. We also believe that in some geographic areas we have a competitive advantage over factory-operated distributor networks who typically do not maintain as diversified inventories of parts and supplies and whose fewer number of warehouse locations make it more difficult to meet the time-sensitive demands of the replacement market.

In addition to the replacement market, we sell to the homebuilding market, including both traditional site-built homes and manufactured housing. We believe our reputation for reliable, high-quality service and relationships with contractors, who may serve both the replacement and new construction markets, allow us to compete effectively in these markets.

Acquisition Strategy Our acquisition strategy is focused on acquiring businesses that complement our current presence in existing markets or establishing a presence in new markets. Since 1989, we have acquired 47 HVAC distribution businesses, 8 of which currently operate as primary operating subsidiaries. The other smaller distributors acquired have been integrated into or are under the management of the primary operating subsidiaries. We continue to pursue additional strategic acquisitions to allow further penetration in existing markets and expand into new geographic markets.

Product Line Expansion We actively seek new or expanded territories of distribution from the key equipment suppliers. Significant relationships currently exist with Rheem, Carrier, Nordyne, Goodman, American Standard, York and Lennox. We continually evaluate new parts and supply products to support equipment sales and further enhance service to our customers. The initiative includes increasing the product offering with existing vendors and identifying new product opportunities through traditional and non-traditional supply channels.

We have also introduced private-label products as a means to obtain market share and grow revenues. Historically, the ability to expand product offerings of HVAC equipment was dependent on the granting of distribution rights by the industry’s major manufacturers. In 1999, the “Grandaire” brand was created and introduced as our first private-label brand of equipment, positioned as a value-oriented brand. Grandaire-brand equipment, manufactured by Nordyne and Rheem, is currently being distributed from 140 locations in the United States. We have also entered into a ten-year exclusive licensing arrangement with Whirlpool Corporation (the “Whirlpool Licensing Agreement”), the nation’s leading manufacturer of appliances, which was introduced in 2003 and targeted at both the residential replacement and new homebuilding markets. The line of Whirlpool®-branded HVAC equipment, manufactured by Lennox, is presently offered at 151 locations. We believe that the private-label brand products complement the existing offerings at the selected locations based on their particular market position and customer needs.

Operating Philosophy Our subsidiaries operate in a manner that recognizes the long-term relationships established between the distributors and their customers. Generally, the identity and culture of acquired businesses continue by retaining their historical trade-name, management team and sales organization, and by continuing the product brand-name offerings. We believe this strategy builds on the value of the acquired operations by creating additional sales opportunities and is an attractive exit strategy for the long-standing distribution companies targeted for acquisition.

A specialized functional support staff is maintained at our corporate headquarters to support the subsidiaries’ strategies for growth in their respective markets. Such functional support includes specialists in finance, accounting, human resources, product procurement, treasury and working capital management, tax planning, risk management and safety. Certain general and administrative expenses are targeted for cost savings that leverage the overall business volume and improve operating efficiencies.

Technology Our technology initiatives include: (i) implementation of effective point-of-sale systems that allow timely and effective customer service, including up-to-date pricing and inventory availability, (ii) enabling connectivity with our suppliers and by our customers to the relevant components of our subsidiaries’ business software and (iii) a web site, ACDoctor.com, which provides homeowners and businesses useful information and a variety of services.

DESCRIPTION OF BUSINESS

Distribution Segment

Products Watsco sells an expansive line of products and maintains a diverse mix of inventory to meet its customers’ immediate needs and seeks to provide products a contractor would generally require when installing or repairing a central air conditioner, furnace or refrigeration system. The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space. The products we distribute consist of: (i) equipment, including residential central air conditioners ranging from 1-1/2 to 5 tons, light commercial air conditioners ranging up to 20 tons, gas, electric and oil furnaces ranging from 50,000 to 150,000 BTUs, commercial air conditioning and heating equipment and systems ranging from 5 to 25 tons, and other specialized equipment; (ii) parts, including replacement compressors, evaporator coils, thermostats, motors and other component parts; and (iii) supplies, including insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives and other ancillary supplies.

Sales of air conditioning and heating equipment accounted for approximately 50%, 50% and 52% of revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Sales of parts and supplies (currently sourced from over 1,500 vendors) comprised 50%, 50% and 48% of revenues for such periods, respectively.

Distribution and Sales We currently operate from 344 locations, most of which are located in regions that we believe have favorable demographic trends. We maintain large inventories at each warehouse location, which is accomplished by transporting inventory between locations daily and either directly delivering products to customers using one of our 806 trucks or by making products available for pick-up at the location nearest to the customer. Watsco has approximately 280 commissioned salespeople, averaging 10 years or more of experience in the air conditioning, heating and refrigeration distribution industry.

Markets Watsco’s network serves 31 states from these 344 locations. Primary markets include (the number of locations in the state are in parentheses): Florida (71), Texas (65), Georgia (31), California (27), North Carolina (26), South Carolina (21), Tennessee (16), Virginia (11), Louisiana (10), Alabama (9) and Mississippi (7). Locations also reside in Arizona, Arkansas, Massachusetts, Missouri, Kansas, Oklahoma, Iowa, Kentucky, Maine, Nebraska, New Hampshire, New York, South Dakota, Connecticut, Maryland, Nevada, New Jersey, North Dakota, Rhode Island and Vermont. Products are sold on an export-only basis to portions of Latin America and the Caribbean Basin. Export sales are less than 1% of total revenues.

Customers and Customer Service We sell to contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems and we currently serve over 38,000 customers. No single customer in 2004, 2003 or 2002 represented more than 1% of consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at the locations. Increased customer convenience is also provided through e-commerce, which allows customers to access information on-line 24 hours a day, 7 days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. We believe we successfully compete with other distributors primarily on the basis of an experienced sales organization, strong service support, high quality reputation and broad product lines.

Key Equipment Suppliers Significant relationships are maintained with Rheem, Carrier, Nordyne, Goodman, American Standard, York and Lennox, each a leading manufacturer of residential central air conditioning and heating equipment in the United States. Each manufacturer has a well-established reputation of producing high-quality, competitively priced products. The manufacturers’ current product offerings, quality, serviceability and brand-name recognition allow us to operate favorably against our competitors. To maintain brand-name recognition, the manufacturers provide national advertising and participate with us in cooperative advertising programs and promotional incentives that are targeted to both contractors and end-users. It is estimated that the replacement market currently accounts for approximately two-thirds of industry sales in the United States and is expected to increase as units installed in the past 20 years wear out and get replaced or updated to more energy-efficient models.

Approximately 45%, 44% and 46% of purchases in 2004, 2003 and 2002, respectively, were made from six key equipment suppliers. The largest supplier accounted for 17%, 15% and 17% of all purchases made in 2004, 2003 and 2002, respectively. A significant interruption in the delivery of these products could impair our ability to continue to maintain current inventory levels and could adversely affect our financial results. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. We believe that sales of other complementary equipment products and continued emphasis to expand sales of parts and supplies are mitigating factors against such risks.

Distribution Agreements Distribution agreements have been executed with each of the key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment.

Seasonality Sales of residential central air conditioners, heating equipment and parts and supplies have historically been seasonal. See “Business Risk Factors.”

Competition We operate in highly competitive environments. See “Business Risk Factors.”

Staffing Segment

Watsco’s Staffing segment consists of Dunhill Staffing Systems, Inc. and its subsidiaries (“Dunhill”). Dunhill was founded in 1952. Through company-owned, licensed and franchised offices, Dunhill provides temporary staffing and permanent placement services to businesses (including the Distribution segment), professional and service organizations, government agencies, health care providers and other employers. Dunhill’s operations primarily consist of 12 company-owned and 7 licensed temporary staffing offices, as well as 60 franchised permanent placement offices and two franchised temporary staffing offices. Dunhill’s franchisees operate their businesses autonomously within the framework of Dunhill’s policies and standards and recruit, employ and pay their own employees, including temporary employees. Dunhill’s permanent placement division recruits primarily middle management, sales, technical, administrative and support personnel for permanent employment in a wide variety of industries and positions.

Employees

There were approximately 2,700 employees as of December 31, 2004, substantially all of which are non-union employees and relations with employees are good.

Order Backlog

Order backlog is not a material aspect of the business and no material portion of the business is subject to government contracts.

Government Regulations, Environmental and Health and Safety Matters

Our industry and business are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These include laws and regulations implementing the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone-depleting refrigerants used in such systems, including those established at the Montreal Protocol in 1992 concerning the phase-out of CFC-based refrigerants. We are also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990. Our operations are also subject to health and safety requirements including the Occupational, Safety and Health Act (OSHA). Management believes that the business is operated in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment, transport of hazardous materials and health and safety requirements.

Our industry and business is also subject to a Department of Energy mandate that will require, effective January 26, 2006, that our key equipment suppliers manufacture products with a higher standard of energy efficiency. Currently, the minimum standard for energy efficiency as measured by industry guidelines is 10 SEER (seasonal energy efficiency rating, the metric used to measure energy efficiency). On the effective date, the new standard increases the minimum allowed efficiency to 13 SEER (a 30% improvement in efficiency). The transition of products from the current standard to the new standard is expected to take place as 13 SEER products are introduced during the second half of 2005 and the first quarter of 2006. We believe it is likely that the average per unit cost and, therefore, the average per unit resale price of HVAC equipment products will increase following the effective date of the new standard. Although the new standard does not prohibit the sale or the installation of products below 13 SEER efficiency after such date (only the production), our successful transition to the new standard is subject to timely product availability from our key equipment suppliers that conform with the mandate at competitive prices, terms and conditions.

Non-U.S. Operations

All of our operations are within the United States. We do not have any international operations. Export sales are less than 1% of total revenues.

BUSINESS RISK FACTORS

Supplier Concentration We maintain distribution agreements with the key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment. Purchases from these suppliers comprised 45% of all purchases made in 2004 with the largest supplier accounting for 17% of all purchases made in 2004. Any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. Future results of operations are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards.

Competition We operate in highly competitive environments. We compete with a number of distributors and also with several air conditioning and heating equipment manufacturers that distribute a significant portion of their products through their own distribution organizations in certain markets. Competition within any given geographic market is based upon product availability, customer service, price and quality. Competitive pressures or other factors could cause our products or services to lose market acceptance or result in significant price erosion, all of which would have a material adverse effect on profitability.

Seasonality Sales of residential central air conditioners, heating equipment and parts and supplies have historically been seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the Sunbelt markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

Temporary Staffing Services The Staffing segment (representing 2% of revenues in 2004) derives 91% of its revenues from temporary staffing services, which are sensitive to changes in the level of economic activity. Significant declines in demand for temporary staffing services would negatively impact the Staffing segment’s operating results and could impact underlying asset carrying values.

GENERAL RISK FACTORS

Risks Related to Insurance Coverage We carry general liability, comprehensive property damage, workers’ compensation and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against us. A loss in excess of insurance coverages could have a material adverse effect on our financial position and/or profitability. Certain self-insurance risks for health benefits and casualty insurance programs are retained and reserves are established based on claims filed and estimates of claims incurred but not yet reported. Assurance cannot be provided that actual claims will not exceed present estimates. Exposure to catastrophic losses has been limited by maintaining excess and aggregate liability coverages and implementing loss control programs.

Goodwill At December 31, 2004, goodwill represented approximately 22% of total assets. Goodwill is no longer amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. Accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions.

Recoverability of goodwill for impairment is evaluated when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The operating results of the Staffing segment have been negatively impacted by lower demand for services during the past four years. Significant cost-savings measures have been executed in response to the business environment. Should the Staffing segment’s operating results materially deteriorate, a goodwill impairment charge may be necessary to the extent that the implied fair value of goodwill is less than the carrying value. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

Control by Existing Shareholder As of December 31, 2004, Albert H. Nahmad, Watsco’s Chairman and Chief Executive Officer, and a limited partnership controlled by him, collectively had beneficial ownership of approximately 61% of the combined voting power of the outstanding Common Stock and Class B Common Stock. Based on Mr. Nahmad’s stock ownership and the stock ownership of the limited partnership controlled by him, Mr. Nahmad has the voting power to elect all but three members of the nine-person Board of Directors and to control most corporate actions requiring shareholder approval.

Information about Forward-Looking Statements This Form 10-K contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, (i) business and acquisition strategies, (ii) potential acquisitions, (iii) financing plans and (iv) industry, demographic and other trends affecting Watsco’s financial condition or results of operations. These forward-looking statements are based largely on management’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond their control.

Actual results could differ materially from these forward-looking statements as a result of several factors, including

•	general economic conditions affecting general business spending,

•	consumer spending,

•	consumer debt levels,

•	seasonal nature of product sales,

•	weather conditions,

•	effects of supplier concentration,

•	competitive factors within the HVAC industry,

•	insurance coverage risks,

•	prevailing interest rates, and

•	the continued viability of Watsco’s business strategy.

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on Watsco or its business or operations. A discussion of certain of these risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in the Watsco’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section has been incorporated in the Form 10-K by reference. Forward-looking statements speak only as of the date the statement was made. Watsco assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

ADDITIONAL INFORMATION

Reports with the Securities and Exchange Commission (“SEC”) are filed, including annual reports on Form 10-K, Quarterly Reports on Form 10-Q and other reports from time to time. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Watsco is an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically.

Our Internet website address is www.watsco.com. We make available free of charge on or through the website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after the materials are electronically filed with the SEC. Other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, are also available including the proxy statements and reports filed by officers and directors under Section 16(a) of that Act. These reports may be found on the website by selecting the option entitled “SEC FILINGS” under the “INVESTOR RELATIONS” area of the website. Information contained in the website is not intended to be part of this Form 10-K.

An “Employee Code of Business Ethics and Conduct” is maintained that is applicable to all employees and additionally a “Code of Conduct for Senior Executives” that is applicable to members of the Board of Directors, executive officers and senior operating and financial personnel. These codes require continued observance of high ethical standards such as honesty, integrity and compliance with laws. These codes are publicly available on the website at http://www.watsco.com/careers/codeofconduct.cfm. These materials may also be requested in print by writing to Watsco, Inc., Investor Relations, 2665 South Bayshore Drive, Suite 901, Coconut Grove, FL 33133.

ITEM 2. PROPERTIES

Our main properties include warehousing and distribution facilities, trucks and administrative office space.

Warehousing and Distribution Facilities At December 31, 2004, the Distribution segment operated 317 warehousing and distribution facilities across 31 states in the United States having approximately 6.1 million square feet of space in the aggregate of which approximately 5.8 million square feet is leased. The majority of these leases are for terms of 3 to 5 years.

Trucks At December 31, 2004, the Distribution segment operated 670 ground transport vehicles, including delivery and pick-up trucks, vans and tractors. We believe that the present size of our truck fleet is adequate to support our operations.

Administrative and Other Properties and Facilities Senior management and a functional support staff is located at Watsco’s corporate headquarters in Coconut Grove, Florida in approximately 6,000 square feet of leased space. The Staffing segment operates from 13 locations, with an aggregate of approximately 25,000 square feet, all of which are leased. The majority of these leases are for terms of 3 to 5 years.

ITEM 3. LEGAL PROCEEDINGS

We are involved in litigation incidental to the operation of our business. We vigorously defend all matters in which Watsco or its subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, we do not believe the ultimate liability associated with any claims or litigation will have a material impact to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Page 47 of the 2004 Annual Report contains “Information on Common Stock,” which identifies the market on which Watsco’s common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 2004 and 2003, and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	Equity Compensation Plan Information(4)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,894,788	(1)	$14.04	1,428,931	(3)

Equity compensation plans not approved by security holders		(2)	—	—

Total	2,894,788		$14.04	1,428,931

(1)	Comprised of 1,394,788 shares of Common Stock and 1,500,000 shares of Class B Common Stock.
(2)	Does not include 158,750 shares of restricted Common Stock, net of cancellations and 455,000 shares of restricted Class B Common Stock, net of cancellations granted to certain employees of Watsco prior to the adoption of the 2001 Incentive Compensation Plan.
(3)	Does not include 46,686 shares reserved for issuance under the Watsco, Inc. Employee Stock Purchase Plan (“ESPP”). An aggregate of 54,076 shares of Common Stock were purchased under the ESPP in 2004.
(4)	See Notes 1 and 6 to the consolidated financial statements for additional information regarding stock-based compensation and benefit plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of equity securities were made during the fourth quarter of the year ended December 31, 2004.

Recent Sales of Unregistered Securities

In March 2004, Watsco issued 36,773 shares of its Common Stock to its Profit Sharing Retirement Plan & Trust (the “Plan”) representing the employer match requirement under the Plan for the Plan’s year ended December 31, 2003, without registration. This issuance was exempt from registration under the Securities Act under Section 3(a)(2). The Plan is a profit sharing plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of our employees, which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our common stock. We have contributed all of the Watsco Common Stock held by the Plan as a matching contribution that has been less in value at the time it was contributed to the Plan than the employee contributions that it matches.

Dividends

Cash dividends of 38 cents, 20 cents and 11.5 cents per share of Common Stock and Class B Common Stock were paid in 2004, 2003 and 2002, respectively. In January 2005, Watsco’s Board of Directors approved an increase in the quarterly cash dividend to 14 cents per share from 10 cents per share of Common Stock and Class B Common Stock. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under the debt agreements, future prospects and other factors deemed relevant by Watsco’s Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

Page 48 of the 2004 Annual Report contains “Selected Consolidated Financial Data” and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 8 through 19 of the 2004 Annual Report contain “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Page 16 of the 2004 Annual Report contains “Quantitative and Qualitative Disclosures About Market Risk” and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The 2004 and 2003 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, together with the report thereon of Ernst & Young LLP dated March 14, 2005, set forth at pages 20 through 42 and 44 of the 2004 Annual Report are incorporated herein by reference.

Page 46 of the 2004 Annual Report contains “Selected Quarterly Financial Data” for 2004 and 2003 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years. On May 22, 2002, Watsco’s Board of Directors and its Audit Committee dismissed Arthur Andersen LLP as Watsco’s independent public accountants and engaged Ernst & Young LLP to serve as the new independent public accountants. For more information with respect to this matter, see our Report on Form 8-K filed on May 22, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Senior Vice President and Chief Financial Officer have performed an evaluation of Watsco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2004, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and regulations.

Management’s Report on Internal Control Over Financial Reporting

Pages 43 and 45 of the 2004 Annual Report contain “Management’s Report on Internal Control Over Financial Reporting” and the report thereon of Ernst & Young LLP dated March 14, 2005, and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, Watsco’s internal controls over financial reporting.

PART III

This part of Form 10-K, which includes Items 10 through 14, is omitted because Watsco will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of Watsco’s year-end, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page No. in Annual Report
(1) Consolidated Financial Statements (incorporated by reference from the 2004 Annual Report of Watsco, Inc.):

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	20
Consolidated Balance Sheets as of December 31, 2004 and 2003	21
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002	22
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	23
Notes to Consolidated Financial Statements	24-42
Management’s Report on Internal Control Over Financial Reporting	43
Report of Independent Registered Public Accounting Firm on the Financial Statements	44
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	45
Selected Quarterly Financial Data (Unaudited)	46

Page No. in Form 10-K
(2) Consolidated Financial Statement Schedule for the three years ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm on Schedule	S-1

Schedule II. Valuation and Qualifying Accounts	S-2

All other schedules have been omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3)	Exhibits: The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

3.1	Watsco’s Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

3.2	Watsco’s Amended Bylaws (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1985 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.1	Revolving Credit Agreement dated as of April 19, 2002 among Watsco, Inc., as borrower, the Lenders from Time to Time Party and SunTrust Bank as administrative agent (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2002 and incorporated herein by reference).

10.2	Key Executive Deferred Compensation Agreement dated January 31, 1983, between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference). +*

10.3	Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.23 to the Registration Statement on Form S-8 (333-82011) and incorporated herein by reference). +

10.4	Watsco, Inc. Amended and Restated Profit Sharing Retirement Plan and Trust Agreement dated October 21, 1994 (filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). +

10.5	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference). +*

10.6	Watsco, Inc. 1996 Qualified Employee Stock Purchase Plan (filed as Exhibit 4.3 to the Registration Statement on Form S-8 (333-80341) and incorporated herein by reference). +

10.7	Watsco, Inc. 2001 Incentive Compensation Plan (filed as Appendix B to the Definitive Proxy Statement for the year ended December 31, 2000 and incorporated herein by reference). +

10.8	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). +*

10.9	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). +*

10.10	Third Amendment dated February 10, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). +*

10.11	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference). +*

10.12	Amended and Restated Watsco, Inc. $125 million Private Shelf Agreement as of October 30, 2002 by and among Watsco Inc. and the Prudential Insurance Company of America (filed as Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.13	Revolving Credit Agreement dated as of December 10, 2004 among Watsco, Inc., as borrower, the Lenders from Time to Time Party and SunTrust Bank as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on December 16, 2004 and incorporated herein by reference).

10.14	Second Amended and Restated $125 million Private Shelf Agreement as of December 31, 2004 by and among Watsco Inc. and the Prudential Insurance Company of America. #

13.	2004 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2004 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this Form 10-K). #

14.1	Watsco, Inc. Employee Code of Business Ethics and Conduct (filed as Appendix C to the Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2002).

14.2	Watsco, Inc. Code of Conduct for Senior Executives (filed as Appendix D to the Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2002).

21.	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Senior Vice President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

Note to exhibits:

#	Submitted electronically herewith.
+	Compensation Plan or Arrangement
*	Management Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

March 16, 2005	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, President

March 16, 2005	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Albert H. Nahmad Albert H. Nahmad	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 16, 2005

/s/ Barry S. Logan Barry S. Logan	Senior Vice President	March 16, 2005

/s/ Ana M. Menendez Ana M. Menendez	Chief Financial Officer (principal accounting officer)	March 16, 2005

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director	March 16, 2005

/s/ Robert H. Dickinson Robert H. Dickinson	Director	March 16, 2005

/s/ Frederick H. Joseph Frederick H. Joseph	Director	March 16, 2005

/s/ Victor M. Lopez Victor M. Lopez	Director	March 16, 2005

/s/ Paul F. Manley Paul F. Manley	Director	March 16, 2005

/s/ Bob L. Moss Bob L. Moss	Director	March 16, 2005

/s/ George P. Sape George P. Sape	Director	March 16, 2005

/s/ Sherwood M. Weiser Sherwood M. Weiser	Director	March 16, 2005

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders of

Watsco, Inc.

We have audited the consolidated financial statements of Watsco, Inc. and subsidiaries as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 14, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

    Certified Public Accountants

Miami, Florida

March 14, 2005

S-1

WATSCO, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

Allowance for Doubtful Accounts:

BALANCE, December 31, 2001	$6,321
Additions charged to costs and expenses	5,317
Write-offs, net	(7,880)

BALANCE, December 31, 2002	3,758
Additions charged to costs and expenses	3,628
Write-offs, net	(4,358)

BALANCE, December 31, 2003	3,028
Additions charged to costs and expenses	1,556
Write-offs, net	(2,313)

BALANCE, December 31, 2004	$2,271

Valuation Allowance for Deferred Income Taxes:

BALANCE, December 31, 2001	$1,758
Deductions credited to income tax expense	(1,253)

BALANCE, December 31, 2002	505
Deductions credited to income tax expense	(181)

BALANCE, December 31, 2003	324
Additions charged to income tax expense	72

BALANCE, December 31, 2004	$396

Restructuring Liability and Valuation Reserves:

BALANCE, December 31, 2001	$1,713
Write-down of assets to net realizable value	(574)
Cash payments	(846)
Change in estimate	(293)

BALANCE, December 31, 2002(1)	$—

(1)	All restructuring activities were completed as of December 31, 2002.

S-2

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.14	Second Amended and Restated $125 million Private Shelf Agreement as of December 31, 2004 by and among Watsco Inc. and the Prudential Insurance Company of America.

13.	2004 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2004 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this Form 10-K).

21.	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.