Form 10-Q
period 2005-03-31
WATSCO INC
filed 2005-05-10
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,577,934 shares of Common Stock ($.50 par value), excluding treasury shares of 5,402,850 and 3,894,747 shares of Class B Common Stock ($.50 par value), excluding treasury shares of 48,263, were outstanding as of April 30, 2005.

WATSCO, INC. AND SUBSIDIARIES

2 of 19

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended March 31,
	2005	2004
Revenues	$345,952	$278,715
Cost of sales	258,527	207,268

Gross profit	87,425	71,447
Selling, general and administrative expenses	71,616	59,658

Operating income	15,809	11,789
Interest expense, net	1,045	1,155

Income before income taxes	14,764	10,634
Income taxes	5,616	4,005

Net income	$9,148	$6,629

Earnings per share for Common and Class B Common Stock:
Basic	$0.35	$0.26

Diluted	$0.33	$0.25

Weighted average Common and Class B Common shares and equivalent shares used to calculate earnings per share:
Basic	25,935	25,313

Diluted	27,554	26,729

See accompanying notes to condensed consolidated financial statements.

3 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,665	$85,144
Accounts receivable, net	169,540	145,213
Inventories	248,850	218,704
Other current assets	8,987	8,638

Total current assets	434,042	457,699

Property and equipment, net	16,668	15,093
Goodwill and intangibles, net	164,299	132,165
Other assets	4,229	3,332

	$619,238	$608,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$10,057	$10,056
Accounts payable	88,327	94,704
Accrued expenses and other current liabilities	34,615	42,399

Total current liabilities	132,999	147,159

Long-term obligations:
Borrowings under revolving credit agreement	35,000	30,000
Long-term notes, net of current portion	20,000	20,000
Other long-term obligations, net of current portion	143	155

Total long-term obligations	55,143	50,155

Deferred income taxes and other liabilities	7,791	8,237

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common Stock, $.50 par value	14,470	14,293
Class B Common Stock, $.50 par value	1,945	1,857
Paid-in capital	255,283	238,627
Deferred compensation on restricted stock	(23,099)	(20,943)
Accumulated other comprehensive loss, net of tax	(832)	(1,268)
Retained earnings	242,708	237,342
Treasury stock, at cost	(67,170)	(67,170)

Total shareholders’ equity	423,305	402,738

	$619,238	$608,289

See accompanying notes to condensed consolidated financial statements.

4 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$9,148	$6,629
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,467	1,585
Amortization of unearned compensation	476	322
Tax benefit from exercise of stock options	868	647
Tax benefit from stock restriction lapses	325	—
Provision for doubtful accounts	767	633
Other, net	898	653
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,312)	(4,676)
Inventories	(14,984)	(18,543)
Accounts payable and other current liabilities	(24,737)	(10,838)
Other, net	41	(1,822)

Net cash used in operating activities	(30,043)	(25,410)

Cash flows from investing activities:
Business acquisition, net of cash acquired	(49,672)	—
Capital expenditures	(1,593)	(823)
Proceeds from sale of property and equipment	49	102

Net cash used in investing activities	(51,216)	(721)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	5,000	—
Net proceeds from issuances of common stock	1,577	2,248
Net repayments of other long-term obligations	(11)	(12)
Common stock dividends	(3,786)	(2,075)

Net cash provided by financing activities	2,780	161

Net decrease in cash and cash equivalents	(78,479)	(25,970)
Cash and cash equivalents at beginning of period	85,144	36,339

Cash and cash equivalents at end of period	$6,665	$10,369

See accompanying notes to condensed consolidated financial statements.

5 of 19

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(In thousands, except share data)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2004, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, “Watsco”, which may be referred to as we, us or our) audited consolidated financial statements, and the March 31, 2005 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on net income. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2004 Annual Report on Form 10-K. All amounts, except for per share data, are expressed in thousands of dollars.

The results of operations for the quarter ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by Watsco have historically been seasonal with revenues generally increasing during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters.

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves for self-insurance programs and valuation of goodwill. Actual results could differ from those estimates.

2. Stock-Based Compensation

The intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, is applied in accounting for stock options under fixed plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123,” established preferred accounting and mandatory disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Had compensation cost for the stock-based compensation plans been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method of SFAS No. 123, pro forma net income and earnings per share would be as follows for the quarters ended March 31, 2005 and 2004:

	2005	2004
Net income, as reported	$9,148	$6,629
Stock-based compensation expense included in net income, net of tax	295	201
Stock-based compensation expense determined under the fair value-based method, net of tax	(774)	(701)

Net income, pro forma	$8,669	$6,129

Basic earnings per share for Common Stock and Class B Common Stock:
As reported	$0.35	$0.26
Pro forma	$0.33	$0.24

Diluted earnings per share for Common Stock and Class B Common Stock:
As reported	$0.33	$0.25
Pro forma	$0.31	$0.23

6 of 19

3. Cash and Cash Equivalents

All highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents at December 31, 2004 included $11,500 of municipal securities with put options of 35 days or less, which were considered to be cash equivalents for purposes of the condensed consolidated financial statements. No individual municipal security equaled or exceeded 2% of total assets and such securities were investment grade and collateralized by a letter of credit issued by the remarketing agent. At March 31, 2005, no municipal securities were included in cash and cash equivalents as Watsco held no such securities.

4. Earnings per Share

Basic earnings per share of Common Stock and Class B Common Stock is computed by dividing net income by the weighted-average number of shares outstanding, including any vested restricted shares. Shares included in the basic calculation of earnings per share only include outstanding Common Stock and Class B Common Stock, as there were no vested restricted shares outstanding. Diluted earnings per share is obtained by dividing net income by the weighted-average outstanding Common and Class B Common shares adjusted for the dilutive effects of outstanding stock options and unvested shares of restricted stock using the treasury stock method. The following summarizes the Common and Class B Common shares used to calculate earnings per share of Common Stock and Class B Common Stock including the potentially dilutive impact of stock options and restricted shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares for the quarters ended March 31, 2005 and 2004:

	2005	2004
Weighted-average Common and Class B Common shares outstanding for basic earnings per share	25,934,671	25,313,464
Dilutive shares resulting from:
Stock options	1,114,694	1,001,276
Restricted shares of common stock	504,392	414,364

Shares for diluted earnings per share	27,553,757	26,729,104

Diluted earnings per share excluded 7,500 shares for the quarter ended March 31, 2004, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, for the quarters ended March 31, 2005 and March 31, 2004, 70,000 and 5,000 shares of restricted stock, respectively, were considered anti-dilutive and excluded from the earnings per share calculation.

5. Derivative Financial Instrument

Periodically, we have entered into interest rate swap agreements to reduce our exposure to market risks from changing interest rates under our revolving credit agreement. Under the terms of the swap agreements, we agree to

7 of 19

exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on our interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. Financial instruments are not held or issued for trading purposes. In order to obtain hedge accounting treatment, any derivatives used for hedging purposes must be designated as, and effective as, a hedge of an identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

At March 31, 2005, December 31, 2004 and March 31, 2004, one interest rate swap agreement was in effect with a notional value of $30,000 maturing in 2007. The swap agreement exchanges the variable rate of 90-day LIBOR to fixed interest rate payments of 6.25%. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required for hedge ineffectiveness during the quarters ended March 31, 2005 or 2004. The negative fair value of the derivative financial instrument was $1,721 and $2,471 at March 31, 2005 and December 31, 2004, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the accompanying condensed consolidated balance sheets.

At March 31, 2005 and 2004, $908, net of deferred tax benefits of $560 and $2,388 net of deferred tax benefits of $1,402 was recorded in other comprehensive loss (“OCL”) associated with the cash flow hedge. During the quarter ended March 31, 2005, we recognized a decrease in unrealized losses in OCL relating to the cash flow hedge of $435, net of income tax expense of $269. During the quarter ended March 31, 2004, we recognized an increase in unrealized losses in OCL associated with the cash flow hedge of $211, net of income tax benefit of $127.

The change in OCL during the quarters ended March 31, 2005 and 2004, reflected the reclassification of $172, net of income tax benefit of $106 and $241, net of income tax benefit of $146, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a quarterly basis as interest payments occur. As of March 31, 2005, approximately $700 in unrealized losses on the derivative instrument accumulated in OCL is expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (3.96% at March 31, 2005).

6. Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized (losses) gains on available-for-sale securities and the effective portion of a cash flow hedge as further discussed in Note 5 to the condensed consolidated financial statements. The components of comprehensive income for the quarters ended March 31, 2005 and 2004, respectively, are as follows:

	2005	2004
Net income	$9,148	$6,629
Changes in unrealized gains (losses) on available-for - sale securities arising during the period, net of income tax (expense) benefit of $(1) and $11, respectively	1	(18)
Changes in unrealized losses on derivative instrument, net of income tax (expense) benefit of $(269) and $127, respectively	435	(211)

Comprehensive income	$9,584	$6,400

7. Acquisitions

On January 3, 2005, Watsco acquired East Coast Metal Distributors, Inc. (“East Coast”), one of the nation’s largest distributors of air conditioning and heating products, with 27 locations in North Carolina, South Carolina, Georgia, Virginia and Tennessee, for cash consideration of approximately $49,672, net of cash acquired, and the issuance of 145,536 shares of unregistered Common Stock having a fair value of approximately $4,250.

In accordance with SFAS No. 141, “Business Combinations,” we applied the purchase method of accounting to record this transaction. The preliminary purchase price allocation for the acquisitions is as follows:

Accounts receivable	$20,782
Inventories	15,162
Other current assets	612
Property and equipment	1,432
Goodwill and intangibles	32,197
Other assets	675
Accounts payable and accrued expenses	(16,938)
Fair value of common stock issued	(4,250)

Cash used in acquisition, net of cash acquired	$49,672

8 of 19

The preliminary purchase price allocation, including goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, may change during the year of acquisition as more detailed analysis is completed and additional information on the fair value of assets and liabilities, including any identifiable intangible assets, becomes available. As a result, on a preliminary basis, all of the excess purchase cost has been allocated to goodwill and no amortization expense has been recorded in the accompanying condensed consolidated financial statements. Excess purchase cost recorded in connection with the acquisition of East Coast is expected to be deductible for tax purposes.

The results of operations for East Coast have been included in the condensed consolidated financial statements from the date of acquisition. The proforma effect of the acquisition was not deemed material to the condensed consolidated financial statements for the quarter ended March 31, 2004.

8. Shareholders’ Equity

Cash dividends of $.14 per share of Common Stock and Class B Common Stock were declared and paid during the first quarter of 2005. During the first quarter of 2004, cash dividends of $.08 per share of Common Stock and Class B Common Stock were declared and paid. Subsequent to quarter end, Watsco declared its regular quarterly cash dividend of $.14 per share of Common Stock and Class B Common Stock payable on April 29, 2005 to shareholders of record as of April 15, 2005.

9. Segment Reporting

There are two reportable business segments: the distribution of HVAC equipment and related parts and supplies (“Distribution”) segment and a temporary staffing and personnel staffing services business (“Staffing”) segment. The Distribution segment has similar products, customers, marketing strategies and operations. The operating segments are managed separately because each offers distinct products and services. During 2004, we changed our methodology for accounting for inter-segment services provided by the Staffing segment to the Distribution segment as if the services were provided to third parties, at market-competitive prices. Prior period information reflects this change. Segment data for the quarters ended March 31, 2005 and 2004 is as follows:

	2005	2004
Revenues:
Distribution	$340,668	$274,064
Staffing	5,627	4,775
Elimination of intersegment Staffing revenues	(343)	(124)

Revenues from external customers	$345,952	$278,715

Operating Income (Loss):
Distribution	$20,186	$15,641
Staffing	123	(32)
Corporate expenses	(4,500)	(3,820)

	$15,809	$11,789

9 of 19

10. Commitments and Contingencies

Minimum Royalty Payments

We are obligated under a licensing agreement with Whirlpool Corporation to make minimum royalty payments of $1,000 each year starting in 2004 and ending in 2011.

Litigation, Claims and Assessments

We are involved in litigation incidental to the operation of our business and we vigorously defend all matters in which Watsco or its subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect us. In our opinion, although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability associated with any claims or litigation in which Watsco or its subsidiaries are involved will not materially affect our financial condition or results of operations.

Self-Insurance

Self-insured reserves are maintained relative to company-wide casualty insurance programs and for select subsidiaries’ health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At March 31, 2005, $3,724 of reserves was established related to such insurance programs versus $3,413 at December 31, 2004.

11. New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. We do not expect the adoption of SFAS No. 153 to have a material impact on our condensed consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143,” (“FIN 47”). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to have a material impact on our condensed consolidated financial statements.

In April 2005, the SEC issued a rule that amends the implementation dates for SFAS No. 123(R), “Share-Based Payment.” The new rule calls for the implementation of SFAS No. 123(R) at the beginning of the first quarter of 2006, instead of the third quarter of 2005. We are in the process of reviewing the provisions of SFAS No. 123(R) and evaluating the transition methods and option valuation models available for adoption and we estimate that the impact of adopting the provisions of SFAS No. 123(R) will approximate a $.04 to $.06 reduction in earnings per diluted share for the year ending December 31, 2006 based on the current level and vesting schedules of stock options outstanding.

10 of 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco”, which may be referred to as we, us or our) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. Watsco has two business segments – the HVAC distribution (“Distribution”) segment, which accounted for 98% of revenues for the quarter ended March 31, 2005, and a temporary staffing and permanent placement services (“Staffing”) segment.

Revenues primarily consist of sales of air conditioning, heating and refrigeration equipment and related parts and supplies. Selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions and marketing expenses that tend to be variable in nature and correlate to sales growth. Other significant selling, general and administrative expenses relate to the operation of warehouse facilities, including a fleet of trucks and forklifts and facility rent, which are payable under non-cancelable operating leases.

Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

Critical Accounting Policies

Management’s discussion and analysis of Watsco’s financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. Management frequently reevaluates its judgments and estimates which are based on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances.

Our significant accounting policies are discussed in Note 1 to the consolidated financial statements included in Form 10-K for the year ended December 31, 2004 and filed on March 16, 2005. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. Management has discussed the development and selection of critical accounting policies with Watsco’s Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosures relating to them. We believe that there have been no significant changes during the quarter ended March 31, 2005 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. Accounting for doubtful accounts contains uncertainty because management must use judgment to assess the collectibility of these accounts. When preparing these estimates, management considers a number of factors, including the aging of a customer’s account, past transactions with customers, creditworthiness of specific customers, historical trends and other information. Our business is seasonal and our customers’ businesses are also seasonal. Sales are lowest during the first and fourth quarters and past due accounts receivable balances as a percentage of total trade receivables generally increase during these quarters. We review our accounts receivable reserve policy periodically, reflecting current risks, trends and changes in industry conditions.

The allowance for doubtful accounts was $3.0 million and $2.3 million at March 31, 2005 and December 31, 2004, respectively, an increase of $.7 million. This increase is primarily due to the acquisition of East Coast Metal Distributors, Inc. (“East Coast”) and additional reserves associated with a customer’s filing for bankruptcy protection in the first quarter of 2005.

11 of 19

Although we believe the allowance for doubtful accounts is sufficient, if the financial condition of customers were to unexpectedly deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that could materially impact our condensed consolidated results of operations. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the customer base and their dispersion across many different geographical regions.

Inventory Valuation

Inventories consist of air conditioning, heating and refrigeration equipment and related parts and supplies. Inventories are valued at the lower of cost or market on a weighted-average cost basis. As part of the valuation process, excess, slow-moving and damaged inventories are reduced to their estimated net realizable value. The valuation process for excess, slow-moving and damaged inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business. Inventory reserve policies are periodically reviewed, reflecting current risks, trends and changes in industry conditions. A reserve for estimated inventory shrinkage is also maintained and reflects the results of cycle count programs and physical inventories. When preparing these estimates, management considers historical results, inventory levels and current operating trends.

Inventory reserves of $3.0 million and $2.0 million at March 31, 2005 and December 31, 2004, respectively, have been established. The increase in the inventory reserve is primarily due to the acquisition of East Coast in the first quarter of 2005 and reflects higher amounts of slow-moving inventory on hand at March 31, 2005 than at December 31, 2004. Inventory reserves are affected by a number of factors, including general economic conditions and other factors affecting demand as well as the effectiveness of the inventory management process for controlling inventory shrinkage. In the event the estimates differ from actual results, inventory-related reserves may be adjusted and could materially impact the condensed consolidated results of operations.

Goodwill

The recoverability of goodwill for impairment is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions.

On January 1, 2005, the annual impairment test was performed and it was determined there was no impairment. No factors have developed since the last impairment test that would indicate that the carrying value of goodwill may not be recoverable. The carrying amount of goodwill at March 31, 2005 was $164.0 million, consisting of $160.5 million attributable to the Distribution segment and $3.5 million attributable to the Staffing segment. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur. An adjustment to the carrying value of goodwill could impact the condensed consolidated results of operations.

Self-Insurance Reserves

Self-insured reserves are maintained relative to company-wide casualty insurance programs and select subsidiaries’ health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At March 31, 2005, approximately $3.7 million of reserves were established related to such insurance programs versus $3.4 million at December 31, 2004, reflecting self-insured health benefits of East Coast.

12 of 19

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The use of estimates by management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. A valuation allowance of $.4 million has been recorded at March 31, 2005 and December 31, 2004 due to uncertainties related to the ability to utilize a portion of the deferred tax assets primarily arising from state net operating loss carryforwards. The valuation allowance is based on estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. These estimates can be affected by a number of factors, including possible tax audits, general economic conditions or competitive pressures that could affect future taxable income. Although management believes that the estimates discussed above are reasonable, the deferred tax asset and any related valuation allowance will need to be adjusted if management’s estimates of future taxable income differ from actual taxable income. An adjustment to the deferred tax asset and any related valuation allowance could materially impact the condensed consolidated results of operations.

Results of Operations

The following table summarizes information derived from the condensed consolidated statements of income expressed as a percentage of revenues for the quarters ended March 31, 2005 and 2004:

	2005	2004
Revenues	100.0%	100.0%
Cost of sales	74.7	74.4

Gross profit	25.3	25.6
Selling, general and administrative expenses	20.7	21.4

Operating income	4.6	4.2
Interest expense, net	0.3	0.4
Income taxes	1.7	1.4

Net income	2.6%	2.4%

The following narratives include the results of operations for East Coast acquired on January 3, 2005. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the condensed consolidated results beginning on the date of acquisition. In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the prior twelve months unless within the same geographic market. The results of the Staffing segment are not considered to be material to the results of operations in 2005 or 2004. See Segment Information in Note 9 to the condensed consolidated financial statements.

Revenues for the first quarter of 2005 increased $67.2 million, or 24%, compared to the same period in 2004, including a $48.1 million contribution from locations acquired and opened during the quarter ended March 31, 2005. On a same-store basis, revenues increased $19.1 million, or 7%, over the same period in 2004, benefiting from a strong demand for residential and light-commercial HVAC products and the sale of higher efficiency air conditioning systems, which sell at higher unit prices.

Gross profit for the quarter ended March 31, 2005 increased $16.0 million, or 22%, compared to the same period in 2004, primarily as a result of the aforementioned increase in revenues. Gross profit margin decreased 30 basis-points to 25.3% in 2005 versus 25.6% in 2004 which primarily was associated with the acquisition of East Coast during the quarter ended March 31, 2005. On a same-store basis, gross profit increased $5.0 million, or 7%, over the same period in 2004.

Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2005 decreased to 20.7% in 2005 from 21.4% in 2004, primarily as a result of the effective leveraging of operating costs as compared to 2004. Selling, general and administrative expenses for the quarter ended March 31, 2005 increased

13 of 19

$12.0 million, or 20%, compared to the same period in 2004, reflecting primarily the impact of higher revenues and $8.6 million of operating costs at locations acquired in 2005 and 2004. On a same-store basis, operating expenses were up 6% compared to the same period in 2004.

Net interest expense for the quarter ended March 31, 2005 decreased $.1 million, or 10%, compared to the same period in 2004, primarily due to a lower effective interest rate during the quarter as a result of the refinancing of the revolving credit agreement in December 2004.

The effective tax rate was 38.0% for the quarter ended March 31, 2005 and 37.7% for the quarter ended March 31, 2004. The increase in the effective income tax rate for the first quarter of 2005 compared to the same period in 2004 primarily relates to higher state income tax expense.

Net income for the first quarter ended March 31, 2005 increased $2.5 million, or 38%, compared to the same period in 2004. The increase in net income was primarily driven by the higher revenues and gross margin levels as well as by the lower levels of selling, general and administrative expenses as a percent of revenues discussed above.

Segment Reporting

As previously discussed, we have two business segments, Distribution and Staffing with the Distribution segment representing 98% of revenues for the quarter ended March 31, 2005. The Distribution segment has similar products, customers, marketing strategies and operations. The Distribution segment includes the results of East Coast from January 3, 2005, the acquisition date. During 2004, we changed our methodology for accounting for inter-segment services provided by the Staffing segment to the Distribution segment as if the services were provided to third parties, at market-competitive prices. Prior period information reflects this change. The following table sets forth revenues (in thousands) by business segment for the quarters ended March 31, 2005 and 2004:

	2005		2004
Distribution	$340,668	98%	$274,064	98%
Staffing	5,627	2%	4,775	2%
Elimination of intersegment Staffing revenues	(343)	—	(124)	—

Revenues from external customers	$345,952	100%	$278,715	100%

Liquidity and Capital Resources

Management assesses liquidity in terms of the ability to generate cash to execute its business strategy and fund operating and investing activities and takes into consideration the seasonal demand of HVAC products, which peak in the months of May through August. Significant factors affecting liquidity include cash flows generated from operating activities, the adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms, capital expenditures, acquisitions, the timing and extent of common stock repurchases and dividend policy.

Watsco maintains a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $100.0 million, expiring in December 2009. Borrowings are used to fund seasonal working capital needs, for other general corporate purposes, including acquisitions and issuance of letters of credit. Borrowings bear interest at primarily LIBOR-based rates plus a spread that is dependent upon Watsco’s financial performance (LIBOR plus .625% at March 31, 2005 and December 31, 2004). A variable commitment fee is paid on the unused portion of the credit line (.15% at March 31, 2005 and December 31, 2004). At March 31, 2005 and December 31, 2004, $35.0 million and $30.0 million, respectively, were outstanding under the revolving credit agreement.

A $125.0 million unsecured private placement shelf facility is also maintained as a source of borrowings. The uncommitted shelf facility provides long-term, fixed-rate financing as a complement to the variable rate borrowings available under the revolving credit agreement through December 2007. $30.0 million of Senior Series A Notes (“Notes”) were outstanding at March 31, 2005 and December 31, 2004 under the facility bearing interest at 7.07%.

14 of 19

The Notes will be repaid in equal installments of $10.0 million on April 9, 2005, April 9, 2006 and April 9, 2007. Accordingly, $10.0 million is classified as “current” in the condensed consolidated balance sheet at March 31, 2005. Interest is paid on a quarterly basis. The Notes may be redeemed prior to maturity subject to a redemption premium and other restrictions.

Both the revolving credit agreement and the private placement shelf facility contain customary affirmative and negative covenants including certain financial covenants with respect to consolidated leverage, interest and debt coverage ratios and limit capital expenditures, dividends and share repurchases in addition to other restrictions. Under the terms of these debt agreements, Watsco is restricted beginning in 2004 through December 2009, from issuing aggregate dividends in excess of $100.0 million plus 50% of consolidated net income earned in the previous fiscal year with any excess net income not used for dividends during the year to be carried forward to the subsequent year. Management believes Watsco is in compliance with all covenants and financial ratios at March 31, 2005.

At March 31, 2005 and December 31, 2004, one interest rate swap agreement was in effect with a notional value of $30.0 million to manage the net exposure to interest rate changes related to $30.0 million of borrowings under the revolving credit agreement. The interest rate swap agreement, which expires in October 2007, effectively converts the LIBOR-based variable rate borrowings into fixed rate borrowings. Developments in the capital markets are continuously monitored and swap transactions are entered into solely with established counterparties having investment grade ratings. See Note 5 to the condensed consolidated financial statements and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of Watsco’s December 31, 2004 Annual Report on Form 10-K for further information.

Working capital decreased to $301.0 million at March 31, 2005 from $310.5 million at December 31, 2004.

Net cash used in operating activities was $30.0 million in 2005 compared to $25.4 million in 2004. The increase was primarily due to the paydown of accounts payable and accrued expenses partially offset by lower inventory purchases in the first quarter of 2005.

Net cash used in investing activities increased to $51.2 million in 2005 from $.7 million in 2004, primarily due to Watsco’s acquisition of East Coast for cash consideration of approximately $49.7 million, net of cash acquired, and the issuance of 145,536 shares of unregistered Common Stock having a fair value of approximately $4.3 million.

Net cash provided by financing activities of $2.8 million in 2005 resulted primarily from net borrowings under the revolving credit agreement, cash received from the exercise of stock options and from purchases under an employee stock purchase plan partially offset by the payment of cash dividends on common stock.

Cash dividends of 14 cents and 8 cents per share of Common Stock and Class B Common Stock were paid during the quarters ended March 31, 2005 and 2004, respectively. In January 2005, Watsco’s Board of Directors approved an increase in the quarterly cash dividend to 14 cents per share from 10 cents per share of Common Stock and Class B Common Stock. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under debt agreements, future prospects and other factors deemed relevant by Watsco’s Board of Directors.

We believe there is adequate availability of capital from operations and current credit facilities to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of March 31, 2005, we had $6.7 million of cash and cash equivalents, $59.8 million of additional borrowing capacity under the revolving credit agreement and $95.0 million available under the private placement shelf facility (subject to certain borrowing limitations) to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities if required.

15 of 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the 2004 Annual Report on Form 10-K.

Safe Harbor Statement

This Quarterly Report contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, (i) business and acquisition strategies, (ii) potential acquisitions, (iii) financing plans and (iv) industry, demographic and other trends affecting Watsco’s financial condition or results of operations. These forward-looking statements are based largely on management’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond their control.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on Watsco or its business or operations. For additional information identifying some other important factors which may affect Watsco’s operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Commission filings, including but not limited to, the discussion included in the Business section of Watsco’s December 31, 2004 Annual Report on Form 10-K under the headings “General Risk Factors” and “Business Risk Factors.” Forward-looking statements speak only as of the date the statement was made. Watsco assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Senior Vice President and Chief Financial Officer have performed an evaluation of Watsco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2005, and, based upon such evaluation, each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, Watsco’s internal controls over financial reporting.

16 of 19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 1999, Watsco’s Board of Directors authorized the repurchase, at management’s discretion, of 7.5 million shares to be repurchased in the open market or via private transactions. Through March 31, 2005, we have repurchased 5.4 million shares of Common Stock and Class B Common Stock at a cost of $67.2 million. The remaining 2.1 million shares authorized for repurchase are subject to certain restrictions included in our credit agreements. During the quarter ended March 31, 2005, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended). Subsequent to March 31, 2005, 8,100 shares of Common Stock at a cost of $.3 million were repurchased.

Recent Sales of Unregistered Securities

On January 3, 2005, Watsco acquired one of the nation’s largest distributors of air conditioning and heating products, with 27 locations in North Carolina, South Carolina, Georgia, Virginia and Tennessee, for cash consideration of approximately $49.7 million, net of cash acquired, and the issuance of 145,536 shares of unregistered Common Stock having a fair value of approximately $4.3 million. These shares were issued pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

In March 2005, Watsco issued 25,551 shares of its Common Stock to its Profit Sharing Retirement Plan & Trust (the “Plan”) representing the employer match requirement under the Plan for the Plan’s year ended December 31, 2004, without registration. This issuance was exempt from registration under the Securities Act under Section 3(a)(2). The Plan is a profit sharing retirement plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of our employees, which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our common stock. We have contributed all of the Watsco Common Stock held by the Plan as a matching contribution that has been less in value at the time it was contributed to the Plan than the employee contributions that it matches.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. +#

17 of 19

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Senior Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

Note to exhibits:

#	Submitted electronically herewith
+	Compensation Plan or Arrangement

18 of 19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant
and as Principal Financial Officer)
May 10, 2005

19 of 19

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
10.1	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.