Form 10-Q
period 2005-06-30
WATSCO INC
filed 2005-08-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,510,046 shares of the Company’s Common Stock ($.50 par value), excluding treasury shares of 5,559,950 and 3,883,347 shares of the Company’s Class B Common Stock ($.50 par value), excluding treasury shares of 48,263 were outstanding as of July 31, 2005.

WATSCO, INC. AND SUBSIDIARIES

2 of 22

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Quarter and Six Months Ended June 30, 2005 and 2004

(In thousands, except per share data)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$443,030	$372,636	$788,982	$651,351
Cost of sales	331,505	276,538	590,032	483,806

Gross profit	111,525	96,098	198,950	167,545
Selling, general and administrative expenses	74,410	63,841	146,026	123,499

Operating income	37,115	32,257	52,924	44,046
Interest expense, net	978	1,159	2,023	2,314

Income before income taxes	36,137	31,098	50,901	41,732
Income taxes	13,731	11,711	19,347	15,716

Net income	$22,406	$19,387	$31,554	$26,016

Earnings per share for Common and Class B Common Stock:
Basic	$0.86	$0.76	$1.21	$1.02

Diluted	$0.81	$0.72	$1.14	$0.97

Weighted average Common and Class B Common shares and equivalent shares used to calculate earnings per share:
Basic	26,044	25,455	25,989	25,384

Diluted	27,771	26,920	27,663	26,821

See accompanying notes to condensed consolidated financial statements.

3 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

(In thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,615	$85,144
Accounts receivable, net	208,776	145,213
Inventories	254,482	218,704
Other current assets	9,711	8,638

Total current assets	478,584	457,699
Property and equipment, net	16,280	15,093
Goodwill and intangibles, net	163,767	132,165
Other assets	4,439	3,332

	$663,070	$608,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$10,081	$10,056
Accounts payable	122,848	94,704
Accrued expenses and other current liabilities	41,850	42,399

Total current liabilities	174,779	147,159

Long-term obligations:
Borrowings under revolving credit agreement	30,000	30,000
Long-term notes, net of current portion	10,000	20,000
Other long-term obligations, net of current portion	188	155

Total long-term obligations	40,188	50,155

Deferred income taxes and other liabilities	10,236	8,237

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common Stock, $.50 par value	14,527	14,293
Class B Common Stock, $.50 par value	1,967	1,857
Paid-in capital	260,342	238,627
Deferred compensation on restricted stock	(24,892)	(20,943)
Accumulated other comprehensive loss, net of tax	(943)	(1,268)
Retained earnings	261,267	237,342
Treasury stock, at cost	(74,401)	(67,170)

Total shareholders’ equity	437,867	402,738

	$663,070	$608,289

See accompanying notes to condensed consolidated financial statements.

4 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$31,554	$26,016
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,991	3,383
Amortization of unearned compensation	1,216	722
Provision for doubtful accounts	520	752
Gain on sale of property and equipment	(635)	(94)
Gain on sale of available-for-sale securities	(106)	—
Tax benefit from stock-based compensation	1,955	947
Other, net	3,317	(14)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(42,141)	(35,961)
Inventories	(21,072)	(48,004)
Accounts payable and other liabilities	16,918	36,248
Other, net	(1,035)	2,721

Net cash used in operating activities	(6,518)	(13,284)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(49,834)	(3,105)
Capital expenditures	(2,747)	(1,823)
Proceeds from sale of property and equipment	797	310
Proceeds from sale of available-for-sale securities	160	—

Net cash used in investing activities	(51,624)	(4,618)

Cash flows from financing activities:
Repayment of long-term notes	(10,000)	—
Common and Class B Common stock dividends	(7,633)	(4,711)
Purchase of treasury stock	(7,231)	—
Net proceeds from (repayments of) other long-term obligations	58	(96)
Net proceeds from issuances of common stock	3,419	2,918

Net cash used in financing activities	(21,387)	(1,889)

Net decrease in cash and cash equivalents	(79,529)	(19,791)
Cash and cash equivalents at beginning of period	85,144	36,339

Cash and cash equivalents at end of period	$5,615	$16,548

See accompanying notes to condensed consolidated financial statements.

5 of 22

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(In thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2004, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, “Watsco”, which may be referred to as we, us or our) audited consolidated financial statements, and the June 30, 2005 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on net income. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2004 Annual Report on Form 10-K. All amounts, except for share and per share data, are expressed in thousands of dollars.

The results of operations for the quarter and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by Watsco have historically been seasonal with revenues generally increasing during the period of May through August.

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

2. Cash and Cash Equivalents

All highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents at December 31, 2004 included $11,500 of municipal securities with put options of 35 days or less, which were considered to be cash equivalents for purposes of the condensed consolidated financial statements. No individual municipal security equaled or exceeded 2% of total assets and such securities were investment grade and collateralized by a letter of credit issued by the remarketing agent. At June 30, 2005, no municipal securities were included in cash and cash equivalents as Watsco held no such securities.

3. Stock-Based Compensation

The intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, is applied in accounting for stock options under fixed plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by

6 of 22

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123,” established preferred accounting and mandatory disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Had compensation cost for the stock-based compensation plans been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method of SFAS No. 123, pro forma net income and earnings per share would be as follows for the quarter and six months ended June 30, 2005 and 2004:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$22,406	$19,387	$31,554	$26,016
Stock-based compensation expense included in net income, net of tax	459	249	754	450
Stock-based compensation expense determined under the fair value-based method, net of tax	(853)	(727)	(1,637)	(1,428)

Net income, pro forma	$22,012	$18,909	$30,671	$25,038

Basic earnings per share for Common Stock and Class B Common Stock:
As reported	$0.86	$0.76	$1.21	$1.02
Pro forma	$0.85	$0.74	$1.18	$0.99
Diluted earnings per share for Common Stock and Class B Common Stock:
As reported	$0.81	$0.72	$1.14	$0.97
Pro forma	$0.79	$0.70	$1.11	$0.93

4. Earnings per Share

Basic earnings per share of Common Stock and Class B Common Stock is computed by dividing net income by the weighted-average number of shares outstanding, including any vested restricted shares. Shares included in the basic calculation of earnings per share only include outstanding Common Stock and Class B Common Stock, as there were no vested restricted shares outstanding. Diluted earnings per share is obtained by dividing net income by the weighted-average outstanding Common and Class B Common shares adjusted for the dilutive effects of outstanding stock options and unvested shares of restricted stock using the treasury stock method. The following summarizes the Common and Class B Common shares used to calculate earnings per share of Common Stock and Class B Common Stock including the potentially dilutive impact of stock options and restricted shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares for the quarter and six months ended June 30, 2005 and 2004:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding for Basic earnings per share	26,043,597	25,455,472	25,989,435	25,384,468
Dilutive shares resulting from:
Stock options	1,172,169	1,020,670	1,143,590	1,000,858
Restricted shares of common stock	554,766	444,083	529,718	435,299

Shares for diluted earnings per share	27,770,532	26,920,225	27,662,743	26,820,625

Diluted earnings per share excluded 7,500 shares for the quarters ended June 30, 2005 and 2004 and 18,500 and 7,500 shares for the six months ended June 30, 2005 and 2004, respectively, related to stock options with

7 of 22

an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, 5,000 and 130,000 shares for the quarters ended June 30, 2005 and 2004, respectively, and 130,000 shares for the six months ended June 30, 2005 and 2004 related to restricted stock were considered anti-dilutive.

5. Derivative Financial Instrument

Periodically, we have entered into interest rate swap agreements to reduce our exposure to market risks from changing interest rates under our revolving credit agreement. Under the terms of the swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on our interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. Financial instruments are not held or issued for trading purposes. In order to obtain hedge accounting treatment, any derivatives used for hedging purposes must be designated as, and effective as, a hedge of an identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

At June 30, 2005, December 31, 2004 and June 30, 2004, one interest rate swap agreement was in effect with a notional value of $30,000 maturing in 2007. The swap agreement exchanges the variable rate of 90-day LIBOR to fixed interest rate payments of 6.25%. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required for hedge ineffectiveness during the quarters and six months ended June 30, 2005 or 2004. The negative fair value of the derivative financial instrument was $1,742 and $2,471 at June 30, 2005 and December 31, 2004, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the accompanying condensed consolidated balance sheets.

At June 30, 2005 and December 31, 2004, $943, net of deferred tax benefits of $580, and $1,344, net of deferred tax benefits of $829, respectively, was recorded in accumulated other comprehensive loss (“OCL”) associated with the cash flow hedge. During the six months ended June 30, 2005 and 2004, we recognized a net decrease in unrealized losses in OCL relating to the cash flow hedge of $401, net of income tax expense of $247, and $638, net of income tax expense of $386, respectively. During the quarters ended June 30, 2005 and 2004, we recognized a net increase in unrealized losses in OCL of $34, net of income tax benefit of $22, and a decrease in unrealized losses in OCL of $849, net of income tax expense of $513, respectively, associated with the cash flow hedge.

The net change in OCL during the quarters and six months ended June 30, 2005 and 2004, reflected the reclassification of $149, net of income tax benefit of $91, $242, net of income tax benefit of $146, $321, net of income tax benefit of $197, and $483, net of income tax benefit of $292, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a quarterly basis as interest payments occur. As of June 30, 2005, approximately $600 in unrealized losses on the derivative instrument accumulated in OCL is expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (4.21% at June 30, 2005).

6. Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized losses on available-for-sale securities and the effective portion of a cash flow hedge as further discussed in Note 5 to the condensed consolidated financial statements. The components of comprehensive income for the quarter and six months ended June 30, 2005 and 2004, respectively, are as follows:

8 of 22

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$22,406	$19,387	$31,554	$26,016
Changes in unrealized gains on available-for-sale securities arising during the period, net of income tax benefit of $7, $6, $6 and $17, respectively	(11)	(11)	(10)	(29)
Less: reclassification adjustment for net securities gains realized in net income, net of income tax expense of $40, $0, $40 and $0, respectively	(66)	—	(66)	—
Net changes in unrealized losses on derivative instrument, net of income tax (expense) benefit of $22, $(513), $(247) and $(386), respectively	(34)	849	401	638

Comprehensive income	$22,295	$20,225	$31,879	$26,625

7. Acquisitions

On January 3, 2005, Watsco acquired East Coast Metal Distributors, Inc. (“East Coast”), one of the nation’s largest distributors of air conditioning and heating products, with 27 locations in North Carolina, South Carolina, Georgia, Virginia and Tennessee, for cash consideration of approximately $49,834, net of cash acquired, and the issuance of 145,536 shares of unregistered Common Stock having a fair value of approximately $4,250.

In accordance with SFAS No. 141, “Business Combinations,” we applied the purchase method of accounting to record this transaction. The preliminary purchase price allocation for the acquisition is as follows:

Accounts receivable	$21,942
Inventories	14,706
Other current assets	597
Property and equipment	1,432
Goodwill and intangibles	31,764
Other assets	675
Accounts payable and accrued expenses	(17,032)
Fair value of common stock issued	(4,250)

Cash used in acquisition, net of cash acquired	$49,834

The preliminary purchase price allocation, including goodwill and intangibles, which represents the excess of the purchase price over the fair value of the net assets acquired, may change during the year of acquisition as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available. Excess purchase cost recorded in connection with the acquisition of East Coast is expected to be deductible for tax purposes.

In April 2004, one of Watsco’s subsidiaries completed the purchase of the net assets and business of two affiliated refrigeration equipment distributors with locations in Dallas and Austin, Texas. These acquisitions were funded by cash on hand of approximately $3,000.

The results of operations of these locations have been included in the condensed consolidated financial statements from their respective dates of acquisition. The proforma effects of these acquisitions were not deemed material to the condensed consolidated financial statements for the quarter and six months ended June 30, 2004.

8. Shareholders’ Equity

Dividends Declared

The Board of Directors of Watsco declared cash dividends on Common Stock and Class B Common Stock of $.14 per share, $.10 per share, $.28 per share and $.18 per share for the quarters and six months ended June

9 of 22

30, 2005 and 2004, respectively. In July, 2005, Watsco’s Board of Directors declared its regular quarterly cash dividend of $.14 per share of Common Stock and Class B Common Stock payable July 29, 2005 to shareholders of record as of July 15, 2005.

Stock Options Exercised and Restricted Stock Awards

During the quarters and six months ended June 30, 2005 and 2004, 63,667, 52,838, 152,709 and 172,113, respectively, of stock options were exercised for Watsco Common Stock, for which we received proceeds of $805, $668, $2,019 and $2,148, respectively. During the quarters and six months ended June 30, 2005 and 2004, we recorded deferred compensation of $2,534, $3,881, $5,165 and $4,009, respectively, associated with the issuance of 60,000, 135,000, 130,000 and 140,000 shares of restricted common stock under the 2001 Incentive Compensation Plan, respectively. In addition, during the six months ended June 30, 2005, Watsco issued 184,552 of restricted Class B Common Stock under an executive compensation agreement in connection with a $6,369 obligation recorded as an accrued liability at December 31, 2004.

9. Segment Reporting

Watsco has two reportable business segments: the distribution of HVAC equipment and related parts and supplies (“Distribution”) segment and a temporary staffing and personnel staffing services business (“Staffing”) segment. The Distribution segment has similar products, customers, marketing strategies and operations. The operating segments are managed separately because each offers distinct products and services. During 2004, we changed our methodology for accounting for inter-segment services provided by the Staffing segment to the Distribution segment as if the services were provided to third parties, at market-competitive prices. Accordingly, prior period information reflects this change. Segment data for the quarter and six months ended June 30, 2005 and 2004 is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Distribution	$437,396	$368,115	$778,064	$642,179
Staffing	5,843	4,843	11,470	9,618
Elimination of intersegment Staffing revenues	(209)	(322)	(552)	(446)

Revenues from external customers	$443,030	$372,636	$788,982	$651,351

Operating Income (Loss):
Distribution	$41,228	$36,956	$61,414	$52,597
Staffing	166	(104)	289	(136)
Corporate expenses	(4,279)	(4,595)	(8,779)	(8,415)

	$37,115	$32,257	$52,924	$44,046

10. Commitments and Contingencies

Minimum Royalty Payments

We are obligated under a licensing agreement with Whirlpool Corporation to make minimum royalty payments of $1,000 each year starting in 2004 and ending in 2011. In April 2005, Whirlpool and Watsco amended the licensing agreement, whereby if certain revenue targets are not met in 2005 and 2006, either party may terminate the licensing agreement.

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

10 of 22

Self-Insurance

Self-insured reserves are maintained relative to company-wide casualty insurance programs and for select subsidiaries’ health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At June 30, 2005, $3,609 of reserves was established related to such insurance programs versus $3,413 at December 31, 2004.

11. New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. We do not expect the adoption of SFAS No. 153 to have a material impact on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143,” (“FIN 47”). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. We do not expect the adoption of FIN 47 to have a material impact on our consolidated financial statements.

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

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions will continue to be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

11 of 22

In June 2005, the Emerging Issues Task Force issued Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF No. 05-6”). This accounting guidance states that leasehold improvements that are placed in service significantly after, and not contemplated at or near, the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. We are required to apply EITF No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. We do not expect the adoption of EITF No. 05-6 to have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco”, which may be referred to as we, us or our) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. Watsco has two business segments – the HVAC distribution (“Distribution”) segment, which accounted for 99% of revenues for the quarter and six months ended June 30, 2005, and a temporary staffing and permanent placement services (“Staffing”) segment.

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

Our significant accounting policies are discussed in Note 1 to the consolidated financial statements included in Form 10-K for the year ended December 31, 2004 and filed on March 16, 2005. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. Management has discussed the development and selection of critical accounting policies with Watsco’s Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosures relating to them. We believe that there have been no significant changes during the quarter and six months ended June 30, 2005 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

12 of 22

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

The allowance for doubtful accounts was $2.1 million and $2.3 million at June 30, 2005 and December 31, 2004, respectively, a decrease of $.2 million. The decrease from December 31, 2004 reflects the improvement in the underlying quality of accounts receivable.

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

Inventory reserves of $4.0 million and $2.0 million at June 30, 2005 and December 31, 2004, respectively, have been established. The increase in the inventory reserve is primarily due to the acquisition of East Coast Metal Distributors, Inc. (“East Coast”) in the first quarter of 2005 and reflects higher amounts of excess and slow-moving inventory on hand at June 30, 2005 than at December 31, 2004. The increase also reflects a higher level of reserve for inventory shrinkage, the balance of which tends to increase throughout the year until full physical inventories are taken in the fourth quarter of the year. Inventory reserves are affected by a number of factors, including general economic conditions and other factors affecting demand as well as the effectiveness of the inventory management process for controlling inventory shrinkage. In the event the estimates differ from actual results, inventory-related reserves may be adjusted and could materially impact the condensed consolidated results of operations.

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

On January 1, 2005, the annual impairment tests were performed and it was determined there was no impairment. No factors have developed since the last impairment tests that would indicate that the carrying value of goodwill may not be recoverable. The carrying amount of goodwill at June 30, 2005 was $156.8 million, consisting of $153.3 million attributable to the Distribution segment and $3.5 million attributable to the Staffing segment. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur. An adjustment to the carrying value of goodwill could impact the condensed consolidated results of operations.

13 of 22

Self-Insurance Reserves

Self-insurance reserves are maintained relative to company-wide casualty insurance programs and select subsidiaries’ health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At June 30, 2005, approximately $3.6 million of reserves were established related to such insurance programs versus $3.4 million at December 31, 2004. The increase in the self-insurance reserves reflects the addition of East Coast in the first quarter of 2005.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The use of estimates by management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. A valuation allowance of $.4 million has been recorded at June 30, 2005 and December 31, 2004 due to uncertainties related to the ability to utilize a portion of the deferred tax assets primarily arising from state net operating loss carryforwards. The valuation allowance is based on estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. These estimates can be affected by a number of factors, including possible tax audits, general economic conditions or competitive pressures that could affect future taxable income. Although management believes that the estimates discussed above are reasonable, the deferred tax asset and any related valuation allowance will need to be adjusted if management’s estimates of future taxable income differ from actual taxable income. An adjustment to the deferred tax asset and any related valuation allowance could materially impact the condensed consolidated results of operations.

Results of Operations

The following table summarizes information derived from the condensed consolidated statements of income expressed as a percentage of revenues for the quarters and six months ended June 30, 2005 and 2004:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.8	74.2	74.8	74.3

Gross profit	25.2	25.8	25.2	25.7
Selling, general and administrative expenses	16.8	17.1	18.5	18.9

Operating income	8.4	8.7	6.7	6.8
Interest expense, net	(0.2)	(0.3)	(0.3)	(0.4)
Income taxes	(3.1)	(3.2)	(2.4)	(2.4)

Net income	5.1%	5.2%	4.0%	4.0%

The following narratives include the results of operations for businesses acquired during 2005 and 2004. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations have been included in the condensed consolidated results beginning on their respective dates of acquisition. In the following narratives, computations and disclosure information referring to “same-store

14 of 22

basis” exclude the effects of locations acquired or locations opened or closed during the prior twelve months unless within the same geographic market. The results of the Staffing segment are not considered to be material to the results of operations in 2005 or 2004. See Segment Reporting in Note 9 to the condensed consolidated financial statements.

QUARTER ENDED JUNE 30, 2005 VS. QUARTER ENDED JUNE 30, 2004

Revenues for the quarter ended June 30, 2005 increased $70.4 million, or 19%, compared to the same period in 2004 including a $57.7 million contribution from locations acquired and opened during 2005 offset by $.5 million from closed locations. On a same-store basis, revenues increased $13.2 million, or 4%, over the same period in 2004. The increase in same-store revenues is primarily due to a strong demand for residential and light-commercial HVAC products, price increases on HVAC equipment and the sale of higher efficiency air conditioning systems, which sell at higher unit prices.

Gross profit for the quarter ended June 30, 2005 increased $15.4 million, or 16%, compared to the same period in 2004, primarily as a result of the aforementioned increase in revenues. Gross profit margin for the quarter ended June 30, 2005 decreased 60 basis-points to 25.2% versus 25.8% for the same period in 2004. The decrease in the margin was primarily associated with the acquisition of East Coast during the first quarter of 2005 as well as lower margins on certain commodity products. On a same-store basis, gross profit increased $2.7 million, or 3%, over the same period in 2004.

Selling, general and administrative expenses as a percent of revenues for the quarter ended June 30, 2005 decreased to 16.8% from 17.1% for the same period in 2004, primarily as a result of effective leveraging of operating costs as compared to 2004. Selling, general and administrative expenses for the quarter ended June 30, 2005 increased $10.6 million, or 17%, compared to the same period in 2004, primarily due to costs associated with the acquisition of East Coast in 2005. On a same-store basis, selling, general and administrative expenses were up 2% compared to the same period in 2004 primarily due to higher revenues which impact certain variable expense items such as salaries, commissions and marketing expenses.

Net interest expense for the quarter ended June 30, 2005 decreased $.2 million, or 16%, compared to the same period in 2004, primarily due to lower outstanding borrowings and a lower effective interest rate during the quarter.

The effective tax rate was 38.0% for the quarter ended June 30, 2005 and 37.7% for the quarter ended June 30, 2004. The increase is primarily due to higher effective state tax rates associated with a higher level of earnings.

Net income for the quarter ended June 30, 2005 increased $3.0 million, or 16%, compared to the same period in 2004. The increase in net income was primarily driven by the higher revenues as well as by the lower levels of selling, general and administrative expenses as a percent of revenues and decreased net interest expense discussed above.

SIX MONTHS ENDED JUNE 30, 2005 VS. SIX MONTHS ENDED JUNE 30, 2004

Revenues for the six months ended June 30, 2005 increased $137.6 million, or 21%, over the same period in 2004 including a $106.0 million contribution from locations acquired and opened during 2005 offset by $.5 million from closed locations. On a same-store basis, revenues increased $32.1 million, or 5%, over the same period in 2004. The increase in same-store revenues is primarily the result of a strong demand for residential and light-commercial HVAC products, price increases on HVAC equipment and sales growth of higher efficiency air conditioning systems, which sell at higher unit prices.

Gross profit for the six months ended June 30, 2005 increased $31.4 million, or 19%, compared to the same period in 2004, primarily as a result of the aforementioned increase in revenues. Gross profit margin for the six months ended June 30, 2005 decreased 50 basis-points to 25.2% versus 25.7% for the same period in 2004, primarily due to the acquisition of East Coast on January 3, 2005 and lower margins on certain commodities. On a same-store basis, gross profit increased $7.8 million, or 5%, over the same period in 2004.

15 of 22

Selling, general and administrative expenses as a percent of revenues for the six months ended June 30, 2005 decreased to 18.5% from 18.9% for the same period in 2004, primarily as a result of effective leveraging of operating costs as compared to 2004. Selling, general and administrative expenses for the six months ended June 30, 2005 increased $22.5 million, or 18%, compared to the same period in 2004, primarily due to costs associated with the acquisition of East Coast in 2005. On a same-store basis, selling, general and administrative expenses were up 4% compared to the same period in 2004 primarily due to higher revenues which impact certain variable expense items such as salaries, commissions and marketing expenses.

Net interest expense for the six months ended June 30, 2005 decreased $.3 million, or 13%, compared to the same period in 2004, primarily due to lower outstanding borrowings and a lower effective interest rate during the period.

The effective tax rate was 38.0% for the six months ended June 30, 2005 and 37.7% for the six months ended June 30, 2004. The increase is primarily due to higher effective state tax rates associated with a higher level of earnings.

Net income for the six months ended June 30, 2005 increased $5.5 million, or 21%, compared to the same period in 2004. The increase in net income was primarily driven by the higher revenues as well as by the lower levels of selling, general and administrative expenses as a percent of revenues and decreased net interest expense discussed above.

Segment Reporting

Watsco operates in two business segments, Distribution and Staffing with the Distribution segment representing 99% of revenues for the quarter and six months ended June 30, 2005. The Distribution segment has similar products, customers, marketing strategies and operations. The Distribution segment includes the results of East Coast from January 3, 2005, the acquisition date. During 2004, we changed our methodology for accounting for inter-segment services provided by the Staffing segment to the Distribution segment as if the services were provided to third parties, at market-competitive prices. Prior period information reflects this change. The following table sets forth revenues (in thousands) by business segment for the quarter and six months ended June 30, 2005 and 2004:

	Quarter Ended June 30,				Six Months Ended June 30 ,
	2005		2004		2005		2004
Distribution	$437,396	99%	$368,115	99%	$778,064	99%	$642,179	99%
Staffing	5,843	1	4,843	1	11,470	1	9,618	1
Elimination of intersegment Staffing revenues	(209)		(322)		(552)		(446)

Revenues from external customers	$443,030	100%	$372,636	100%	$788,982	100%	$651,351	100%

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

Watsco maintains a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $100.0 million, expiring in December 2009. Borrowings are used to fund seasonal working capital needs, for other general corporate purposes, including acquisitions and issuance of letters of credit. Borrowings bear interest at primarily LIBOR-based rates plus a spread that is dependent upon Watsco’s financial performance (LIBOR plus .625% at June 30, 2005 and December 31, 2004). A variable

16 of 22

commitment fee is paid on the unused portion of the credit line (.15% at June 30, 2005 and December 31, 2004). At June 30, 2005 and December 31, 2004, $30.0 million was outstanding under the revolving credit agreement.

A $125.0 million unsecured private placement shelf facility is also maintained as a source of borrowings. The uncommitted shelf facility provides long-term, fixed-rate financing as a complement to the variable rate borrowings available under the revolving credit agreement through December 2007. $20.0 million and $30.0 million, respectively, of Senior Series A Notes (“Notes”) were outstanding at June 30, 2005 and December 31, 2004 under the facility bearing interest at 7.07%. The Notes will be repaid in equal installments of $10.0 million on April 9, 2006 and April 9, 2007. Accordingly, $10.0 million is classified as “current” in the condensed consolidated balance sheet at June 30, 2005. Interest is paid on a quarterly basis. The Notes may be redeemed prior to maturity subject to a redemption premium and other restrictions.

Both the revolving credit agreement and the private placement shelf facility contain customary affirmative and negative covenants including certain financial covenants with respect to consolidated leverage, interest and debt coverage ratios and limit capital expenditures, dividends and share repurchases in addition to other restrictions. Under the terms of these debt agreements, Watsco is restricted beginning in 2004 through December 2009, from issuing aggregate dividends in excess of $100.0 million plus 50% of consolidated net income earned in the previous fiscal year with any excess net income not used for dividends during the year to be carried forward to the subsequent year. Management believes Watsco is in compliance with all covenants and financial ratios at June 30, 2005.

At June 30, 2005 and December 31, 2004, one interest rate swap agreement was in effect with a notional value of $30.0 million to manage the net exposure to interest rate changes related to $30.0 million of borrowings under the revolving credit agreement. The interest rate swap agreement, which expires in October 2007, effectively converts the LIBOR-based variable rate borrowings into fixed rate borrowings. Developments in the capital markets are continuously monitored and swap transactions are entered into solely with established counterparties having investment grade ratings. See Note 5 to the condensed consolidated financial statements and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of Watsco’s December 31, 2004 Annual Report on Form 10-K for further information.

Working capital decreased to $303.8 million at June 30, 2005 from $310.5 million at December 31, 2004.

Net cash used in operating activities was $6.5 million for the six months ended June 30, 2005 compared to net cash used in operating activities of $13.3 million for the same period in 2004. The decrease in the level of cash used in operating activities was primarily due to higher net income year over year and a lower increase in the level of inventory on hand in 2005.

Net cash used in investing activities increased to $51.6 million for the six months ended June 30, 2005 from $4.6 million for the same period in 2004 primarily due to Watsco’s acquisition of East Coast for cash consideration of approximately $49.8 million, net of cash acquired.

Net cash used in financing activities increased to $21.4 million for the six months ended June 30, 2005 from $1.9 million for the same period in 2004. This increase is primarily due to a $10.0 million repayment of long-term notes, $7.2 million of stock repurchases and an increase in the dividends paid, partially offset by higher proceeds received from the exercise of stock options and from purchases under the employee stock purchase plan.

Cash dividends of 28 cents and 18 cents per share of Common Stock and Class B Common Stock were paid during the six months ended June 30, 2005 and 2004, respectively. On July 1, 2005, Watsco declared its regular quarterly cash dividend of 14 cents per share of Common Stock and Class B Common Stock payable on July 29, 2005 to shareholders of record as of July 15, 2005. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under debt agreements, future prospects and other factors deemed relevant by Watsco’s Board of Directors.

17 of 22

We believe there is adequate availability of capital from operations and current credit facilities to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of June 30, 2005, we had $5.6 million of cash and cash equivalents, $62.8 million of additional borrowing capacity under the revolving credit agreement and $105.0 million available under the private placement shelf facility (subject to certain borrowing limitations) to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities if required.

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

18 of 22

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Senior Vice President and Chief Financial Officer have performed an evaluation of Watsco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2005, and, based upon such evaluation, each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, Watsco’s internal controls over financial reporting.

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

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information for the quarter ended June 30, 2005 with respect to any purchase made by or on behalf of Watsco or any affiliated purchaser of shares of any class of Watsco equity securities.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (at end of period)(1)
April 1 – April 30, 2005	8,100	$42.24	8,100	2,048,887

May 1 – May 31, 2005	74,200	$43.88	74,200	1,974,687

June 1 – June 30, 2005	82,900	$43.75	82,900	1,891,787

Total	165,200	$43.73	165,200	1,891,787

(1)	Watsco’s Board of Directors has authorized the repurchase (originally adopted in September 1999), at management’s discretion, of 7.5 million shares of common stock to be repurchased in the open market

19 of 22

or via private transactions. Through June 30, 2005, 5.6 million shares of Common Stock and Class B Common Stock have been repurchased at a cost of $74.4 million since the inception of the program. The remaining 1.9 million shares authorized for repurchase are subject to certain restrictions included in the debt agreements.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s 2005 Annual Meeting of Shareholders was held on May 27, 2005.

(b)	The Company’s management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s director nominees as listed in the proxy statement. The following director nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders (the Common Stock directors having been elected by holders of the Company’s Common Stock voting as a single class and the Class B Common Stock directors having been elected by holders of the Class B Common Stock voting as a single class):

	Votes For	Votes Withheld
Common Stock Directors
Robert H. Dickinson	21,122,670	587,982
Sherwood M. Weiser	21,116,282	594,370
Class B Common Stock Directors
Frederick H. Joseph	38,239,450	18,500
Bob L. Moss	38,239,450	18,500
Paul F. Manley	38,239,450	41,000

Mr. Dickinson was re-elected to a one-year term. Mr. Joseph was re-elected to a two-year term. Messrs. Manley, Moss and Weiser were re-elected to a three-year term. Additionally, Messrs. Albert H. Nahmad, Cesar L. Alvarez, Victor M. Lopez and George P. Sape will continue to serve as directors of the Company.

(c)	A proposal was voted upon at the Annual Meeting of Shareholders to approve, adopt and ratify the action of the Board of Directors amending the Watsco, Inc. Second Amended and Restated 1996 Qualified Employee Stock Purchase Plan to, among other items, increase the amount of shares of Common Stock of the Company reserved for issuance from 800,000 to 900,000 shares.

The combined vote of the Company’s Common Stock and Class B Common Stock was as follows:

For	53,756,316
Against	247,714
Withheld	207,989

Item 5. Other Information

None

20 of 22

Item 6. Exhibits

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

21 of 22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant
and as Principal Financial Officer)

August 9, 2005

22 of 22

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.