Form 10-Q
period 2005-09-30
WATSCO INC
filed 2005-11-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,473,749 shares of the Company’s Common stock ($.50 par value), excluding treasury shares of 5,589,950 and 4,102,647 shares of the Company’s Class B common stock ($.50 par value), excluding treasury shares of 48,263 were outstanding as of October 31, 2005.

WATSCO, INC. AND SUBSIDIARIES

2 of 21

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Quarter and Nine Months Ended September 30, 2005 and 2004

(In thousands, except per share data)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$477,553	$357,366	$1,266,535	$1,008,717
Cost of sales	357,435	264,835	947,467	748,641

Gross profit	120,118	92,531	319,068	260,076
Selling, general and administrative expenses	79,963	65,845	225,989	189,344

Operating income	40,155	26,686	93,079	70,732
Interest expense, net	748	1,184	2,771	3,498

Income before income taxes	39,407	25,502	90,308	67,234
Income taxes	15,060	9,604	34,407	25,320

Net income	$24,347	$15,898	$55,901	$41,914

Earnings per share for Common and Class B common stock:
Basic	$0.94	$0.62	$2.15	$1.65

Diluted	$0.88	$0.59	$2.02	$1.56

Weighted average Common and Class B common shares and equivalent shares used to calculate earnings per share:
Basic	26,030	25,560	26,003	25,443

Diluted	27,777	26,974	27,701	26,848

See accompanying notes to condensed consolidated financial statements.

3 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(In thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,222	$85,144
Accounts receivable, net	205,564	145,213
Inventories	264,273	218,704
Other current assets	8,931	8,638

Total current assets	520,990	457,699

Property and equipment, net	15,901	15,093
Goodwill and intangibles, net	164,478	132,165
Other assets	4,144	3,332

	$705,513	$608,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$10,104	$10,056
Accounts payable	128,253	94,704
Accrued expenses and other current liabilities	53,891	42,399

Total current liabilities	192,248	147,159

Long-term obligations:
Borrowings under revolving credit agreement	30,000	30,000
Long-term notes, net of current portion	10,000	20,000
Other long-term obligations, net of current portion	293	155

Total long-term obligations	40,293	50,155

Deferred income taxes and other liabilities	12,331	8,237

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $.50 par value	14,520	14,293
Class B common stock, $.50 par value	2,077	1,857
Paid-in capital	262,863	238,627
Deferred compensation on restricted stock	(24,179)	(20,943)
Accumulated other comprehensive loss, net of tax	(639)	(1,268)
Retained earnings	281,780	237,342
Treasury stock, at cost	(75,781)	(67,170)

Total shareholders’ equity	460,641	402,738

	$705,513	$608,289

See accompanying notes to condensed consolidated financial statements.

4 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$55,901	$41,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,378	5,362
Amortization of unearned compensation	1,864	661
Provision for doubtful accounts	1,029	764
(Gain) loss on sale of property and equipment	(1,150)	50
(Gain) on sale of available-for-sale securities	(106)	—
Tax benefit from stock-based compensation	6,959	2,224
Other, net	5,729	2,531
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(38,992)	(23,029)
Inventories	(31,001)	(60,509)
Accounts payable and other liabilities	27,645	35,159
Other, net	3	152

Net cash provided by operating activities	32,259	5,279

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(49,480)	(3,105)
Capital expenditures	(4,083)	(3,340)
Proceeds from sale of available-for-sale securities	160	—
Proceeds from sale of property and equipment	1,448	4,876

Net cash used in investing activities	(51,955)	(1,569)

Cash flows from financing activities:
Common and Class B common stock dividends	(11,467)	(7,354)
Repayment of long-term notes	(10,000)	—
Purchase of treasury stock	(8,611)	(836)
Net proceeds from (repayments of) other long-term obligations	186	(113)
Net proceeds from issuances of common stock	6,666	5,510

Net cash used in financing activities	(23,226)	(2,793)

Net (decrease) increase in cash and cash equivalents	(42,922)	917
Cash and cash equivalents at beginning of period	85,144	36,339

Cash and cash equivalents at end of period	$42,222	$37,256

See accompanying notes to condensed consolidated financial statements.

5 of 21

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(In thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2004, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, “Watsco”, which may be referred to as we, us or our) audited consolidated financial statements, and the September 30, 2005 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. We reclassified certain amounts in our condensed consolidated statement of cash flows for the nine months ended September 30, 2004 to conform to the 2005 presentation. These reclassifications had no effect on net income or earnings per share as previously reported. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2004 Annual Report on Form 10-K. All amounts, except for share and per share data, are expressed in thousands of dollars.

The results of operations for the quarter and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by Watsco have historically been seasonal with revenues generally increasing during the period of May through August.

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

2. Cash and Cash Equivalents

All highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents at September 30, 2005 and December 31, 2004 included $28,495 and $11,500, respectively of municipal securities with put options of 35 days or less, which were considered to be cash equivalents for purposes of the condensed consolidated financial statements. No individual municipal security equaled or exceeded 2% of total assets and such securities were investment grade and collateralized by a letter of credit issued by the remarketing agent.

3. Stock-Based Compensation

The intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, is applied in accounting for stock options under fixed plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123,” established preferred accounting and mandatory disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Had compensation cost for the stock-based compensation plans been determined based on

6 of 21

the fair value method at the grant dates for awards under the stock option plans consistent with the method of SFAS No. 123, pro forma net income and earnings per share would be as follows for the quarter and nine months ended September 30, 2005 and 2004:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$24,347	$15,898	$55,901	$41,914
Stock-based compensation expense included in net income, net of tax	401	(38)	1,155	412
Stock-based compensation expense determined under the fair value-based method, net of tax	(756)	(201)	(2,370)	(1,629)

Net income, pro forma	$23,992	$15,659	$54,686	$40,697

Basic earnings per share for Common and Class B common stock:

As reported	$0.94	$0.62	$2.15	$1.65
Pro forma	$0.92	$0.61	$2.10	$1.60

Diluted earnings per share for Common and Class B common stock:

As reported	$0.88	$0.59	$2.02	$1.56
Pro forma	$0.86	$0.58	$1.97	$1.52

4. Earnings per Share

Basic earnings per share of Common and Class B common stock is computed by dividing net income by the weighted-average number of shares outstanding, including any vested restricted shares. Shares included in the basic calculation of earnings per share only include outstanding Common and Class B common stock, as there were no vested restricted shares outstanding. Diluted earnings per share is obtained by dividing net income by the weighted-average outstanding Common and Class B common shares adjusted for the dilutive effects of outstanding stock options and unvested shares of restricted stock using the treasury stock method. The following summarizes the Common and Class B common shares used to calculate earnings per share of Common and Class B common stock including the potentially dilutive impact of stock options and restricted shares, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares for the quarter and nine months ended September 30, 2005 and 2004:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding for Basic earnings per share	26,029,551	25,559,611	26,002,954	25,443,275

Dilutive shares resulting from:
Stock options	1,159,925	998,336	1,149,095	1,003,107
Restricted shares of common stock	587,969	415,936	549,348	401,351

Shares for diluted earnings per share	27,777,445	26,973,883	27,701,397	26,847,733

Diluted earnings per share excluded 8,500 and 30,500 shares for the quarters ended September 30, 2005 and 2004, respectively, and 20,000 and 149,250 shares for the nine months ended September 30, 2005 and 2004, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, no shares for the quarters ended September 30, 2005 and 2004, respectively, and 67,500 and 135,000 shares for the nine months ended September 30, 2005 and 2004, respectively, related to restricted stock were considered anti-dilutive.

7 of 21

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

At September 30, 2005, December 31, 2004 and September 30, 2004, one interest rate swap agreement was in effect with a notional value of $30,000 maturing in 2007. The swap agreement exchanges the variable rate of 90-day LIBOR to fixed interest rate payments of 6.25%. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required for hedge ineffectiveness during the quarters and nine months ended September 30, 2005 or 2004. The negative fair value of the derivative financial instrument was $1,223 and $2,471 at September 30, 2005 and December 31, 2004, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the accompanying condensed consolidated balance sheets.

At September 30, 2005 and December 31, 2004, $639, net of deferred tax benefits of $393, and $1,344, net of deferred tax benefits of $829, respectively, was recorded in accumulated other comprehensive loss (“OCL”) associated with the cash flow hedge. During the nine months ended September 30, 2005 and 2004, we recognized a net decrease in unrealized losses in OCL relating to the cash flow hedge of $705, net of income tax expense of $434, and $546, net of income tax expense of $330, respectively. During the quarters ended September 30, 2005 and 2004, we recognized a net decrease in unrealized losses in OCL of $304, net of income tax expense of $187, and an increase in unrealized losses in OCL of $92, net of income tax benefit of $56, respectively, associated with the cash flow hedge.

The net change in OCL during the quarters and nine months ended September 30, 2005 and 2004, reflected the reclassification of $130, net of income tax benefit of $80, $244, net of income tax benefit of $148, $450, net of income tax benefit of $277, and $727, net of income tax benefit of $439, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a quarterly basis as interest payments occur. As of September 30, 2005, approximately $500 in unrealized losses on the derivative instrument accumulated in OCL is expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (4.62% at September 30, 2005).

8 of 21

6. Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized losses on available-for-sale securities and the effective portion of a cash flow hedge as further discussed in Note 5 to the condensed consolidated financial statements. The components of comprehensive income for the quarter and nine months ended September 30, 2005 and 2004, respectively, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$24,347	$15,898	$55,901	$41,914
Changes in unrealized gains on available-for-sale securities arising during the period, net of income tax benefit of $0, $2, $6 and $20, respectively	—	(4)	(10)	(33)
Less: reclassification adjustment for net securities gains realized in net income, net of income tax expense of $0, $0, $40 and $0, respectively	—	—	(66)	—
Net changes in unrealized losses on derivative instrument, net of income tax (expense) benefit of $(187), $56, $(434) and $(330), respectively	304	(92)	705	546

Comprehensive income	$24,651	$15,802	$56,530	$42,427

7. Acquisitions

On January 3, 2005, Watsco acquired East Coast Metal Distributors, Inc. (“East Coast”), one of the nation’s largest distributors of air conditioning and heating products, with 27 locations in North Carolina, South Carolina, Georgia, Virginia and Tennessee, for cash consideration of approximately $49,480, net of cash acquired, and the issuance of 145,536 shares of unregistered common stock having a fair value of approximately $4,500.

In accordance with SFAS No. 141, “Business Combinations,” we applied the purchase method of accounting to record this transaction. The preliminary purchase price allocation for the acquisition is as follows:

Accounts receivable	$22,388
Inventories	14,568
Other current assets	561
Property and equipment	1,348
Goodwill and intangibles	32,365
Other assets	675
Accounts payable and accrued expenses	(17,925)
Fair value of common stock issued	(4,500)

Cash used in acquisition, net of cash acquired	$49,480

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

The results of operations of these acquired locations have been included in the condensed consolidated financial statements from their respective dates of acquisition. The proforma effects of these acquisitions were not deemed material to the condensed consolidated financial statements for the quarter and nine months ended September 30, 2004.

8. Shareholders’ Equity

Dividends Declared

The Board of Directors of Watsco declared cash dividends on Common and Class B common stock of $.14 per share, $.10 per share, $.42 per share and $.28 per share for the quarters and nine months ended

9 of 21

September 30, 2005 and 2004, respectively. In October, 2005, Watsco’s Board of Directors approved an increase in the quarterly cash dividend to $.20 per share from $.14 per share of Common and Class B common stock.

Stock Options Exercised

During the quarters and nine months ended September 30, 2005 and 2004, 316,900, 202,200, 469,609 and 374,313, respectively, of stock options were exercised for Watsco Common and Class B common stock, for which we received proceeds of $2,919, $2,468, $4,938 and $4,618, respectively. During 2005 and 2004, 115,614 shares of Watsco common stock with an aggregate market value of $5,812 and 7,836 shares of Watsco common stock with an aggregate market value of $236, respectively, were delivered as payment for stock option exercises and related tax withholding.

Employee Stock Purchase Plan

During the quarters and nine months ended September 30, 2005 and 2004, 8,915, 6,054, 56,884 and 46,976 shares of Watsco common stock were issued under an employee stock purchase plan, respectively, for which we received net proceeds of $328, $124, $1,728 and $892, respectively.

Restricted Stock Awards

No shares of restricted common stock were granted under the 2001 Incentive Compensation Plan (the “Plan”) during the quarters ended September 30, 2005 and 2004. During the nine months ended September 30, 2005 and 2004, we recorded deferred compensation of $5,165 and $4,009 associated with the issuance of 130,000 and 140,000 shares of restricted common stock, respectively, under the Plan. During the quarters and nine months ended September 30, 2005 and 2004, 5,000, 75,000, 5,000 and 80,000 shares of restricted common stock, respectively, were forfeited. In addition, during the nine months ended September 30, 2005, Watsco issued 184,552 of restricted Class B common stock under the Plan related to an executive compensation agreement.

9. Segment Reporting

Watsco has two reportable business segments: the distribution of HVAC equipment and related parts and supplies (“Distribution”) segment and a temporary staffing and personnel staffing services business (“Staffing”) segment. The Distribution segment has similar products, customers, marketing strategies and operations. The operating segments are managed separately because each offers distinct products and services. Segment data for the quarter and nine months ended September 30, 2005 and 2004 is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Distribution	$470,996	$351,886	$1,249,060	$994,065
Staffing	6,720	5,700	18,190	15,318
Elimination of intersegment Staffing revenues	(163)	(220)	(715)	(666)

Revenues from external customers	$477,553	$357,366	$1,266,535	$1,008,717

Operating Income (Loss):
Distribution	$44,815	$31,154	$106,229	$83,751
Staffing	160	211	449	75
Corporate expenses	(4,820)	(4,679)	(13,599)	(13,094)

	$40,155	$26,686	$93,079	$70,732

10. Commitments and Contingencies

Litigation, Claims and Assessments

We are involved in litigation incidental to the operation of our business and we vigorously defend all matters in which Watsco or its subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect us. Although the

10 of 21

adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, in our opinion, the ultimate liability associated with any claims or litigation in which Watsco or its subsidiaries are involved will not materially affect our financial condition or results of operations.

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance programs and for select subsidiaries’ health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At September 30, 2005, $4,330 of reserves was established related to such insurance programs versus $3,413 at December 31, 2004.

Minimum Royalty Payments

We are obligated under a licensing agreement with Whirlpool Corporation (“Whirlpool”) to make minimum annual royalty payments of $1,000 through 2011. In April 2005, Whirlpool and Watsco amended the licensing agreement, whereby if certain revenue targets are not met in 2005 or 2006, either party may terminate the licensing agreement.

Non-Cancelable Purchase Commitments

At September 30, 2005, we were obligated under non-cancelable purchase orders for the purchase of inventory from our vendors in the amount of $63,185. Such purchase orders were placed in the ordinary course of business.

11. New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 (December 31, 2005, for calendar-year companies). Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. We do not expect the adoption of SFAS No. 153 to have a material impact on our consolidated financial statements.

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

11 of 21

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

In June 2005, the Emerging Issues Task Force issued Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF No. 05-6”). This accounting guidance states that leasehold improvements that are placed in service significantly after, and not contemplated at or near, the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The application of EITF No. 05-6 to leasehold improvements that are purchased or acquired was required for reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco”, which may be referred to as we, us or our) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. Watsco has two business segments – the HVAC distribution (“Distribution”) segment, which accounted for 99% of revenues for the quarter and nine months ended September 30, 2005, and a temporary staffing and permanent placement services (“Staffing”) segment.

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

Critical Accounting Policies

Management’s discussion and analysis of Watsco’s financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of

12 of 21

contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. At least quarterly, management reevaluates its judgments and estimates which are based on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances.

Our significant accounting policies are discussed in Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 16, 2005. Management believes that the following accounting policies include a higher degree of judgment and/or complexity and, thus, are considered to be critical accounting policies. Management has discussed the development and selection of critical accounting policies with Watsco’s Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosures relating to them. We believe that there have been no significant changes during the quarter and nine months ended September 30, 2005 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

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

The allowance for doubtful accounts was $2.6 million and $2.3 million at September 30, 2005 and December 31, 2004, respectively, an increase of $.3 million. The increase from December 31, 2004 is primarily due to the acquisition of East Coast Metal Distributors, Inc. (“East Coast”) in the first quarter of 2005.

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

Inventory reserves of $4.4 million and $2.0 million at September 30, 2005 and December 31, 2004, respectively, have been established. The increase in inventory reserves is primarily due to the reserves for estimated inventory shrinkage, which are established during the course of the year and reconciled following a physical count of inventories prior to the end of the year. Inventory reserves also increased due to the addition of East Coast and the impact of higher amounts of excess and slow-moving inventory on hand at September 30, 2005. Inventory reserves are affected by a number of factors, including general economic conditions and other factors affecting demand as well as the effectiveness of the inventory management process for controlling inventory shrinkage. In the event the estimates differ from actual results, inventory-related reserves may be adjusted and could materially impact the condensed consolidated results of operations.

13 of 21

Goodwill and Intangibles

The recoverability of goodwill and intangibles for impairment is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount of goodwill and intangibles may not be recoverable. The identification and measurement of impairment involves the estimation of the fair value of reporting segments and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of the reporting segments are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions.

On January 1, 2005, the annual impairment tests were performed and it was determined there was no impairment. No factors have developed since the last impairment tests that would indicate that the carrying value of goodwill and intangibles may not be recoverable. The carrying amount of goodwill and intangibles at September 30, 2005 was $164.5 million, consisting of $160.9 million attributable to the Distribution segment and $3.6 million attributable to the Staffing segment. Although no impairment has been recorded to date, there can be no assurances that future impairments will not occur. An adjustment to the carrying value of goodwill and intangibles could materially impact the condensed consolidated results of operations.

Self-Insurance Reserves

Self-insurance reserves are maintained relative to company-wide casualty insurance programs and select subsidiaries’ health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At September 30, 2005, approximately $4.3 million of reserves were established related to such insurance programs versus $3.4 million at December 31, 2004. The increase in the self-insurance reserves reflects the addition of East Coast and the addition of the 2005 policy year.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The use of estimates by management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. A valuation allowance of $.4 million has been recorded at September 30, 2005 and December 31, 2004 due to uncertainties related to the ability to utilize a portion of the deferred tax assets primarily arising from state net operating loss carryforwards. The valuation allowance is based on estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. These estimates can be affected by a number of factors, including possible tax audits, general economic conditions or competitive pressures that could affect future taxable income. Although management believes that the estimates discussed above are reasonable, the deferred tax asset and any related valuation allowance will need to be adjusted if management’s estimates of future taxable income differ from actual taxable income. An adjustment to the deferred tax asset and any related valuation allowance could materially impact the condensed consolidated results of operations.

14 of 21

Results of Operations

The following table presents information derived from the condensed consolidated statements of income expressed as a percentage of revenues for the quarters and nine months ended September 30, 2005 and 2004:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.8	74.1	74.8	74.2

Gross profit	25.2	25.9	25.2	25.8
Selling, general and administrative expenses	16.8	18.4	17.9	18.8

Operating income	8.4	7.5	7.3	7.0
Interest expense, net	(0.2)	(0.3)	(0.2)	(0.3)
Income taxes	(3.1)	(2.7)	(2.7)	(2.5)

Net income	5.1%	4.5%	4.4%	4.2%

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

QUARTER ENDED SEPTEMBER 30, 2005 VS. QUARTER ENDED SEPTEMBER 30, 2004

Revenues for the quarter ended September 30, 2005 increased $120.2 million, or 34%, compared to the same period in 2004, including a $61.4 million contribution from locations acquired and opened during 2005 offset by $.5 million from closed locations. On a same-store basis, revenues increased $59.3 million, or 17%, over the same period in 2004, reflecting strong seasonal market conditions for the replacement of residential and light-commercial HVAC products.

Gross profit for the quarter ended September 30, 2005 increased $27.6 million, or 30%, compared to the same period in 2004, primarily as a result of increased revenues. Gross profit margin decreased 70 basis-points to 25.2% versus 25.9% for the same period in 2004. The decrease primarily results from the addition of East Coast as well as a shift in product mix during the quarter to a higher proportion of HVAC equipment versus non-equipment products. On a same-store basis, gross profit increased $13.8 million, or 15%, over the same period in 2004.

Selling, general and administrative expenses as a percent of revenues for the quarter ended September 30, 2005 decreased to 16.8% from 18.4% for the same period in 2004, from leveraging of fixed operating costs. Selling, general and administrative expenses for the quarter ended September 30, 2005 increased $14.1 million, or 21%, compared to the same period in 2004, primarily due to the addition of East Coast. On a same-store basis, selling, general and administrative expenses were up 7% compared to the same period in 2004 primarily due to increases in certain variable expense items from higher revenues.

Net interest expense for the quarter ended September 30, 2005 decreased $.4 million, or 37%, compared to the same period in 2004, primarily due to lower outstanding borrowings and a lower effective interest rate during the quarter.

The effective tax rate was 38.1% for the quarter ended September 30, 2005 and 37.7% for the quarter ended September 30, 2004. The increase is primarily due to higher effective state tax rates associated with a higher level of earnings.

Net income for the quarter ended September 30, 2005 increased $8.4 million, or 53%, compared to the same period in 2004. The increase in net income was primarily driven by the higher revenues as well as by the lower levels of selling, general and administrative expenses as a percent of revenues and decreased net interest expense discussed above.

15 of 21

NINE MONTHS ENDED SEPTEMBER 30, 2005 VS. NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues for the nine months ended September 30, 2005 increased $257.8 million, or 26%, over the same period in 2004, including a $167.1 million contribution from locations acquired and opened during 2005 offset by $.9 million from closed locations. On a same-store basis, revenues increased $91.7 million, or 9%, over the same period in 2004.

Gross profit for the nine months ended September 30, 2005 increased $59.0 million, or 23%, compared to the same period in 2004, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2005 decreased 60 basis-points to 25.2% versus 25.8% for the same period in 2004, primarily due to the addition of East Coast and lower margins on certain commodity-based products. On a same-store basis, gross profit increased $21.6 million, or 8%, over the same period in 2004.

Selling, general and administrative expenses as a percent of revenues for the nine months ended September 30, 2005 decreased to 17.9% from 18.8% for the same period in 2004, from leveraging of fixed operating costs. Selling, general and administrative expenses for the nine months ended September 30, 2005 increased $36.6 million, or 19%, compared to the same period in 2004, primarily due to the addition of East Coast. On a same-store basis, selling, general and administrative expenses were up 5% compared to the same period in 2004 primarily due to increases in certain variable expense items from higher revenues.

Net interest expense for the nine months ended September 30, 2005 decreased $.7 million, or 21%, compared to the same period in 2004, primarily due to lower outstanding borrowings and a lower effective interest rate during the period.

The effective tax rate was 38.1% for the nine months ended September 30, 2005 and 37.7% for the nine months ended September 30, 2004. The increase is primarily due to higher effective state tax rates associated with a higher level of earnings.

Net income for the nine months ended September 30, 2005 increased $14.0 million, or 33%, compared to the same period in 2004. The increase in net income was primarily driven by the higher revenues as well as by the lower levels of selling, general and administrative expenses as a percent of revenues and decreased net interest expense discussed above.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities and take into consideration the seasonal demand of HVAC products, which peak in the months of May through August. Significant factors affecting liquidity include cash flows generated from operating activities, the adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms, capital expenditures, acquisitions, the timing and extent of common stock repurchases and dividend policy.

Watsco maintains a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $100.0 million, expiring in December 2009. Borrowings are used to fund seasonal working capital needs, for other general corporate purposes, including acquisitions and issuance of letters of credit. Borrowings bear interest at primarily LIBOR-based rates plus a spread that is dependent upon Watsco’s financial performance (LIBOR plus .625% at September 30, 2005 and December 31, 2004). A variable commitment fee is paid on the unused portion of the credit line (.15% at September 30, 2005 and December 31, 2004). At September 30, 2005 and December 31, 2004, $30.0 million was outstanding under the revolving credit agreement.

A $125.0 million unsecured private placement shelf facility is also maintained as a source of borrowings. The uncommitted shelf facility provides long-term, fixed-rate financing through December 2007 as a

16 of 21

complement to the variable rate borrowings available under the revolving credit agreement. $20.0 million and $30.0 million, respectively, of Senior Series A Notes (“Notes”) were outstanding at September 30, 2005 and December 31, 2004 under the facility bearing interest at 7.07%. The Notes will be repaid in equal installments of $10.0 million on April 9, 2006 and April 9, 2007. Accordingly, $10.0 million is classified as “current” in the condensed consolidated balance sheet at September 30, 2005. Interest is paid on a quarterly basis. The Notes may be redeemed prior to maturity subject to a redemption premium and other restrictions.

Both the revolving credit agreement and the private placement shelf facility contain customary affirmative and negative covenants including certain financial covenants with respect to consolidated leverage, interest and debt coverage ratios and limit capital expenditures, dividends and share repurchases in addition to other restrictions. Management believes Watsco is in compliance with all covenants and financial ratios at September 30, 2005.

At September 30, 2005 and December 31, 2004, one interest rate swap agreement was in effect with a notional value of $30.0 million to manage the net exposure to interest rate changes related to $30.0 million of borrowings under the revolving credit agreement. The interest rate swap agreement, which expires in October 2007, effectively converts the LIBOR-based variable rate borrowings into fixed rate borrowings. Developments in the capital markets are continuously monitored and swap transactions are entered into solely with established counterparties having investment grade ratings. See Note 5 to the condensed consolidated financial statements and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of Watsco’s December 31, 2004 Annual Report on Form 10-K for further information.

Working capital increased to $328.7 million at September 30, 2005 from $310.5 million at December 31, 2004, primarily due to higher accounts receivable driven by increased sales volume and our buildup of inventory, offset by the related increase in accounts payable and accrued liabilities. The increase in working capital was primarily funded by cash on hand.

Net cash provided by operating activities was $32.3 million for the nine months ended September 30, 2005, compared to net cash provided by operating activities of $5.3 million for the same period in 2004. This increase in the level of cash provided by operations was primarily due to higher net income year over year and lesser build-up in inventories at September 30, 2005.

Net cash used in investing activities increased to $52.0 million for the nine months ended September 30, 2005 from $1.6 million for the same period in 2004 primarily due to Watsco’s acquisition of East Coast for cash consideration of approximately $49.5 million.

Net cash used in financing activities increased to $23.2 million for the nine months ended September 30, 2005 from $2.8 million for the same period in 2004. This increase is primarily due to the $10.0 million repayment of Notes, an increase in stock repurchases and dividends paid, partially offset by higher proceeds received from the exercise of stock options and from purchases under the employee stock purchase plan.

Cash dividends of 42 cents and 28 cents per share of Common and Class B common stock were paid during the nine months ended September 30, 2005 and 2004, respectively. On October 3, 2005, Watsco’s Board of Directors approved an increase in the quarterly cash dividend to 20 cents per share from 14 cents per share of Common and Class B common stock. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under debt agreements, future prospects and other factors deemed relevant by Watsco’s Board of Directors.

We believe there is adequate availability of capital from operations and current credit facilities to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of September 30, 2005, we had $42.2 million of cash and cash equivalents, $61.4 million of additional borrowing capacity under the revolving credit agreement and $105.0 million available under the private placement shelf facility (subject to certain borrowing limitations) to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities if required.

17 of 21

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Senior Vice President and Chief Financial Officer have performed an evaluation of Watsco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2005, and, based upon such evaluation, each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

18 of 21

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, Watsco’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation incidental to the operation of our business and we vigorously defend all matters in which Watsco or its subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect us. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, in our opinion, the ultimate liability associated with any claims or litigation in which Watsco or its subsidiaries are involved will not materially affect our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information for the quarter ended September 30, 2005 with respect to any purchase made by or on behalf of Watsco or any affiliated purchaser of shares of any class of Watsco equity securities.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (at end of period)(1)
July 1 – 31, 2005	—	—	—	1,891,787

August 1 – 31, 2005	30,000	$45.95	30,000	1,861,787

September 1 – 30, 2005	—	—	—	1,861,787

Total	30,000	$45.95	30,000	1,861,787

(1)	Watsco’s Board of Directors has authorized the repurchase (originally adopted in September 1999), at management’s discretion, of 7.5 million shares of common stock to be repurchased in the open market or via private transactions. Through September 30, 2005, 5.6 million shares of Common and Class B common stock have been repurchased at a cost of $75.8 million since the inception of the program. The remaining 1.9 million shares authorized for repurchase are subject to certain restrictions included in the debt agreements.

This table excludes 115,614 shares of common stock that were surrendered during the quarter ended September 30, 2005 in connection with the payment of the exercise price and related tax withholding for the exercise of stock options.

19 of 21

Working Capital Restrictions and Limitations upon Payment of Dividends

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained herein for a description of working capital restrictions and limitations upon the payment of dividends.

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None

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

November 9, 2005

21 of 21

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