Form 10-K
period 2005-12-31
WATSCO INC
filed 2006-03-16
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

(Address of principal executive offices, including zip code)

(305) 714-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.50 par value	New York Stock Exchange
Class B common stock, $.50 par value	American Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $991 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number all executive officers and directors of the registrant as of June 30, 2005 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares of common stock outstanding as of February 28, 2006 was 24,178,005 shares of Common stock, excluding treasury shares of 5,795,650, and 3,550,549 shares of Class B common stock, excluding treasury shares of 48,263.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2005, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A).

WATSCO, INC.

Index to Annual Report

on Form 10-K

Year Ended December 31, 2005

PART I

ITEM 1. BUSINESS

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco”, which may be referred to as we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating, and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. We have two business segments – the HVAC distribution (“Distribution”) segment, which accounted for 99% of 2005 consolidated revenues and presently operates from 356 locations in 31 states, and a temporary staffing and permanent placement services (“Staffing”) segment, which accounted for 1% of 2005 consolidated revenues. Our revenues have increased from $80 million in 1989 to over $1.68 billion in 2005 via a strategy of acquiring companies with established market positions and subsequently building revenue and profit growth from a combination of adding locations, products, services and other initiatives.

Our principal executive offices are located at 2665 South Bayshore Drive, Suite 901, Coconut Grove, Florida 33133, and our telephone number is (305) 714-4100. Our website address on the Internet is www.watsco.com and e-mails may be sent to info@watsco.com.

Residential Central Air Conditioning, Heating and Refrigeration Industry

The HVAC distribution industry is highly fragmented with over 1,300 distribution companies. The industry is well-established having its primary period of growth during the post-World War II era with the advent of affordable central air conditioning and heating systems for residential applications.

According to data published by the Air Conditioning and Refrigeration Institute (“ARI”) and Gas Appliance Manufacturers Association, the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the United States is approximately $26 billion with unitary equipment shipments having grown at a compounded annual rate of 5.4% since 1995. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Corporation (“Carrier”), a subsidiary of United Technologies Corporation, Goodman Manufacturing Corporation (“Goodman”), Rheem Manufacturing Company (“Rheem”), American Standard Companies Inc. (“American Standard”), York International Corporation (“York”), a subsidiary of Johnson Controls, Inc., Lennox International, Inc. (“Lennox”) and Nordyne Corporation (“Nordyne”), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for the consumer.

Residential central air conditioning and heating equipment is sold to both the replacement and the homebuilding markets. The replacement market has increased substantially in size and importance over the past several years as a result of the aging of the installed base of residential central air conditioners and furnaces, the introduction of new energy efficient models, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products and the consumers’ overall unwillingness to live without air conditioning or heating products. According to industry data, over 100 million central air conditioning units and furnaces have been installed in the United States in the past 20 years. Many units installed during this period have reached the end of their useful lives, thus providing a growing and substantial replacement market. The mechanical life of central air conditioning and furnaces varies by geographical region due to usage and is estimated to range from 8 to 20 years.

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

Strategy in Existing Markets

Our strategy for growth in existing markets focuses on customer service and product expansion to satisfy the needs of the higher growth, higher margin replacement market, where customers generally demand immediate, convenient and reliable service. In response to this need, our focus is to (i) offer broad product lines, including the necessary equipment, parts and supplies to enable a contractor to install or repair a central air conditioner, furnace or refrigeration system, (ii) maintain multiple warehouse locations for increased customer convenience, (iii) maintain well-stocked inventories to ensure that customer orders are filled in a timely manner, (iv) provide a high degree of technical expertise at the point of sale and (v) develop and implement technological strategies to further enhance customer service capabilities. We believe these concepts provide a competitive advantage over smaller, less-capitalized competitors who are unable to commit resources to open additional locations, implement technological business solutions, provide the same variety of products, maintain the same inventory levels or attract the wide range of expertise that is required to support a diverse product offering. We also believe that in some geographic areas we have a competitive advantage over factory-operated distributor networks who typically do not maintain as diversified inventories of parts and supplies and whose fewer number of warehouse locations make it more difficult to meet the time-sensitive demands of the replacement market.

In addition to the replacement market, we sell to the homebuilding market, including both traditional site-built homes and manufactured housing. We believe our reputation for reliable, high-quality service and relationships with contractors, who may serve both the replacement and new construction markets, allow us to compete effectively in these markets.

Acquisition Strategy

Our acquisition strategy is focused on acquiring businesses that complement our current presence in existing markets or establishing a presence in new markets. Since 1989, we have acquired 47 HVAC distribution businesses, 6 of which currently operate as primary operating subsidiaries. The other smaller distributors acquired have been integrated into or are under the management of the primary operating subsidiaries. We continue to pursue additional strategic acquisitions to allow further penetration in existing markets and expand into new geographic markets.

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

We have also introduced private-label products as a means to obtain market share and grow revenues. Historically, the ability to expand product offerings of HVAC equipment was dependent on the granting of distribution rights by the industry’s major manufacturers. In 1999, the “Grandaire” brand was created and introduced as our first private-label brand of equipment, positioned as a value-oriented brand. Grandaire-brand equipment, manufactured by Nordyne and Rheem, is currently being distributed from 168 locations in the United States. We have also entered into a ten-year exclusive licensing arrangement with Whirlpool Corporation (the “Whirlpool Licensing Agreement”), the nation’s leading manufacturer of appliances, for a line of Whirlpool®-branded HVAC equipment, which was introduced in 2003 and targeted at both the residential replacement and new homebuilding markets. The line of Whirlpool®-branded HVAC equipment, manufactured by Lennox, is presently offered at 133 locations. We believe that the private-label brand products complement the existing offerings at the selected locations based on their particular market position, price-point and customer needs.

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

A specialized functional support staff is maintained at our corporate headquarters to support the subsidiaries’ strategies for growth in their respective markets. Such functional support includes specialists in finance, accounting, product procurement, treasury and working capital management, tax planning, risk management and safety. Certain general and administrative expenses are targeted for cost savings that leverage the overall business volume and improve operating efficiencies.

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

DESCRIPTION OF BUSINESS

Distribution Segment

Products

Watsco sells an expansive line of products and maintains a diverse mix of inventory to meet its customers’ immediate needs and seeks to provide products a contractor would generally require when installing or repairing a central air conditioner, furnace or refrigeration system. The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space. The products we distribute consist of: (i) equipment, including residential central air conditioners ranging from 1-1/2 to 5 tons, light commercial air conditioners ranging up to 20 tons, gas, electric and oil furnaces ranging from 50,000 to 150,000 BTUs, commercial air conditioning and heating equipment and systems ranging from 5 to 25 tons, and other specialized equipment; (ii) parts, including replacement compressors, evaporator coils, motors and other component parts; and (iii) supplies, including thermostats, insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives and other ancillary supplies.

Sales of air conditioning and heating equipment accounted for approximately 52%, 51% and 50% of revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Sales of parts and supplies (currently sourced from over 1,500 vendors) comprised 47%, 47% and 48% of revenues for such periods, respectively.

Distribution and Sales

We currently operate from 356 locations, most of which are located in regions that we believe have favorable demographic trends. We maintain large inventories at each warehouse location, which is accomplished by transporting inventory between locations daily and either directly delivering products to customers using one of our 806 trucks or by making products available for pick-up at the location nearest to the customer. Watsco has approximately 397 commissioned salespeople, averaging 11 years or more of experience in the air conditioning, heating and refrigeration distribution industry.

Markets

Watsco’s network serves 31 states from these 356 locations. Primary markets include (the number of locations in the state are in parentheses): Florida (71), Texas (66), Georgia (32), California (29), North Carolina (26), South Carolina (23), Tennessee (17), Alabama (11), Virginia (11) and Louisiana (10). Locations also reside in Arizona, Massachusetts, Mississippi, Arkansas, Missouri, Kansas, Oklahoma, Iowa, Kentucky, Maine, New Hampshire, New York, South Dakota, Connecticut, Maryland, Nebraska, Nevada, New Jersey, North Dakota, Rhode Island and Vermont. Products are sold on an export-only basis to portions of Latin America and the Caribbean Basin. Export sales are less than 1% of total revenues.

Customers and Customer Service

We sell to contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems and we currently serve over 38,000 customers. No single customer in 2005, 2004 or 2003 represented more than 2% of consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at the locations. Increased customer convenience is also provided through e-commerce, which allows customers to access information on-line 24 hours a day, 7 days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. We believe we successfully compete with other distributors primarily on the basis of an experienced sales organization, strong service support, high quality reputation and broad product lines.

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

Approximately 48%, 45% and 44% of purchases in 2005, 2004 and 2003, respectively, were made from the seven key equipment suppliers. The largest supplier accounted for 17%, 17% and 15% of all purchases made in 2005, 2004 and 2003, respectively. A significant interruption in the delivery of these products could impair our ability to continue to maintain current inventory levels and could adversely affect our financial results. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. We believe that sales of other complementary equipment products and continued emphasis to expand sales of parts and supplies are mitigating factors against such risks.

Distribution Agreements

Distribution agreements have been executed with each of the seven key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment.

Seasonality

Sales of residential central air conditioners, heating equipment and parts and supplies have historically been seasonal. See “Business Risk Factors” in Item 1A.

Competition

We operate in highly competitive environments. See “Business Risk Factors” in Item 1A.

Staffing Segment

Watsco’s Staffing segment consists of Dunhill Staffing Systems, Inc. and its subsidiaries (“Dunhill”). Dunhill was founded in 1952. Through company-owned, licensed and franchised offices, Dunhill provides temporary staffing and permanent placement services to businesses (including the Distribution segment), professional and service organizations, government agencies, health care providers and other employers. Dunhill’s operations primarily consist of ten company-owned and nine licensed temporary staffing offices, as well as 56 franchised permanent placement offices and two franchised temporary staffing offices. Dunhill’s franchisees operate their businesses autonomously within the framework of Dunhill’s policies and standards and recruit, employ and pay their own employees, including temporary employees. Dunhill’s permanent placement division recruits primarily middle management, sales, technical, administrative and support personnel for permanent employment in a wide variety of industries and positions.

Employees

There were approximately 3,200 employees as of December 31, 2005, substantially all of which are non-union employees and relations with employees are good.

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

Our industry and business is also subject to a Department of Energy mandate that requires, effective January 23, 2006, that our key equipment suppliers manufacture products with a higher standard of energy efficiency. Prior to January 23, 2006, the minimum standard for energy efficiency as measured by industry guidelines was 10 SEER (seasonal energy efficiency rating, the metric used to measure energy efficiency). On the effective date, the new standard increased the minimum allowed efficiency to 13 SEER (a 30% improvement in efficiency). The transition of products from the current standard to the new standard is currently taking place as 13 SEER products are being introduced during the first quarter of 2006 and are expected to be fully available during the second quarter of 2006. Although the new standard does not prohibit our sale or our customers’ installation of products below 13 SEER efficiency after such date (only the production), our successful transition to the new standard is subject to timely product availability from our key equipment suppliers that conform with the mandate at competitive prices, terms and conditions.

Non-U.S. Operations

All of our operations are within the United States. We do not have any international operations. Export sales are less than 1% of total revenues.

ADDITIONAL INFORMATION

Filings with the Securities and Exchange Commission

As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission (“SEC”). These reports are required by the Securities Exchange Act of 1934 and include, but are not limited to:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K; and

•	proxy statements on Schedule 14A.

The public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically.

Our Internet website address is www.watsco.com. We make available free of charge on or through the website our SEC filings as soon as reasonably practicable after the materials are electronically filed with the SEC. Other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, are also available including the proxy statements and reports filed by officers and directors under Section 16(a) of that Act. These reports may be found on the website by selecting the option entitled “SEC FILINGS” under the “INVESTOR RELATIONS” area of the website. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Corporate Governance

An “Employee Code of Business Ethics and Conduct” is maintained that is applicable to all employees and additionally a “Code of Conduct for Senior Executives” that is applicable to members of the Board of Directors, executive officers and senior operating and financial personnel. These codes require continued observance of high ethical standards such as honesty, integrity and compliance with laws. These codes are publicly available on the website by selecting the option entitled “CODE OF CONDUCT” under the “CAREERS” area of the website. These materials may also be requested in print by writing to Watsco, Inc., Investor Relations, 2665 South Bayshore Drive, Suite 901, Coconut Grove, FL 33133.

ITEM 1A. RISK FACTORS

Business Risk Factors

Supplier Concentration

We maintain distribution agreements with the key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment. Purchases from these suppliers comprised 48% of all purchases made in 2005 with the largest supplier accounting for 17% of all purchases made in 2005. Any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. Future results of operations are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards.

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

Temporary Staffing Services

The Staffing segment (representing 1% of revenues in 2005) derives 92% of its revenues from temporary staffing services, which are sensitive to changes in the level of economic activity. Significant declines in demand for temporary staffing services would negatively impact the Staffing segment’s operating results and could impact underlying asset carrying values.

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

Goodwill and Intangibles

At December 31, 2005, goodwill and intangibles represented approximately 24% of total assets. Goodwill and indefinite life intangibles are no longer amortized and are subject to impairment testing at least annually using a fair value based approach. The identification and measurement of impairment involves the estimation of the fair value of reporting units. Accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions.

The recoverability of goodwill and indefinite life intangibles is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount of goodwill and indefinite life intangibles may not be recoverable. The operating results of the Staffing segment have been negatively impacted by lower demand for services during the past five years. Significant cost-savings measures have been executed in response to the business environment. Should the Staffing segment’s operating results materially deteriorate, an impairment charge may be necessary to the extent that the implied fair value of goodwill is less than the carrying value. Although no impairment has been recorded to date, there can be no assurances that future impairments will not occur.

Control by Existing Shareholder

As of December 31, 2005, Albert H. Nahmad, Watsco’s Chairman and Chief Executive Officer, and a limited partnership controlled by him, collectively had beneficial ownership of approximately 57% of the combined voting power of the outstanding Common stock and Class B common stock. Based on Mr. Nahmad’s stock ownership and the stock ownership of the limited partnership controlled by him, Mr. Nahmad has the voting power to elect all but three members of the nine-person Board of Directors and to control most corporate actions requiring shareholder approval.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on Watsco or its business or operations. A discussion of certain of these risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in the Watsco’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of

Operations,” which section has been incorporated in the Form 10-K by reference. Forward-looking statements speak only as of the date the statement was made. Watsco assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main properties include warehousing and distribution facilities, trucks and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2005, the Distribution segment operated 352 warehousing and distribution facilities across 31 states in the United States having approximately 6.8 million square feet of space in the aggregate of which approximately 6.5 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are generally sufficient to meet our present operating needs.

Trucks

At December 31, 2005, the Distribution segment operated 806 ground transport vehicles, including delivery and pick-up trucks, vans and tractors. Of this number, 442 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.

Administrative and Other Properties and Facilities

Senior management and a functional support staff is located at Watsco’s corporate headquarters in Coconut Grove, Florida in approximately 6,000 square feet of leased space. The Staffing segment operates from 11 locations, with an aggregate of approximately 24,000 square feet, all of which are leased. The majority of these leases are for terms of 3 to 5 years.

During 2005, our capital expenditures were $7.3 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Page 47 of the 2005 Annual Report contains “Information on Common Stock,” which identifies the market on which Watsco’s common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 2005 and 2004, and is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information for the quarter ended December 31, 2005 with respect to any purchase made by or on behalf of Watsco or any affiliated purchaser of shares of any class of Watsco equity securities.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (at end of period)(1)
October 1 – 31, 2005	—	—	—	1,861,787

November 1 – 30, 2005	—	—	—	1,861,787

December 1 – 31, 2005	152,400	$59.75	152,400	1,709,387

Total	152,400	$59.75	152,400	1,709,387

(1)	Watsco’s Board of Directors has authorized the repurchase (originally adopted in September 1999), at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Through December 31, 2005, 5.8 million shares of Common and Class B common stock have been repurchased at a cost of $85.0 million since the inception of the program. The remaining 1.7 million shares authorized for repurchase are subject to certain restrictions included in the debt agreements.

Recent Sales of Unregistered Securities

No sales of unregistered securities were made during the fourth quarter of the year ended December 31, 2005.

Dividends

Cash dividends of 62 cents, 38 cents and 20 cents per share of Common stock and Class B common stock were paid in 2005, 2004 and 2003, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under the debt agreements, future prospects and other factors deemed relevant by Watsco’s Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

Page 48 of the 2005 Annual Report contains “Selected Consolidated Financial Data” and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 8 through 18 of the 2005 Annual Report contain “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Page 15 of the 2005 Annual Report contains “Quantitative and Qualitative Disclosures About Market Risk” and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 20, 21 and 23 through 45 of the 2005 Annual Report contain the 2005 and 2004 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, together with the reports thereon (for the applicable periods covered by their reports) of Grant Thornton LLP dated March 15, 2006 and Ernst & Young LLP dated March 14, 2005, and are incorporated herein by reference.

Page 46 of the 2005 Annual Report contains “Selected Quarterly Financial Data” for 2005 and 2004 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years. On August 18, 2005, the Board of Directors of the Company and its Audit Committee dismissed Ernst & Young LLP as the Company’s independent registered public accounting firm and engaged Grant Thornton LLP to serve as the Company’s new independent registered public accounting firm. For more information with respect to this matter, see our Report on Form 8-K filed on August 24, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Senior Vice President and Chief Financial Officer have evaluated the effectiveness of Watsco’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2005, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and regulations.

Management’s Report on Internal Control Over Financial Reporting

Pages 19 and 22 of the 2005 Annual Report contain “Management’s Report on Internal Control Over Financial Reporting” and the report thereon of Grant Thornton LLP dated March 15, 2006, and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, Watsco’s internal controls over financial reporting.

PART III

This part of Form 10-K, which includes Items 10 through 14, is omitted because Watsco will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of Watsco’s year-end, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page No. in Annual Report
(1)	Consolidated Financial Statements (incorporated by reference from the 2005 Annual Report of Watsco, Inc.):

	Management’s Report on Internal Control Over Financial Reporting	19
	Report of Independent Registered Public Accounting Firm on the Financial Statements – Grant Thornton LLP	20
	Report of Independent Registered Public Accounting Firm on the Financial Statements – Ernst & Young LLP	21
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – Grant Thornton LLP	22
	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	23
	Consolidated Balance Sheets as of December 31, 2005 and 2004	24
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003	25
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	26
	Notes to Consolidated Financial Statements	27-45
	Selected Quarterly Financial Data (Unaudited)	46

		Page No. in Form 10-K
(2)	Consolidated Financial Statement Schedule for the three years ended December 31, 2005, 2004 and 2003

	Report of Independent Registered Public Accounting Firm on Schedule – Grant Thornton LLP	S-1

	Report of Independent Registered Public Accounting Firm on Schedule – Ernst & Young LLP	S-2

	Schedule II. Valuation and Qualifying Accounts	S-3

	All other schedules have been omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3)	Exhibits: The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

	3.1	Watsco’s Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

	3.2	Watsco’s Bylaws (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1985 and incorporated herein by reference).

	4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

	4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

	10.1	Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.23 to the Registration Statement on Form S-8 (333-82011) and incorporated herein by reference). +

	10.2	Watsco, Inc. Amended and Restated Profit Sharing Retirement Plan and Trust Agreement dated October 21, 1994 (filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). +

	10.3	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference). +*

	10.4	Watsco, Inc. 2001 Incentive Compensation Plan (filed as Appendix B to the Definitive Proxy Statement for the year ended December 31, 2000 and incorporated herein by reference). +

	10.5	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). +*

	10.6	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). +*

	10.7	Third Amendment dated February 10, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). +*

	10.8	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference). +*

	10.9	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005 and incorporated herein by reference). +*

	10.10	Revolving Credit Agreement dated as of December 10, 2004 among Watsco, Inc., as borrower, the Lenders from Time to Time Party and SunTrust Bank as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on December 16, 2004 and incorporated herein by reference).

	10.11	Second Amended and Restated $125 million Private Shelf Agreement dated as of December 10, 2004 by and among Watsco, Inc. and the Prudential Insurance Company of America (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.12	Termination of Key Executive Deferred Compensation Agreement dated April 4, 2005, between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Current Report on Form 8-K on April 4, 2005 and incorporated herein by reference). +*

10.13	Amendment No. 1 to Revolving Credit Agreement dated as of December 1, 2005 among Watsco, Inc., as borrower, the Lenders from Time to Time Party and SunTrust Bank as administrative agent. #

10.14	First Amendment to Second Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated December 15, 2005. +#

10.15	Amendment to the Watsco, Inc. Profit Sharing Retirement Plan and Trust dated January 1, 2006. +#

10.16	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. +*#

13.	2005 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2005 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this Form 10-K). #

14.1	Watsco, Inc. Employee Code of Business Ethics and Conduct (filed as Appendix C to the Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2002).

14.2	Watsco, Inc. Code of Conduct for Senior Executives (filed as Appendix D to the Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2002).

16.	Letter of Ernst & Young LLP, dated August 24, 2005, regarding change in certifying accountant (filed as Exhibit 16 to the Current Report on Form 8-K on August 18, 2005 and incorporated herein by reference).

21.	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP. #

23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Senior Vice President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

Note to exhibits:

#	Submitted electronically herewith
+	Compensation Plan or Arrangement
*	Management Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

March 16, 2006	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, President

March 16, 2006	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Albert H. Nahmad Albert H. Nahmad	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 16, 2006

/s/ Barry S. Logan Barry S. Logan	Senior Vice President	March 16, 2006

/s/ Ana M. Menendez Ana M. Menendez	Chief Financial Officer (principal accounting officer and principal financial officer)	March 16, 2006

/s/ Cesar L. Alvarez	Director	March 16, 2006
Cesar L. Alvarez

/s/ Robert H. Dickinson	Director	March 16, 2006
Robert H. Dickinson

/s/ Frederick H. Joseph	Director	March 16, 2006
Frederick H. Joseph

/s/ Victor M. Lopez	Director	March 16, 2006
Victor M. Lopez

/s/ Paul F. Manley	Director	March 16, 2006
Paul F. Manley

/s/ Bob L. Moss	Director	March 16, 2006
Bob L. Moss

/s/ George P. Sape	Director	March 16, 2006
George P. Sape

/s/ Sherwood M. Weiser	Director	March 16, 2006
Sherwood M. Weiser

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders of

Watsco, Inc.

We have audited the consolidated financial statements of Watsco, Inc. and subsidiaries as of December 31, 2005 and for the year then ended, and have issued our report thereon dated March 15, 2006 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ GRANT THORNTON LLP

Miami, Florida

March 15, 2006

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders of

Watsco, Inc.

We have audited the consolidated financial statements of Watsco, Inc. and subsidiaries as of December 31, 2004 and for each of the two years in the period ended December 31, 2004, and have issued our report thereon dated March 14, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2004, listed in Item 15(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

Miami, Florida

March 14, 2005

WATSCO, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

Allowance for Doubtful Accounts:

BALANCE, December 31, 2002	$3,758
Additions charged to costs and expenses	3,628
Write-offs, net	(4,358)

BALANCE, December 31, 2003	3,028
Additions charged to costs and expenses	1,556
Write-offs, net	(2,313)

BALANCE, December 31, 2004	2,271
Additions charged to costs and expenses	1,854
Write-offs, net	(1,106)

BALANCE, December 31, 2005	$3,019

Valuation Allowance for Deferred Income Taxes:

BALANCE, December 31, 2002	$505
Deductions credited to income tax expense	(181)

BALANCE, December 31, 2003	324
Additions charged to income tax expense	72

BALANCE, December 31, 2004	396
Additions charged to income tax expense	—

BALANCE, December 31, 2005	$396

Exhibit Index

Exhibit No.	Description
10.13	Amendment No. 1 to Revolving Credit Agreement dated as of December 1, 2005 among Watsco, Inc., as borrower, the Lenders from Time to Time Party and SunTrust Bank as administrative agent.

10.14	First Amendment to Second Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated December 15, 2005.

10.15	Amendment to the Watsco, Inc. Profit Sharing Retirement Plan and Trust dated January 1, 2006.

10.16	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

13	2005 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2005 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this Form 10-K).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.