Form 10-Q
period 2006-03-31
WATSCO INC
filed 2006-05-10
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to

Commission file number 1-5581

I.R.S. Employer Identification Number 59-0778222

WATSCO, INC.

(a Florida Corporation)

2665 South Bayshore Drive, Suite 901

Coconut Grove, Florida 33133

Telephone: (305) 714-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,012,274 shares of Common Stock ($.50 par value), excluding treasury shares of 5,904,050 and 3,850,549 shares of Class B Common Stock ($.50 par value), excluding treasury shares of 48,263, were outstanding as of May 2, 2006.

WATSCO, INC. AND SUBSIDIARIES

2 of 20

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended March 31,
	2006	2005
Revenues	$394,307	$345,952
Cost of sales	294,227	258,527

Gross profit	100,080	87,425
Selling, general and administrative expenses	78,238	71,616

Operating income	21,842	15,809
Interest expense, net	799	1,045

Income before income taxes	21,043	14,764
Income taxes	7,996	5,616

Net income	$13,047	$9,148

Earnings per share for Common and Class B common stock:
Basic	$0.50	$0.35

Diluted	$0.47	$0.33

Weighted average Common and Class B common shares and equivalent shares used to calculate earnings per share:
Basic	26,121	25,935

Diluted	27,984	27,554

See accompanying notes to condensed consolidated financial statements.

3 of 20

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$675	$27,650
Accounts receivable, net	186,704	191,747
Inventories	316,718	266,543
Other current assets	13,404	8,051

Total current assets	517,501	493,991

Property and equipment, net	17,532	17,244
Goodwill and intangibles, net	164,208	163,686
Other assets	4,035	3,810

	$703,276	$678,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$10,080	$10,079
Accounts payable	128,333	100,829
Accrued expenses and other current liabilities	36,715	68,390

Total current liabilities	175,128	179,298

Long-term obligations:
Borrowings under revolving credit agreement	35,000	30,000
Long-term notes, net of current portion	10,000	10,000
Other long-term obligations, net of current portion	176	189

Total long-term obligations	45,176	40,189

Deferred income taxes and other liabilities	9,202	8,594

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $.50 par value	14,956	14,931
Class B common stock, $.50 par value	1,949	1,696
Paid-in capital	247,774	264,903
Deferred compensation on non-vested stock	—	(35,894)
Accumulated other comprehensive loss, net of tax	(296)	(478)
Retained earnings	297,933	290,383
Treasury stock, at cost	(88,546)	(84,891)

Total shareholders’ equity	473,770	450,650

	$703,276	$678,731

See accompanying notes to condensed consolidated financial statements.

4 of 20

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$13,047	$9,148
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,435	1,467
Share-based compensation	1,109	476
Tax benefits from share-based compensation	—	1,193
Excess tax benefits from share-based compensation	(7,980)	—
Provision for doubtful accounts	414	767
Other, net	1,937	898
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,112	(4,312)
Inventories	(48,790)	(14,984)
Accounts payable and other liabilities	8,957	(24,737)
Other, net	(5,575)	41

Net cash used in operating activities	(30,334)	(30,043)

Cash flows from investing activities:
Capital expenditures	(1,685)	(1,593)
Business acquisitions, net of cash acquired	(1,260)	(49,672)
Proceeds from sale of property and equipment	42	49

Net cash used in investing activities	(2,903)	(51,216)

Cash flows from financing activities:
Excess tax benefits from share-based compensation	7,980	—
Net borrowings under revolving credit agreement	5,000	5,000
Net proceeds from issuances of common stock	2,448	1,577
Net repayments of other long-term obligations	(12)	(11)
Purchase of treasury stock	(3,655)	—
Common and Class B common stock dividends	(5,499)	(3,786)

Net cash provided by financing activities	6,262	2,780

Net decrease in cash and cash equivalents	(26,975)	(78,479)
Cash and cash equivalents at beginning of period	27,650	85,144

Cash and cash equivalents at end of period	$675	$6,665

See accompanying notes to condensed consolidated financial statements.

5 of 20

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(In thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2005, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, “Watsco,” which may be referred to as we, us or our) audited consolidated financial statements, and the March 31, 2006 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2005 Annual Report on Form 10-K. All amounts, except share and per share data, are expressed in thousands of dollars.

The results of operations for the quarter ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by Watsco have historically been seasonal with revenues generally increasing during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter.

Use of Estimates

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

Accounting Change

At March 31, 2006, we had two share-based compensation plans for employees, which are described more fully in Note 2. Prior to January 1, 2006, we accounted for those plans in accordance with the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, share-based compensation was recognized only for grants of non-vested (restricted) stock and share-based compensation expense was not recognized for stock options. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation expense recognized during the quarter ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

6 of 20

As a result of adopting SFAS No. 123R on January 1, 2006, income before income taxes and net income for the quarter ended March 31, 2006 were $288 and $179 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.51 and $0.47, respectively, if we had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.50 and $0.47, respectively.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit of $7,980 classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the intrinsic value of our non-vested stock was recorded as deferred compensation as of December 31, 2005. Upon the adoption of SFAS No. 123R on January 1, 2006, the deferred compensation balance of $35,894 was reclassified to paid-in capital.

In accordance with the modified prospective transition method, results for the quarter ended March 31, 2005 have not been restated. Had compensation cost been determined based on the fair value method at the grant dates for awards under the stock-based compensation plans consistent with the method of SFAS No. 123, pro forma net income and earnings per share would be as follows for the quarter ended March 31, 2005:

2005
Net income, as reported	$9,148
Share-based compensation expense included in net income, net of tax	295
Share-based compensation expense determined under the fair value-based method, net of tax	(774)

Net income, pro forma	$8,669

Basic earnings per share for Common and Class B common Stock:
As reported	$0.35
Pro forma	$0.33

Diluted earnings per share for Common and Class B common Stock:
As reported	$0.33
Pro forma	$0.31

2. Share-Based Compensation

Share-Based Compensation Plans

At March 31, 2006, we had two share-based compensation plans for employees. The 2001 Incentive Compensation Plan (the “2001 Plan”) provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, non-vested (restricted) stock, performance awards, dividend equivalents, deferred stock and stock appreciation rights at no less than 100% of the market price on the date the award is granted. To date, awards under the 2001 Plan consist of non-qualified stock options and non-vested stock. Under the 2001 Plan, awards for an aggregate of 3,000,000 shares of Common and Class B common stock may be granted. Options under the 2001 Plan vest over two to five years of service and have contractual terms of five to ten years. Awards of non-vested stock, which are granted at no cost to the employee, vest upon attainment of a certain age, generally the employee’s respective retirement age. We also maintain the 1991 Stock Option Plan (the “1991 Plan”), which expired during 2001; therefore, no additional options may be granted. Options under the 1991 Plan vest over two to five years of service and have contractual terms of ten years.

7 of 20

A summary of stock option activity under the 2001 Plan and 1991 Plan as of March 31, 2006, and changes during the quarter ended March 31, 2006, is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	2,589,363	$17.30
Granted	52,500	66.31
Exercised	(388,650)	15.76
Forfeited	(4,000)	14.82

Options outstanding at March 31, 2006	2,249,213	$18.71	4.0	$117,722

Options exercisable at March 31, 2006	1,691,896	$13.54	3.7	$97,309

The weighted-average grant date fair value of stock options granted during the quarters ended March 31, 2006 and 2005 was $16.38 and $10.67, respectively. The total intrinsic value of stock options exercised during the quarters ended March 31, 2006 and 2005 was $21,005 and $2,281, respectively. The fair value of stock options vested during the quarters ended March 31, 2006 and 2005 was $48 and $548, respectively.

A summary of non-vested stock issued as of March 31, 2006, and changes during the quarter ended March 31, 2006, is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested stock outstanding at January 1, 2006	1,593,561	$26.62
Granted	73,544	68.85
Vested	—	—
Forfeited	—	—

Non-vested stock outstanding at March 31, 2006	1,667,105	$28.48

The weighted-average grant date fair value of non-vested stock granted during the quarters ended March 31, 2006 and 2005 was $68.85 and $37.60, respectively. The fair value of stock vested during the quarter ended March 31, 2005 was $282. No non-vested stock vested during the quarter ended March 31, 2006.

Share-Based Compensation Fair Value Assumptions

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing valuation model based on the weighted-average assumptions noted in the table below. The fair value of the stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options. Expected volatility is based on historical volatility of Watsco’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. We use historical data to estimate stock option forfeitures within the valuation model. All of the awards granted during the quarter ended March 31, 2006 meet the definition of “plain vanilla” options, as defined in SEC Staff Accounting Bulletin No. 107. The expected term of stock option awards granted represents the period of time that stock option awards granted are expected to be outstanding and was calculated using the simplified method for plain vanilla options.

The weighted-average assumptions relating to the valuation of our stock options for the quarters ended March 31, 2006 and 2005 were as follows:

	2006	2005
Expected term in years	4.25	4.00
Risk-free rate	4.83%	4.07%
Expected volatility	23.85%	35.50%
Expected dividends	1.25%	1.40%

8 of 20

Share-Based Compensation Expense

The following table provides information on share-based compensation expense and tax benefits recognized during the quarters ended March 31, 2006 and 2005:

	2006	2005
Share-based compensation expense	$1,109	$476
Income tax benefit	(421)	(181)

Share-based compensation expense, net of tax	$688	$295

Cash received from Watsco Common and Class B common stock issued as a result of stock options exercised during the quarters ended March 31, 2006 and 2005, was $1,576 and $1,214, respectively. During the quarter ended March 31, 2006, 150,086 shares of Watsco common stock with an aggregate market value of $10,563, were delivered as payment for a stock option exercise and related tax withholding. These shares were then retired. The actual tax benefit realized for the tax deductions from share-based compensation plans totaled $7,982 and $1,193, for the quarters ended March 31, 2006 and 2005, respectively.

At March 31, 2006, there was $2,707 of unrecognized share-based compensation expense related to stock options granted under the 2001 Plan, which is expected to be recognized over a weighted-average period of 1.9 years. There was $40,136 of unrecognized share-based compensation expense related to non-vested stock granted at March 31, 2006, which is expected to be recognized over a weighted-average period of 12.1 years.

3. Earnings per Share

We calculate earnings per share using the two-class method in accordance with SFAS No. 128, “Earnings Per Share,” as clarified by Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” EITF Issue No. 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights, even though we do not anticipate distributing 100% of our earnings as dividends. The effective result of EITF Issue No. 03-6 is that the calculation of earnings per share for each class of our common stock yields the same basic and diluted earnings per share.

Basic earnings per share for our Common and Class B common stock is computed by dividing net income allocated to Common stock and Class B common stock by the weighted-average number of shares of Common stock and Class B common stock outstanding, respectively. Non-vested stock is not included in the computation of basic earnings per share until the securities vest. Diluted earnings per share for our Common stock assumes the conversion of all the Class B common stock into Common stock and adjusts for the dilutive effects of outstanding stock options and non-vested shares of stock using the treasury stock method.

For the basic earnings per share calculation, net income available to Watsco’s shareholders is allocated among our two classes of common stock: Common stock and Class B common stock. The allocation among each class is based upon the two-class method on a one-for-one per share basis. The following table shows how net income is allocated using this method for the quarters ended March 31, 2006 and 2005:

	2006	2005
Net income available to shareholders	$13,047	$9,148
Allocation of net income for Basic:
Common stock	$11,788	$8,170
Class B common stock	1,259	978

	$13,047	$9,148

The diluted earnings per share calculation assumes the conversion of all of Watsco’s Class B common stock into Common stock as of the beginning of the period, so no allocation of earnings to Class B common stock is required.

The following summarizes the weighted-average number of Common and Class B common shares outstanding during the year and is used to calculate earnings per share of Common and Class B common stock including the potentially dilutive impact of stock options and non-vested shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares for the quarters ended March 31, 2006 and 2005:

	2006	2005
Weighted-average Common and Class B common shares outstanding for basic earnings per share	26,120,609	25,934,671

Weighted-average Common shares outstanding for basic earnings per share	23,599,871	23,162,819
Diluted shares resulting from:
Stock options	1,172,021	1,114,694
Non-vested stock	691,640	504,392
Effect of assuming conversion of Class B common shares into Common stock	2,520,738	2,771,852

Shares for diluted earnings per share	27,984,270	27,553,757

9 of 20

Diluted earnings per share excluded 20,500 shares for the quarter ended March 31, 2006, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, for the quarters ended March 31, 2006 and March 31, 2005, 279,859 and 70,000 shares of non-vested stock, respectively, were considered anti-dilutive and excluded from the earnings per share calculation.

4. Derivative Financial Instrument

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

At March 31, 2006, December 31, 2005 and March 31, 2005, one interest rate swap agreement was in effect with a notional value of $30,000 maturing in 2007. The swap agreement exchanges the variable rate of 90-day LIBOR to fixed interest rate payments of 6.25%. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required for hedge ineffectiveness during the quarters ended March 31, 2006 or 2005. The negative fair value of the derivative financial instrument was $593 and $927 at March 31, 2006 and December 31, 2005, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the accompanying condensed consolidated balance sheets.

At March 31, 2006 and 2005, $296, net of deferred tax benefits of $182 and $908, net of deferred tax benefits of $560, was recorded in other comprehensive loss (“OCL”) associated with the cash flow hedge. During the quarters ended March 31, 2006 and 2005, we recognized a decrease in unrealized losses in OCL relating to the cash flow hedge of $182, net of income tax expense of $113 and $435, net of income tax expense of $269, respectively.

The change in OCL during the quarters ended March 31, 2006 and 2005, reflected the reclassification of $80, net of income tax benefit of $49 and $172, net of income tax benefit of $106, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a quarterly basis as interest payments occur. As of March 31, 2006, approximately $300 in unrealized losses on the derivative instrument accumulated in OCL is expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (5.20% at March 31, 2006).

5. Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized gains on available-for-sale securities and the effective portion of a cash flow hedge as further discussed in Note 4. The components of comprehensive income for the quarters ended March 31, 2006 and 2005, respectively, are as follows:

	2006	2005
Net income	$13,047	$9,148
Changes in unrealized gains on available-for-sale securities arising during the period, net of income tax expense of $0 and $1, respectively	—	1
Changes in unrealized losses on derivative instrument, net of income tax expense of $113 and $269, respectively	182	435

Comprehensive income	$13,229	$9,584

10 of 20

6. Acquisitions

In February 2006, one of our subsidiaries completed the purchase of the net assets and business of a wholesale distributor of air conditioning and heating products operating from a single location in Kansas City, Missouri. The purchase price of the acquisition included cash payment of approximately $300.

In March 2006, one of our subsidiaries completed the acquisition of a refrigeration equipment distributor with locations in Birmingham and Montgomery, Alabama, funded by cash on hand of approximately $1,000.

In accordance with SFAS No. 141, “Business Combinations,” we applied the purchase method of accounting to record these transactions. The preliminary purchase price allocations, including goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, may change during the year of acquisition as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.

The results of operations of these locations have been included in the condensed consolidated financial statements from their respective dates of acquisition. The proforma effect of these acquisitions was not deemed material to the condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005.

7. Shareholders’ Equity

Dividends Declared

The Board of Directors of Watsco declared cash dividends on Common and Class B common stock of $.20 per share and $.14 per share for the quarters ended March 31, 2006 and 2005, respectively. In April 2006, Watsco’s Board of Directors approved an increase in the quarterly cash dividend to $.25 per share from $.20 per share of Common and Class B common stock.

Non-Vested Stock Awards

During the quarter ended March 31, 2006, we granted 73,544 shares of non-vested common stock under the 2001 Plan. Share-based compensation for these awards was recorded in accordance with FAS No. 123R, as discussed in Note 2. In addition, in February 2006, we issued 206,315 shares of non-vested stock under an executive compensation agreement in connection with a $12,379 obligation recorded as an accrued liability at December 31, 2005. During the quarter ended March 31, 2005, we recorded deferred compensation of $2,632 associated with the issuance of 70,000 shares of non-vested common stock under the 2001 Plan.

Employee Stock Purchase Plan

During the quarters ended March 31, 2006 and 2005, 18,953 and 13,084 shares of Watsco common stock were issued under an employee stock purchase plan, respectively, for which we received net proceeds of $872 and $363, respectively.

Stock Repurchased

Watsco’s Board of Directors in 1999 authorized the repurchase, at management’s discretion, of 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. Repurchases totaled 53,300 shares at a cost of $3,655 during the quarter ended March 31, 2006. No shares were repurchased during the quarter ended March 31, 2005. In aggregate, 5,843,913 shares of Common stock and Class B common stock have been repurchased at a cost of $88,546 since the inception of the program. The remaining 1,656,087 shares authorized for repurchase are subject to certain restrictions included in the debt agreements. Subsequent to March 31, 2006 through the date of this filing, we repurchased an additional 108,400 shares at a cost of $7,172.

11 of 20

8. Segment Reporting

There are two reportable business segments: the distribution of HVAC equipment and related parts and supplies (“Distribution”) segment and a temporary staffing and personnel staffing services business (“Staffing”) segment. The Distribution segment has similar products, customers, marketing strategies and operations. The operating segments are managed separately because each offers distinct products and services. Segment data for the quarters ended March 31, 2006 and 2005 is as follows:

	2006	2005
Revenues:
Distribution	$387,540	$340,668
Staffing	6,835	5,627
Elimination of intersegment Staffing revenues	(68)	(343)

Revenues from external customers	$394,307	$345,952

Operating Income (Loss):
Distribution	$27,011	$20,186
Staffing	22	123
Corporate expenses	(5,191)	(4,500)

	$21,842	$15,809

9. Commitments and Contingencies

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance programs and for select subsidiaries’ health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At March 31, 2006, $5,459 of reserves was established related to such insurance programs versus $5,203 at December 31, 2005.

Minimum Royalty Payments

We are obligated under a licensing agreement with Whirlpool Corporation (“Whirlpool”) to make minimum annual royalty payments of $1,000 through 2011. In April 2005, Whirlpool and Watsco amended the licensing agreement, whereby if certain revenue targets are not met in 2005 or 2006, either party may terminate the licensing agreement.

12 of 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco”, which may be referred to as we, us or our) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. Watsco has two business segments – the HVAC distribution (“Distribution”) segment, which accounted for 98% of revenues for the quarter ended March 31, 2006, and a temporary staffing and permanent placement services (“Staffing”) segment.

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

Items Affecting Comparability Between Periods

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, share-based compensation was recognized only for grants of non-vested (restricted) stock and share-based compensation expense was not recognized for stock options. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation expense recognized during the quarter ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

The calculation of share-based compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a Black-Scholes option pricing valuation model as discussed in Note 2 to the condensed consolidated financial statements. The determination of the fair value of share-based compensation awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

13 of 20

Our critical accounting policies are included in Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006. We believe that there have been no significant changes during the quarter ended March 31, 2006 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

The following table presents information derived from the condensed consolidated statements of income expressed as a percentage of revenues for the quarters ended March 31, 2006 and 2005:

	2006	2005
Revenues	100.0%	100.0%
Cost of sales	74.6	74.7

Gross profit	25.4	25.3
Selling, general and administrative expenses	19.9	20.7

Operating income	5.5	4.6
Interest expense, net	0.2	0.3
Income taxes	2.0	1.7

Net income	3.3%	2.6%

The following narratives include the results of operations for businesses acquired. The acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the condensed consolidated results beginning on their respective dates of acquisition. In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the prior twelve months unless they are within the same geographical market. The results of the Staffing segment are not considered to be material to the results of operations in 2006 or 2005. See Segment Reporting in Note 8 to the condensed consolidated financial statements.

Revenues for the first quarter of 2006 increased $48.4 million, or 14%, compared to the same period in 2005, reflecting strong market conditions for the demand and replacement of residential and light-commercial HVAC products and the sale of higher efficiency air conditioning systems, which sell at higher unit prices. On a same-store basis, revenues increased $48.1 million, or 14%, over the same period in 2005.

Gross profit for the quarter ended March 31, 2006 increased $12.7 million, or 14%, compared to the same period in 2005, primarily as a result of increased revenues. Gross profit margin increased 10 basis-points to 25.4% in 2006 versus 25.3% in 2005.

Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2006 decreased to 19.9% in 2006 from 20.7% in 2005, from leveraging of fixed operating costs as compared to 2005. Selling, general and administrative expenses for the quarter ended March 31, 2006 increased $6.6 million, or 9%, compared to the same period in 2005, primarily due to increases in certain variable expenses, which are directly related to our increased revenues, and operating costs at new locations opened or acquired.

Net interest expense for the quarter ended March 31, 2006 decreased $.2 million, or 24%, compared to the same period in 2005, primarily due to lower outstanding borrowings.

The effective tax rate was 38.0% for the quarters ended March 31, 2006 and 2005.

Net income for the first quarter ended March 31, 2006 increased $3.9 million, or 43%, compared to the same period in 2005. The increase in net income was primarily driven by the higher revenues as well as by lower levels of selling, general and administrative expenses as a percent of revenues and decreased net interest expense discussed above.

14 of 20

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

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $100.0 million, expiring in December 2009. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions and issuance of letters of credit. Borrowings bear interest at primarily LIBOR-based rates plus a spread that is dependent upon Watsco’s financial performance (LIBOR plus .475% and .625% at March 31, 2006 and December 31, 2005, respectively). A variable commitment fee is paid on the unused portion of the credit line (.125% and .15% at March 31, 2006 and December 31, 2005, respectively). At March 31, 2006 and December 31, 2005, $35.0 million and $30.0 million, respectively, were outstanding under the revolving credit agreement.

A $125.0 million unsecured private placement shelf facility is also maintained as a source of borrowings. The uncommitted shelf facility provides long-term, fixed-rate financing through December 2007 as a complement to the variable rate borrowings available under the revolving credit agreement. $20.0 million of Senior Series A Notes (“Notes”) were outstanding at March 31, 2006 and December 31, 2005 under the facility bearing interest at 7.07%. The Notes will be repaid in equal installments of $10.0 million on April 9, 2006 and April 9, 2007. Accordingly, $10.0 million is classified as “current” in the condensed consolidated balance sheet at March 31, 2006. Interest is paid on a quarterly basis. The Notes may be redeemed prior to maturity subject to a redemption premium and other restrictions.

Both the revolving credit agreement and the private placement shelf facility contain customary affirmative and negative covenants including certain financial covenants with respect to consolidated leverage, interest and debt coverage ratios and limit capital expenditures, dividends and share repurchases in addition to other restrictions. We believe that we are in compliance with all covenants and financial ratios at March 31, 2006.

At March 31, 2006 and December 31, 2005, one interest rate swap agreement was in effect with a notional value of $30.0 million to manage the net exposure to interest rate changes related to $30.0 million of borrowings under the revolving credit agreement. The interest rate swap agreement, which expires in October 2007, effectively converts the LIBOR-based variable rate borrowings into fixed rate borrowings. Developments in the capital markets are continuously monitored and swap transactions are entered into solely with established counterparties having investment grade ratings. See Note 4 to the condensed consolidated financial statements and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of Watsco’s December 31, 2005 Annual Report on Form 10-K for further information.

Working capital increased to $342.4 million at March 31, 2006 from $314.7 million at December 31, 2005, primarily due to our seasonal buildup of inventory in preparation for the spring and summer selling seasons and in connection with the transition to higher efficiency air conditioning equipment. The increase in working capital was primarily funded by operating cash flows.

Net cash used in operating activities was $30.3 million in 2006 compared to $30.0 million in 2005. The decrease in operating cash flows resulted from the aforementioned increase in inventory levels offset by the timing of payments for accrued expenses and higher net income in 2006. Operating cash flows for 2006 were also affected by the classification of $8.0 million in excess tax benefits from share-based compensation as a financing cash inflow rather than an operating cash inflow as a result of adopting SFAS No. 123R on January 1, 2006. See Note 1 to the condensed consolidated financial statements for further information on the impact of SFAS No. 123R to our condensed consolidated statements of cash flows.

Net cash used in investing activities decreased to $2.9 million in 2006 from $51.2 million in 2005, primarily due to an acquisition in 2005.

The results of operations of acquired locations have been included in the condensed consolidated financial statements from their respective dates of acquisition. The proforma effect of these acquisitions was not deemed material to the condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005.

15 of 20

Net cash provided by financing activities of $6.3 million in 2006 resulted primarily from $8.0 million in excess tax benefits from share-based compensation classified as a financing cash inflow that would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R, net borrowings under the revolving credit agreement, proceeds received from the exercise of stock options and from purchases under an employee stock purchase plan, partially offset by the payment of cash dividends and stock repurchases.

Watsco’s Board of Directors in 1999 authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. Repurchases totaled 53,300 shares at a cost of $3.7 million during the quarter ended March 31, 2006. In aggregate, 5.8 million shares of Common stock and Class B common stock have been repurchased at a cost of $88.5 million since the inception of the program. The remaining 1.7 million shares authorized for repurchase are subject to certain restrictions included in the debt agreements. Subsequent to March 31, 2006 through the date of this filing, we repurchased an additional 108,400 shares at a cost of $7.2 million.

Cash dividends of 20 cents and 14 cents per share of Common stock and Class B common stock were paid during the quarters ended March 31, 2006 and 2005, respectively. In April 2006, Watsco’s Board of Directors approved an increase in the quarterly cash dividend to 25 cents per share from 20 cents per share of Common stock and Class B common stock. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under debt agreements, future prospects and other factors deemed relevant by Watsco’s Board of Directors.

We believe there is adequate availability of capital from operations and current credit facilities to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of March 31, 2006, we had $60.1 million of additional borrowing capacity under the revolving credit agreement and $105.0 million available under the private placement shelf facility (subject to certain borrowing limitations) to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities if required.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the 2005 Annual Report on Form 10-K.

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

16 of 20

•	weather conditions,

•	effects of supplier concentration,

•	competitive factors within the HVAC industry,

•	insurance coverage risks,

•	prevailing interest rates, and

•	the continued viability of Watsco’s business strategy.

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on Watsco or its business or operations. For additional information identifying some other important factors which may affect Watsco’s operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Commission filings, including but not limited to, the discussion included in the Risk Factors section of Watsco’s December 31, 2005 Annual Report on Form 10-K under the headings “General Risk Factors” and “Business Risk Factors.” Forward-looking statements speak only as of the date the statement was made. Watsco assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Senior Vice President and Chief Financial Officer have evaluated the effectiveness of Watsco’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2006, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, Watsco’s internal controls over financial reporting.

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

Item 1A. Risk Factors

Information about risk factors for the three months ended March 31, 2006, does not differ materially from that set forth in Part I, Item 1A, of Watsco’s 2005 Annual Report on Form 10-K.

17 of 20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information for the quarter ended March 31, 2006 with respect to any purchase made by or on behalf of Watsco or any affiliated purchaser of shares of any class of Watsco equity securities:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (at end of period)(1)
January 1 – 31, 2006	—	—	—	1,709,387

February 1 – 28, 2006	53,300	$68.54	53,300	1,656,087

March 1 – 31, 2006	—	—	—	1,656,087

Total	53,300	$68.54	53,300	1,656,087

(1)	Watsco’s Board of Directors has authorized the repurchase (originally adopted in September 1999), at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Through March 31, 2006, 5.8 million shares of Common and Class B common stock have been repurchased at a cost of $88.5 million since the inception of the program. The remaining 1.7 million shares authorized for repurchase are subject to certain restrictions included in the debt agreements.

Recent Sales of Unregistered Securities

In March 2006, Watsco issued 19,051 shares of its Common stock to its Profit Sharing Retirement Plan & Trust (the “Plan”) representing the employer match requirement under the Plan for the Plan’s year ended December 31, 2005, without registration. This issuance was exempt from registration under the Securities Act under Section 3(a)(2). The Plan is a profit sharing retirement plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of our employees, which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our common stock. We have contributed all of the Watsco Common stock held by the Plan as a matching contribution that has been less in value at the time it was contributed to the Plan than the employee contributions that it matches.

Dividends

Cash dividends of 20 cents and 14 cents per share of Common stock and Class B common stock were paid during the quarters ended March 31, 2006 and 2005, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under the debt agreements, future prospects and other factors deemed relevant by Watsco’s Board of Directors.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

18 of 20

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

19 of 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant
and as Principal Financial Officer)
May 10, 2006

20 of 20

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