Form 10-Q
period 2006-06-30
WATSCO INC
filed 2006-08-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,097,632 shares of Common stock ($.50 par value), excluding treasury shares of 5,985,950 and 3,707,565 shares of Class B common stock ($.50 par value), excluding treasury shares of 48,263, were outstanding as of August 3, 2006.

WATSCO, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$512,029	$443,030	$906,336	$788,982
Cost of sales	379,541	331,505	673,768	590,032

Gross profit	132,488	111,525	232,568	198,950
Selling, general and administrative expenses	85,324	74,410	163,562	146,026

Operating income	47,164	37,115	69,006	52,924
Interest expense, net	1,120	978	1,919	2,023

Income before income taxes	46,044	36,137	67,087	50,901
Income taxes	17,296	13,731	25,292	19,347

Net income	$28,748	$22,406	$41,795	$31,554

Earnings per share for Common and Class B common stock:
Basic	$1.10	$0.86	$1.60	$1.21

Diluted	$1.03	$0.81	$1.50	$1.14

Weighted average Common and Class B common shares and equivalent shares used to calculate earnings per share:
Basic	26,186	26,044	26,154	25,989

Diluted	27,891	27,771	27,937	27,663

See accompanying notes to condensed consolidated financial statements.

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2006	December 31, 2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,204	$27,650
Accounts receivable, net	228,723	191,747
Inventories	338,198	266,543
Other current assets	10,426	8,051

Total current assets	584,551	493,991
Property and equipment, net	17,804	17,244
Goodwill and intangibles, net	164,056	163,686
Other assets	3,973	3,810

	$770,384	$678,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$10,080	$10,079
Accounts payable	158,026	100,829
Accrued expenses and other current liabilities	45,245	68,390

Total current liabilities	213,351	179,298

Long-term obligations:
Borrowings under revolving credit agreement	60,000	30,000
Long-term notes, net of current portion	—	10,000
Other long-term obligations, net of current portion	149	189

Total long-term obligations	60,149	40,189

Deferred income taxes and other liabilities	10,791	8,594

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $.50 par value	15,040	14,931
Class B common stock, $.50 par value	1,878	1,696
Paid-in capital	249,846	264,903
Deferred compensation on non-vested stock	—	(35,894)
Accumulated other comprehensive loss, net of tax	(166)	(478)
Retained earnings	319,714	290,383
Treasury stock, at cost	(100,219)	(84,891)

Total shareholders’ equity	486,093	450,650

	$770,384	$678,731

See accompanying notes to condensed consolidated financial statements.

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$41,795	$31,554
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,883	2,991
Share-based compensation	2,537	1,216
Tax benefits from share-based compensation	—	1,955
Excess tax benefits from share-based compensation	(8,139)	—
Provision for doubtful accounts	1,160	520
Gain on sale of property and equipment	(21)	(635)
Gain on sale of available-for-sale securities	—	(106)
Other, net	3,668	3,317
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(37,653)	(42,141)
Inventories	(70,270)	(21,072)
Accounts payable and other liabilities	47,325	16,918
Other, net	(2,533)	(1,035)

Net cash used in operating activities	(19,248)	(6,518)

Cash flows from investing activities:
Capital expenditures	(3,465)	(2,747)
Business acquisitions, net of cash acquired	(1,123)	(49,834)
Proceeds from sale of property and equipment	135	797
Proceeds from sale of available-for-sale securities	—	160

Net cash used in investing activities	(4,453)	(51,624)

Cash flows from financing activities:
Net borrowings under revolving credit agreement	30,000	—
Excess tax benefits from share-based compensation	8,139	—
Net proceeds from issuances of common stock	2,946	3,419
Net (repayments of) proceeds from other long-term obligations	(39)	58
Repayment of long-term notes	(10,000)	(10,000)
Common and Class B common stock dividends	(12,463)	(7,633)
Purchase of treasury stock	(15,328)	(7,231)

Net cash provided by (used in) financing activities	3,255	(21,387)

Net decrease in cash and cash equivalents	(20,446)	(79,529)
Cash and cash equivalents at beginning of period	27,650	85,144

Cash and cash equivalents at end of period	$7,204	$5,615

See accompanying notes to condensed consolidated financial statements.

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(In thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2005, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, “Watsco,” which may be referred to as we, us or our) audited consolidated financial statements, and the June 30, 2006 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2005 Annual Report on Form 10-K. All amounts, except share and per share data, are expressed in thousands of dollars.

The results of operations for the quarter and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by Watsco have historically been seasonal with revenues generally increasing during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter.

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

Accounting Change

At June 30, 2006, we had two share-based compensation plans for employees, which are described more fully in Note 2. Prior to January 1, 2006, we accounted for those plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, share-based compensation was recognized only for grants of non-vested (restricted) stock and share-based compensation expense was not recognized for stock options. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation expense recognized during the quarter and six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

The impact of adopting SFAS No. 123R on January 1, 2006 was a reduction of our income before income taxes and net income of $484 and $302, respectively, for the quarter ended June 30, 2006 and $772 and $481, respectively, for the six months ended June 30, 2006. Also, basic and diluted earnings per share were reduced by $.01 for the quarter ended June 30, 2006 and $.02 and $.01, respectively, for the six months ended June 30, 2006, as a result of adopting SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefits of $8,139 classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the intrinsic value of our non-vested stock was recorded as deferred compensation as of December 31, 2005. Upon the adoption of SFAS No. 123R on January 1, 2006, the deferred compensation balance of $35,894 was reclassified to paid-in capital.

In accordance with the modified prospective transition method, results for the quarter and six months ended June 30, 2005 have not been restated. Had compensation cost been determined based on the fair value method at the grant dates for awards under the stock-based compensation plans consistent with the method of SFAS No. 123, pro forma net income and earnings per share would be as follows for the quarter and six months ended June 30, 2005:

	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$22,406	$31,554
Share-based compensation expense included in net income, net of tax	459	754
Share-based compensation expense determined under the fair value-based method, net of tax	(853)	(1,637)

Net income, pro forma	$22,012	$30,671

Basic earnings per share for Common and Class B common stock:
As reported	$0.86	$1.21
Pro forma	$0.85	$1.18
Diluted earnings per share for Common and Class B common stock:
As reported	$0.81	$1.14
Pro forma	$0.79	$1.11

2.	Share-Based Compensation

Share-Based Compensation Plans

At June 30, 2006, we had two share-based compensation plans for employees. The 2001 Incentive Compensation Plan (the “2001 Plan”) provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, non-vested (restricted) stock, performance awards, dividend equivalents, deferred stock and stock appreciation rights at no less than 100% of the market price on the date the award is granted. To date, awards under the 2001 Plan consist of non-qualified stock options and non-vested stock. Under the 2001 Plan, awards for an aggregate of 3,000,000 shares of Common and Class B common stock may be granted. Options under the 2001 Plan vest over two to five years of service and have contractual terms of five to ten years. Awards of non-vested stock, which are granted at no cost to the employee, vest upon attainment of a certain age, generally the employee’s respective retirement age. Vesting may be accelerated in certain circumstances prior to the original vesting date. We also maintain the 1991 Stock Option Plan (the “1991 Plan”), which expired during 2001; therefore, no additional options may be granted. Options under the 1991 Plan vest over two to five years of service and have contractual terms of ten years.

A summary of stock option activity under the 2001 Plan and 1991 Plan as of June 30, 2006, and changes during the six months ended June 30, 2006, is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	2,589,363	$17.30
Granted	82,000	63.80
Exercised	(402,100)	15.73
Forfeited	(13,467)	27.95

Options outstanding at June 30, 2006	2,255,796	$19.20	3.8	$92,046

Options exercisable at June 30, 2006	1,704,913	$13.71	3.5	$78,613

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $15.88 and $11.73, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $21,611 and $3,087, respectively. The fair value of stock options vested during the six months ended June 30, 2006 and 2005 was $307 and $969, respectively.

A summary of non-vested stock issued as of June 30, 2006, and changes during the six months ended June 30, 2006, is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested stock outstanding at January 1, 2006	1,593,561	$26.62
Granted	81,044	67.94
Vested	—	—
Forfeited	—	—

Non-vested stock outstanding at June 30, 2006	1,674,605	$28.62

The weighted-average grant date fair value of non-vested stock granted during the quarters and six months ended June 30, 2006 and 2005 was $59.02, $42.23, $67.94 and $39.74, respectively. The fair value of stock vested during the six months ended June 30, 2005 was $282. No non-vested stock vested during the quarter and six months ended June 30, 2006 and the quarter ended June 30, 2005.

Share-Based Compensation Fair Value Assumptions

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing valuation model based on the weighted-average assumptions noted in the table below. The fair value of the stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options. Expected volatility is based on historical volatility of Watsco’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. We use historical data to estimate stock option forfeitures within the valuation model. All of the awards granted during the quarter and six months ended June 30, 2006 meet the definition of “plain vanilla” options, as defined in SEC Staff Accounting Bulletin No. 107. The expected term of stock option awards granted represents the period of time that stock option awards granted are expected to be outstanding and was calculated using the simplified method for plain vanilla options.

The weighted-average assumptions relating to the valuation of our stock options for the quarter and six months ended June 30, 2006 were as follows:

	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
Expected term in years	4.25	4.25
Risk-free rate	5.18%	4.96%
Expected volatility	24.36%	24.03%
Expected dividends	1.35%	1.29%

Share-Based Compensation Expense

The following table provides information on share-based compensation expense and tax benefits recognized during the quarters and six months ended June 30, 2006 and 2005:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Share-based compensation expense	$1,428	$740	$2,537	$1,216
Income tax benefit	(538)	(281)	(959)	(462)

Share-based compensation expense, net of tax	$890	$459	$1,578	$754

Cash received from Watsco Common and Class B common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2006 and 2005, was $198, $805, $1,774 and $2,019, respectively. During the six months ended June 30, 2006, 150,086 shares of Watsco common stock with an aggregate market value of $10,563 were delivered as payment for a stock option exercise and related tax withholding. These shares were then retired. The actual tax benefit realized for the tax deductions from share-based compensation plans totaled $165, $762, $8,147 and $1,955, for the quarters and six months ended June 30, 2006 and 2005, respectively.

At June 30, 2006, there was $2,695 of unrecognized share-based compensation expense related to non-vested stock options granted under the 2001 Plan, which is expected to be recognized over a weighted-average period of 2.1 years. There was $39,635 of unrecognized share-based compensation expense related to non-vested stock granted at June 30, 2006, which is expected to be recognized over a weighted-average period of 11.8 years. In the event that vesting is accelerated for any circumstance, as defined in the related agreements, the remaining unrecognized share-based compensation expense would be immediately recognized as a charge to earnings. Approximately $29,000 of the unrecognized share-based compensation for shares of non-vested stock is related to awards granted to Watsco’s Chief Executive Officer that vest upon attainment of age 78.

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

For the basic earnings per share calculation, net income available to Watsco’s shareholders is allocated among our two classes of common stock: Common stock and Class B common stock. The allocation among each class is based upon the two-class method on a one-for-one per share basis. The following table shows how net income is allocated using this method for the quarters and six months ended June 30, 2006 and 2005:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income available to shareholders	$28,748	$22,406	$41,795	$31,554

Allocation of net income for Basic:
Common stock	$26,138	$20,032	$37,995	$28,203
Class B common stock	2,610	2,374	3,800	3,351

	$28,748	$22,406	$41,795	$31,554

The diluted earnings per share calculation assumes the conversion of all of Watsco’s Class B common stock into Common stock as of the beginning of the period, so no allocation of earnings to Class B common stock is required.

The following summarizes the weighted-average number of Common and Class B common shares outstanding during the year and is used to calculate earnings per share of Common and Class B common stock including the potentially dilutive impact of stock options and non-vested shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares for the quarters and six months ended June 30, 2006 and 2005:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average Common and Class B common shares outstanding for basic earnings per share	26,186,039	26,043,597	26,153,505	25,989,435

Weighted-average Common shares outstanding for basic earnings per share	23,808,284	23,283,745	23,775,750	23,229,583
Diluted shares resulting from:
Stock options	1,012,988	1,172,169	1,092,065	1,143,590
Non-vested stock	691,918	554,766	691,780	529,718
Effect of assuming conversion of Class B Common shares into Common stock	2,377,755	2,759,852	2,377,755	2,759,852

Shares for diluted earnings per share	27,890,945	27,770,532	27,937,350	27,662,743

Diluted earnings per share excluded 56,632 and 7,500 shares for the quarters ended June 30, 2006 and 2005 and 31,541 and 18,500 shares for the six months ended June 30, 2006 and 2005, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, 78,171 and 5,000 shares for the quarters ended June 30, 2006 and 2005 and 287,359 and 130,000 shares for the six months ended June 30, 2006 and 2005 related to non-vested stock were considered anti-dilutive.

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

At June 30, 2006, December 31, 2005 and June 30, 2005, one interest rate swap agreement was in effect with a notional value of $30,000 maturing in 2007. The swap agreement exchanges the variable rate of 90-day LIBOR to fixed interest rate payments of 6.25%. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required for hedge ineffectiveness during the quarters and six months ended

June 30, 2006 or 2005. The negative fair value of the derivative financial instrument was $354 and $927 at June 30, 2006 and December 31, 2005, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the accompanying condensed consolidated balance sheets.

At June 30, 2006 and December 31, 2005, $166, net of deferred tax benefits of $100 and $478, net of deferred tax benefits of $294, respectively, was recorded in other comprehensive loss (“OCL”) associated with the cash flow hedge. During the six months ended June 30, 2006 and 2005, we recognized a net decrease in unrealized losses in OCL relating to the cash flow hedge of $312, net of income tax expense of $194 and $401, net of income tax expense of $247, respectively. During the quarters ended June 30, 2006 and 2005, we recognized a decrease in unrealized losses in OCL of $130 net of income tax expense of $81, and a net increase in unrealized losses in OCL of $34, net of income tax benefit of $22, respectively, associated with the cash flow hedge.

The net change in OCL during the quarters and six months ended June 30, 2006 and 2005, reflected the reclassification of $60, net of income tax benefit of $36, $149, net of income tax benefit of $91, $140, net of income tax benefit of $85, and $321, net of income tax benefit of $197, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a quarterly basis as interest payments occur. As of June 30, 2006, approximately $200 in unrealized losses on the derivative instrument accumulated in OCL is expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (5.59% at June 30, 2006).

5.	Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized gains on available-for-sale securities and the effective portion of a cash flow hedge as further discussed in Note 4. The components of comprehensive income for the quarter and six months ended June 30, 2006 and 2005, respectively, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$28,748	$22,406	$41,795	$31,554
Changes in unrealized gains on available-for-sale securities arising during the period, net of income tax benefit of $0, $7, $0 and $6, respectively	—	(11)	—	(10)
Less: reclassification adjustment for net securities gains realized in net income, net of income tax expense of $0, $40, $0 and $40, respectively	—	(66)	—	(66)
Changes in unrealized losses on derivative instrument, net of income tax (expense) benefit of $(81), $22, $(194) and $(247), respectively	130	(34)	312	401

Comprehensive income	$28,878	$22,295	$42,107	$31,879

6.	Acquisitions

In February 2006, one of our subsidiaries completed the purchase of the net assets and business of a wholesale distributor of air conditioning and heating products operating from a single location in Kansas City, Missouri. The purchase price of the acquisition included cash payment of approximately $200.

In March 2006, one of our subsidiaries completed the acquisition of a refrigeration equipment distributor with locations in Birmingham and Montgomery, Alabama. The purchase price of the acquisition included a cash payment of approximately $900.

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

The results of operations of these locations have been included in the condensed consolidated financial statements from their respective dates of acquisition. The proforma effect of these acquisitions was not deemed material to the condensed consolidated financial statements for the quarters and six months ended June 30, 2006 and 2005.

7.	Shareholders’ Equity

Dividends Declared

The Board of Directors of Watsco declared cash dividends on Common stock and Class B common stock of $.25 per share, $.14 per share, $.45 per share and $.28 per share for the quarters and six months ended June 30, 2006 and 2005, respectively. In July 2006, Watsco’s Board of Directors declared its regular quarterly cash dividend of $.25 per share of Common stock and Class B common stock payable July 31, 2006 to shareholders of record as of July 14, 2006.

Non-Vested Stock Awards

During the quarter and six months ended June 30, 2006, we granted 7,500 and 81,044 shares of non-vested common stock under the 2001 Plan, respectively. Share-based compensation for these awards was recorded in accordance with FAS No. 123R, as discussed in Note 2. In addition, in February 2006, we issued 206,315 shares of non-vested stock under an executive compensation agreement in connection with a $12,379 obligation recorded as an accrued liability at December 31, 2005. During the quarter and six months ended June 30, 2005, we recorded deferred compensation of $2,534 and $5,166 associated with the issuance of 60,000 and 130,000 shares of non-vested common stock under the 2001 Plan.

Employee Stock Purchase Plan

During the quarters and six months ended June 30, 2006 and 2005, 4,514, 34,885, 23,467 and 47,969 shares of Watsco common stock were issued under an employee stock purchase plan, respectively, for which we received net proceeds of $300, $1,037, $1,172 and $1,400, respectively.

Stock Repurchased

Watsco’s Board of Directors in 1999 authorized the repurchase, at management’s discretion, of 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. During the quarter and six months ended June 30, 2006, repurchases totaled 190,300 and 243,600 shares at a cost of $11,673 and $15,328, respectively. Repurchases totaled 165,200 shares at a cost of $7,231 during the quarter and six months ended June 30, 2005. In aggregate, 6,034,213 shares of Common stock and Class B common stock have been repurchased at a cost of $100,219 since the inception of the program. The remaining 1,465,787 shares authorized for repurchase are subject to certain restrictions included in the debt agreements.

8.	Segment Reporting

There are two reportable business segments: the distribution of HVAC equipment and related parts and supplies (“Distribution”) segment and a temporary staffing and personnel staffing services business (“Staffing”) segment. The Distribution segment has similar products, customers, marketing strategies and operations. The operating segments are managed separately because each offers distinct products and services. Segment data for the quarter and six months ended June 30, 2006 and 2005 is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Distribution	$504,796	$437,396	$892,336	$778,064
Staffing	7,334	5,843	14,169	11,470
Elimination of intersegment Staffing revenues	(101)	(209)	(169)	(552)

Revenues from external customers	$512,029	$443,030	$906,336	$788,982

Operating Income (Loss):
Distribution	$52,372	$41,228	$79,383	$61,414
Staffing	216	166	238	289
Corporate expenses	(5,424)	(4,279)	(10,615)	(8,779)

	$47,164	$37,115	$69,006	$52,924

9.	Commitments and Contingencies

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance programs and for select subsidiaries’ health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At June 30, 2006, $4,712 of reserves was established related to such insurance programs versus $5,203 at December 31, 2005.

Minimum Royalty Payments

We are obligated under a licensing agreement with Whirlpool Corporation (“Whirlpool”) to make minimum annual royalty payments of $1,000 through 2011. In April 2005, Whirlpool and Watsco amended the licensing agreement, whereby if certain revenue targets are not met in 2005 and 2006, either party may terminate the licensing agreement.

10.	Recently Issued Accounting Standard

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, it requires expanded disclosure with respect to the uncertainty in income taxes. FIN No. 48 is effective January 1, 2007 and is not expected to have a material impact on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. Watsco has two business segments – the HVAC distribution (“Distribution”) segment, which accounted for 99% and 98% of revenues for the quarter and six months ended June 30, 2006, respectively, and a temporary staffing and permanent placement services (“Staffing”) segment.

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

Items Affecting Comparability Between Periods

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, share-based compensation was recognized only for grants of non-vested (restricted) stock and share-based compensation expense was not recognized for stock options. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

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

Our critical accounting policies are included in Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006. We believe that there have been no significant changes during the quarter and six months ended June 30, 2006 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

The following table summarizes information derived from the condensed consolidated statements of income expressed as a percentage of revenues for the quarters and six months ended June 30, 2006 and 2005:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.1	74.8	74.3	74.8

Gross profit	25.9	25.2	25.7	25.2
Selling, general and administrative expenses	16.7	16.8	18.1	18.5

Operating income	9.2	8.4	7.6	6.7
Interest expense, net	0.2	0.2	0.2	0.3
Income taxes	3.4	3.1	2.8	2.4

Net income	5.6%	5.1%	4.6%	4.0%

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

QUARTER ENDED JUNE 30, 2006 VS. QUARTER ENDED JUNE 30, 2005

Revenues for the quarter ended June 30, 2006 increased $69.0 million, or 16%, compared to the same period in 2005 including a $3.5 million contribution from locations acquired and opened offset by $.7 million from closed locations. On a same-store basis, revenues increased $66.2 million, or 15%, over the same period in 2005. The increase in same-store revenues is primarily due to a strong demand for residential and light-commercial HVAC products, price increases and sales growth of higher efficiency air conditioning systems, which sell at higher unit prices.

Gross profit for the quarter ended June 30, 2006 increased $21.0 million, or 19%, compared to the same period in 2005, primarily as a result of increased revenues. Gross profit margin for the quarter ended June 30, 2006 increased 70 basis-points to 25.9% versus 25.2% for the same period in 2005. The increase reflects higher margins on recently introduced higher efficiency air conditioning systems as well as improved margins for non-equipment products.

Selling, general and administrative expenses as a percent of revenues for the quarter ended June 30, 2006 decreased to 16.7% from 16.8% for the same period in 2005, from leveraging of fixed operating costs as compared to 2005. Selling, general and administrative expenses for the quarter ended June 30, 2006 increased $10.9 million, or 15%, compared to the same period in 2005. On a same-store basis, selling, general and administrative expenses were up 14% compared to the same period in 2005 primarily due to increases in certain variable expenses, which are directly related to our increased revenues and gross profit.

Net interest expense for the quarter ended June 30, 2006 increased $.1 million, or 15%, compared to the same period in 2005, primarily due to higher outstanding borrowings offset by a lower effective interest rate during the quarter.

The effective tax rate was 37.6% for the quarter ended June 30, 2006 and 38.0% for the quarter ended June 30, 2005. The decrease is due to the realization of employment tax credits and various other initiatives.

Net income for the quarter ended June 30, 2006 increased $6.3 million, or 28%, compared to the same period in 2005. The increase in net income was primarily driven by the higher revenues, expansion of gross profit margin, as well as lower levels of selling, general and administrative expenses as a percent of revenues discussed above.

SIX MONTHS ENDED JUNE 30, 2006 VS. SIX MONTHS ENDED JUNE 30, 2005

Revenues for the six months ended June 30, 2006 increased $117.4 million, or 15%, over the same period in 2005 including a $4.9 million contribution from locations acquired and opened offset by $1.8 million from closed locations. On a same-store basis, revenues increased $114.3 million, or 15%, over the same period in 2005. The increase in same-store revenues is primarily the result of a strong demand for residential and light-commercial HVAC products, price increases and sales growth of higher efficiency air conditioning systems, which sell at higher unit prices.

Gross profit for the six months ended June 30, 2006 increased $33.6 million, or 17%, compared to the same period in 2005, primarily as a result of increased revenues. Gross profit margin for the six months ended June 30, 2006 increased 50 basis-points to 25.7% versus 25.2% for the same period in 2005. This increase reflects higher margins on recently introduced higher efficiency air conditioning systems as well as improved margins for non-equipment products.

Selling, general and administrative expenses as a percent of revenues for the six months ended June 30, 2006 decreased to 18.1% from 18.5% for the same period in 2005, from leveraging of fixed operating costs as compared to 2005. Selling, general and administrative expenses for the six months ended June 30, 2006 increased $17.5 million, or 12%, compared to the same period in 2005. On a same-store basis, selling, general and administrative expenses were up 12% compared to the same period in 2005 primarily due to increases in certain variable expenses, which are directly related to our increased revenues and gross profit.

Net interest expense for the six months ended June 30, 2006 decreased $.1 million, or 5%, compared to the same period in 2005, primarily due to a lower effective interest rate offset by higher outstanding borrowings during the period.

The effective tax rate for the six months ended June 30, 2006 decreased to 37.7% from 38.0% for the six months ended June 30, 2005, as a result of the realization of employment tax credits and various other initiatives.

Net income for the six months ended June 30, 2006 increased $10.2 million, or 32%, compared to the same period in 2005. The increase in net income was primarily driven by the higher revenues, expansion of gross profit margin, as well as lower levels of selling, general and administrative expenses as a percent of revenues and decreased net interest expense discussed above.

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

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $100.0 million, expiring in December 2009. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions and issuances of letters of credit. Borrowings bear interest at primarily LIBOR-based rates plus a spread that is dependent upon Watsco’s financial performance (LIBOR plus .475% and .625% at June 30, 2006 and December 31, 2005, respectively). A variable commitment fee is paid on the unused portion of the credit line (.125% and .15% at June 30, 2006 and December 31, 2005, respectively). At June 30, 2006 and December 31, 2005, $60.0 million and $30.0 million, respectively, were outstanding under the revolving credit agreement.

A $125.0 million unsecured private placement shelf facility is also maintained as a source of borrowings. The uncommitted shelf facility provides long-term, fixed-rate financing through December 2007 as a complement to the variable rate borrowings available under the revolving credit agreement. $10.0 million and $20.0 million, respectively, of Senior Series A Notes (“Notes”) were outstanding at June 30, 2006 and December 31, 2005 under the facility bearing interest at 7.07%. The Notes will be repaid on April 9, 2007. Accordingly, $10.0 million is classified as “current” in the condensed consolidated balance sheet at June 30, 2006. Interest is paid on a quarterly basis. The Notes may be redeemed prior to maturity subject to a redemption premium and other restrictions.

Both the revolving credit agreement and the private placement shelf facility contain customary affirmative and negative covenants including certain financial covenants with respect to consolidated leverage, interest and debt coverage ratios and limit capital expenditures, dividends and share repurchases in addition to other restrictions. We believe that we are in compliance with all covenants and financial ratios at June 30, 2006.

At June 30, 2006 and December 31, 2005, one interest rate swap agreement was in effect with a notional value of $30.0 million to manage the net exposure to interest rate changes related to $30.0 million of borrowings under the revolving credit agreement. The interest rate swap agreement, which expires in October 2007, effectively converts the LIBOR-based variable rate borrowings into fixed rate borrowings. Developments in the capital markets are continuously monitored and swap transactions are entered into solely with established counterparties having investment grade ratings. See Note 4 to the condensed consolidated financial statements and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of Watsco’s December 31, 2005 Annual Report on Form 10-K for further information.

Working capital increased to $371.2 million at June 30, 2006 from $314.7 million at December 31, 2005, primarily due to our seasonal buildup of inventory in preparation for the summer selling season and in connection with the necessary inventory planning during the transition to higher efficiency air conditioning equipment, which have significantly higher unit prices as well as longer lead times from our primary suppliers. The increase in working capital was primarily funded by operating cash flows and borrowings under our revolving credit agreement.

Net cash used in operating activities was $19.2 million for the six months ended June 30, 2006 compared to $6.5 million for the same period in 2005. The decrease in operating cash flows resulted from the aforementioned increase in inventory levels offset by the timing of payments for accrued expenses and higher net income in 2006. Operating cash flows for 2006 were also affected by the classification of $8.1 million in excess tax benefits from share-based compensation as a financing cash inflow rather than an operating cash inflow as a result of adopting SFAS No. 123R on January 1, 2006. See Note 1 to the condensed consolidated financial statements for further information on the impact of SFAS No. 123R to our condensed consolidated statements of cash flows.

Net cash used in investing activities decreased to $4.5 million for the six months ended June 30, 2006 from $51.6 million for the same period in 2005, primarily due to an acquisition in 2005.

The results of operations of acquired locations have been included in the condensed consolidated financial statements from their respective dates of acquisition. The proforma effect of these acquisitions was not deemed material to the condensed consolidated financial statements for the quarter and six months ended June 30, 2006 and 2005.

Net cash provided by financing activities of $3.3 million in 2006 resulted primarily from net borrowings under the revolving credit agreement, $8.1 million in excess tax benefits from share-based compensation classified as a financing cash inflow that would have been classified as an operating cash inflow had we not adopted SFAS No. 123R and proceeds received from the exercise of stock options and from purchases under an employee stock purchase plan, partially offset by stock repurchases, the payment of cash dividends and a $10.0 million repayment of long-term notes.

Watsco’s Board of Directors in 1999 authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. Repurchases totaled 243,600 shares at a cost of $15.3 million during the six months ended June 30, 2006. In aggregate, 6.0 million shares of Common stock and Class B common stock have been repurchased at a cost of $100.2 million since the inception of the program. The remaining 1.5 million shares authorized for repurchase are subject to certain restrictions included in the debt agreements.

Cash dividends of $.45 per share and $.28 per share of Common stock and Class B common stock were paid during the six months ended June 30, 2006 and 2005, respectively. On July 3, 2006, Watsco declared its regular quarterly cash dividend of $.25 per share of Common stock and Class B common stock payable on July 31, 2006 to shareholders of record as of July 14, 2006. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under debt agreements, future prospects and other factors deemed relevant by Watsco’s Board of Directors.

We believe there is adequate availability of capital from operations and current credit facilities to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of June 30, 2006, we had $7.2 million of cash and cash equivalents, $35.3 million of additional borrowing capacity under the revolving credit agreement and $115.0 million available under the private placement shelf facility (subject to certain borrowing limitations) to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities if required.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on Watsco or its business or operations. For additional information identifying some other important factors which may affect Watsco’s operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Commission filings, including but not limited to, the discussion included in the Business section of Watsco’s December 31, 2005 Annual Report on Form 10-K under the headings “General Risk Factors” and “Business Risk Factors.” Forward-looking statements speak only as of the date the statement was made. Watsco assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Senior Vice President and Chief Financial Officer have performed an evaluation of Watsco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2006, and, based upon such evaluation, each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, Watsco’s internal controls over financial reporting.

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

Information about risk factors for the quarter ended June 30, 2006, does not differ materially from that set forth in Part I, Item 1A, of Watsco’s 2005 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information for the quarter ended June 30, 2006 with respect to any purchase made by or on behalf of Watsco or any affiliated purchaser of shares of any class of Watsco equity securities:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (at end of period)(1)
April 1 – April 30, 2006	108,400	$66.13	108,400	1,547,687

May 1 – May 31, 2006	—	—	—	1,547,687

June 1 – June 30, 2006	81,900	$54.93	81,900	1,465,787

Total	190,300	$61.31	190,300	1,465,787

(1)	Watsco’s Board of Directors has authorized the repurchase (originally adopted in September 1999), at management’s discretion, of 7.5 million shares of common stock to be repurchased in the open market or via private transactions. Through June 30, 2006, 6.0 million shares of Common and Class B common stock have been repurchased at a cost of $100.2 million since the inception of the program. The remaining 1.5 million shares authorized for repurchase are subject to certain restrictions included in the debt agreements.

Dividends

Cash dividends of $.25 per share, $.14 per share, $.45 per share and $.28 per share of Common stock and Class B common stock were paid during the quarters and six months ended June 30, 2006 and 2005, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under the debt agreements, future prospects and other factors deemed relevant by Watsco’s Board of Directors.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company’s 2006 Annual Meeting of Shareholders was held on May 26, 2006.

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

	Votes For	Votes Withheld
Common Stock Directors
Victor M. Lopez	20,707,334	446,912
Gary L. Tapella	18,688,181	2,466,065
Sherwood M. Weiser	20,855,994	298,252

Class B Common Stock Directors
Frederick H. Joseph	37,572,930	35,040
George P. Sape	37,573,470	34,500
Cesar L. Alvarez	37,447,470	160,500
Paul F. Manley	37,549,190	58,780
Albert H. Nahmad	37,424,860	183,110

Mr. Tapella was elected to a one-year term and Messrs. Lopez and Weiser were re-elected to a one-year term. Messrs. Joseph and Sape were re-elected to a two-year term. Messrs. Alvarez, Manley and Nahmad were re-elected to a three-year term. Additionally, Mr. Bob L. Moss will continue to serve as a director of the Company.

(c)	A proposal was voted upon at the Annual Meeting of Shareholders to re-approve the material terms of the performance goal under the performance award provisions of the Company’s 2001 Incentive Compensation Plan.

The combined vote of the Company’s Common stock and Class B common stock was as follows:

For	55,364,909
Against	3,264,331
Withheld	132,975

Item 5.	Other Information

 None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Senior Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

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

August 9, 2006

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