Form 10-Q
period 2006-09-30
WATSCO INC
filed 2006-11-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,121,312 shares of Common stock ($.50 par value), excluding treasury shares of 5,985,950 and 3,702,518 shares of Class B common stock ($.50 par value), excluding treasury shares of 48,263 were outstanding as of November 6, 2006.

WATSCO, INC. AND SUBSIDIARIES

2 of 22

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$506,858	$477,553	$1,413,194	$1,266,535
Cost of sales	373,645	357,435	1,047,413	947,467

Gross profit	133,213	120,118	365,781	319,068
Selling, general and administrative expenses	85,846	79,963	249,408	225,989

Operating income	47,367	40,155	116,373	93,079
Interest expense, net	1,101	748	3,020	2,771

Income before income taxes	46,266	39,407	113,353	90,308
Income taxes	17,215	15,060	42,507	34,407

Net income	$29,051	$24,347	$70,846	$55,901

Earnings per share for Common and Class B common stock:
Basic	$1.11	$0.94	$2.71	$2.15

Diluted	$1.05	$0.88	$2.54	$2.02

Weighted average Common and Class B common shares and equivalent shares used to calculate earnings per share:
Basic	26,136	26,030	26,148	26,003

Diluted	27,689	27,777	27,854	27,701

See accompanying notes to condensed consolidated financial statements.

3 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$790	$27,650
Accounts receivable, net	212,227	191,747
Inventories	322,444	266,543
Other current assets	13,972	8,051

Total current assets	549,433	493,991

Property and equipment, net	20,757	17,244
Goodwill and intangibles, net	164,036	163,686
Other assets	3,668	3,810

	$737,894	$678,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$10,081	$10,079
Accounts payable	103,933	100,829
Accrued expenses and other current liabilities	45,981	68,390

Total current liabilities	159,995	179,298

Long-term obligations:
Borrowings under revolving credit agreement	55,000	30,000
Long-term notes, net of current portion	—	10,000
Other long-term obligations, net of current portion	129	189

Total long-term obligations	55,129	40,189

Deferred income taxes and other liabilities	12,669	8,594

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $.50 par value	15,051	14,931
Class B common stock, $.50 par value	1,876	1,696
Paid-in capital	251,776	264,903
Deferred compensation on non-vested stock	—	(35,894)
Accumulated other comprehensive loss, net of tax	(197)	(478)
Retained earnings	341,814	290,383
Treasury stock, at cost	(100,219)	(84,891)

Total shareholders’ equity	510,101	450,650

	$737,894	$678,731

See accompanying notes to condensed consolidated financial statements.

4 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$70,846	$55,901
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,383	4,378
Share-based compensation	3,863	1,864
Tax benefits from share-based compensation	—	6,959
Excess tax benefits from share-based compensation	(8,226)	—
Provision for doubtful accounts	2,126	1,029
Gain on sale of property and equipment	(88)	(1,150)
Gain on sale of available-for-sale securities	—	(106)
Other, net	5,396	5,729
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,134)	(38,992)
Inventories	(54,516)	(31,001)
Accounts payable and other liabilities	(5,955)	27,645
Other, net	(5,621)	3

Net cash (used in) provided by operating activities	(9,926)	32,259

Cash flows from investing activities:
Capital expenditures	(7,944)	(4,083)
Business acquisitions, net of cash acquired	(1,137)	(49,480)
Proceeds from sale of available-for-sale securities	—	160
Proceeds from sale of property and equipment	249	1,448

Net cash used in investing activities	(8,832)	(51,955)

Cash flows from financing activities:
Common and Class B common stock dividends	(19,414)	(11,467)
Purchase of treasury stock	(15,328)	(8,611)
Repayment of long-term notes	(10,000)	(10,000)
Net (repayments of) proceeds from other long-term obligations	(58)	186
Net proceeds from issuances of common stock	3,472	6,666
Excess tax benefits from share-based compensation	8,226	—
Net borrowings under revolving credit agreement	25,000	—

Net cash used in financing activities	(8,102)	(23,226)

Net decrease in cash and cash equivalents	(26,860)	(42,922)
Cash and cash equivalents at beginning of period	27,650	85,144

Cash and cash equivalents at end of period	$790	$42,222

See accompanying notes to condensed consolidated financial statements.

5 of 22

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(In thousands, except share and per share data)

(Unaudited)

1. Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2005, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, “Watsco,” which may be referred to as we, us or our) audited consolidated financial statements, and the September 30, 2006 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2005 Annual Report on Form 10-K. All amounts, except share and per share data, are expressed in thousands of dollars.

The results of operations for the quarter and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by Watsco have historically been seasonal with revenues generally increasing during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter.

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

Accounting Change

At September 30, 2006, we had two share-based compensation plans for employees, which are described more fully in Note 2. Prior to January 1, 2006, we accounted for those plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, share-based compensation was recognized only for grants of non-vested (restricted) stock and share-based compensation expense was not recognized for stock options. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation expense recognized during the quarter and nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

The impact of adopting SFAS No. 123R on January 1, 2006 was a reduction of our income before income taxes and net income of $360 and $226, respectively, for the quarter ended September 30, 2006 and $1,132 and $707, respectively, for the nine months ended September 30, 2006. Also, basic and diluted earnings per share were reduced by $.01 for the quarter ended September 30, 2006 and $.03 for the nine months ended September 30, 2006, as a result of adopting SFAS No. 123R.

6 of 22

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefits of $8,226 classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the intrinsic value of our non-vested stock was recorded as deferred compensation as of December 31, 2005. Upon the adoption of SFAS No. 123R on January 1, 2006, the deferred compensation balance of $35,894 was reclassified to paid-in capital.

In accordance with the modified prospective transition method, results for the quarter and nine months ended September 30, 2005 have not been restated. Had compensation cost been determined based on the fair value method at the grant dates for awards under the stock-based compensation plans consistent with the method of SFAS No. 123, pro forma net income and earnings per share would be as follows for the quarter and nine months ended September 30, 2005:

	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$24,347	$55,901
Share-based compensation expense included in net income, net of tax	401	1,155
Share-based compensation expense determined under the fair value-based method, net of tax	(756)	(2,370)

Net income, pro forma	$23,992	$54,686

Basic earnings per share for Common and Class B common stock:
As reported	$0.94	$2.15
Pro forma	$0.92	$2.10

Diluted earnings per share for Common and Class B common stock:
As reported	$0.88	$2.02
Pro forma	$0.86	$1.97

2. Share-Based Compensation

Share-Based Compensation Plans

At September 30, 2006, we had two share-based compensation plans for employees. The 2001 Incentive Compensation Plan (the “2001 Plan”) provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, non-vested (restricted) stock, performance awards, dividend equivalents, deferred stock and stock appreciation rights at no less than 100% of the market price on the date the award is granted. To date, awards under the 2001 Plan consist of non-qualified stock options and non-vested stock. Under the 2001 Plan, awards for an aggregate of 3,000,000 shares of Common and Class B common stock may be granted. Options under the 2001 Plan vest over two to five years of service and have contractual terms of five to ten years. Awards of non-vested stock, which are granted at no cost to the employee, vest upon attainment of a certain age, generally the employee’s respective retirement age. Vesting may be accelerated in certain circumstances prior to the original vesting date. We also maintain the 1991 Stock Option Plan (the “1991 Plan”), which expired during 2001; therefore, no additional options may be granted. Options under the 1991 Plan vest over two to five years of service and have contractual terms of ten years.

7 of 22

A summary of stock option activity under the 2001 Plan and 1991 Plan as of September 30, 2006, and changes during the nine months ended September 30, 2006, is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	2,589,363	$17.30
Granted	87,500	62.48
Exercised	(417,050)	15.89
Forfeited	(21,567)	31.35

Options outstanding at September 30, 2006	2,238,246	$19.19	3.5	$61,940

Options exercisable at September 30, 2006	1,719,363	$13.73	3.3	$55,577

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $15.54 and $10.85, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $21,990 and $6,006, respectively. The fair value of stock options vested during the nine months ended September 30, 2006 and 2005 was $494 and $1,300, respectively.

A summary of non-vested stock issued as of September 30, 2006, and changes during the nine months ended September 30, 2006, is shown below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested stock outstanding at January 1, 2006	1,593,561	$26.62
Granted	81,044	67.94
Vested	—	—
Forfeited	—	—

Non-vested stock outstanding at September 30, 2006	1,674,605	$28.62

The weighted-average grant date fair value of non-vested stock granted during the nine months ended September 30, 2006 and 2005 was $67.94 and $39.74, respectively. There were no non-vested stock awards granted during the quarters ended September 30, 2006 and 2005. The fair value of stock vested during the quarter and nine months ended September 30, 2005 was $66 and $348. No non-vested stock vested during the quarter and nine months ended September 30, 2006.

Share-Based Compensation Fair Value Assumptions

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing valuation model based on the weighted-average assumptions noted in the table below. The fair value of the stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options. Expected volatility is based on historical volatility of Watsco’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. We use historical data to estimate stock option forfeitures within the valuation model. All of the awards granted during the quarter and nine months ended September 30, 2006 meet the definition of “plain vanilla” options, as defined in SEC Staff Accounting Bulletin No. 107. The expected term of stock option awards granted represents the period of time that stock option awards granted are expected to be outstanding and was calculated using the simplified method for plain vanilla options.

8 of 22

The weighted-average assumptions relating to the valuation of our stock options for the quarter and nine months ended September 30, 2006 were as follows:

	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected term in years	4.25	4.25
Risk-free rate	4.59%	4.93%
Expected volatility	25.19%	24.11%
Expected dividends	1.54%	1.30%

Share-Based Compensation Expense

The following table provides information on share-based compensation expense and tax benefits recognized during the quarters and nine months ended September 30, 2006 and 2005:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Share-based compensation expense	$1,326	$648	$3,863	$1,864
Income tax benefit	(489)	(247)	(1,448)	(709)

Share-based compensation expense, net of tax	$837	$401	$2,415	$1,155

Cash received from Watsco Common and Class B common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2006 and 2005, was $301, $2,919, $2,075 and $4,938, respectively. During the nine months ended September 30, 2006, 150,086 shares of Watsco common stock with an aggregate market value of $10,563 were delivered as payment for a stock option exercise and related tax withholding. These shares were then retired. The actual tax benefit realized for the tax deductions from share-based compensation plans totaled $99, $5,004, $8,246 and $6,959, for the quarters and nine months ended September 30, 2006 and 2005, respectively.

At September 30, 2006, there was $2,342 of unrecognized share-based compensation expense related to non-vested stock options granted under the 2001 Plan, which is expected to be recognized over a weighted-average period of 2.3 years. At September 30, 2006, there was $38,669 of unrecognized share-based compensation expense related to non-vested stock granted, which is expected to be recognized over a weighted-average period of 11.6 years. In the event that vesting is accelerated for any circumstance, as defined in the related agreements, the remaining unrecognized share-based compensation expense would be immediately recognized as a charge to earnings. Approximately $29,000 of the unrecognized share-based compensation for shares of non-vested stock is related to awards granted to Watsco’s Chief Executive Officer that vest upon his attainment of age 78.

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

For the basic earnings per share calculation, net income available to Watsco’s shareholders is allocated among our two classes of common stock: Common stock and Class B common stock. The allocation among each class is based upon the two-class method on a one-for-one per share basis. The following table shows

9 of 22

how net income is allocated using this method for the quarters and nine months ended September 30, 2006 and 2005:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income available to shareholders	$29,051	$24,347	$70,846	$55,901

Allocation of net income for Basic:
Common stock	$25,969	$21,766	$63,333	$49,968
Class B common stock	3,082	2,581	7,513	5,933

	$29,051	$24,347	$70,846	$55,901

The diluted earnings per share calculation assumes the conversion of all of Watsco’s Class B common stock into Common stock as of the beginning of the period, so no allocation of earnings to Class B common stock is required.

The following summarizes the weighted-average number of Common and Class B common shares outstanding during the year and is used to calculate earnings per share of Common and Class B common stock including the potentially dilutive impact of stock options and non-vested shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares for the quarters and nine months ended September 30, 2006 and 2005:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted-average Common and Class B common shares outstanding for basic earnings per share	26,136,180	26,029,551	26,147,666	26,002,954

Weighted-average Common shares outstanding for basic earnings per share	23,363,343	23,269,699	23,374,829	23,243,102
Diluted shares resulting from:
Stock options	917,397	1,159,925	1,033,203	1,149,095
Non-vested stock	635,377	587,969	672,772	549,348
Effect of assuming conversion of Class B Common shares into Common stock	2,772,837	2,759,852	2,772,837	2,759,852

Shares for diluted earnings per share	27,688,954	27,777,445	27,853,641	27,701,397

Diluted earnings per share excluded 159,380 and 8,500 shares for the quarters ended September 30, 2006 and 2005 and 55,832 and 20,000 shares for the nine months ended September 30, 2006 and 2005, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, 285,923 and no shares for the quarters ended September 30, 2006 and 2005 and 285,923 and 67,500 shares for the nine months ended September 30, 2006 and 2005, respectively, related to non-vested stock were considered anti-dilutive.

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

10 of 22

At September 30, 2006, December 31, 2005 and September 30, 2005, one interest rate swap agreement was in effect with a notional value of $30,000 maturing in 2007. The swap agreement exchanges the variable rate of 90-day LIBOR to fixed interest rate payments of 6.25%. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required for hedge ineffectiveness during the quarters and nine months ended September 30, 2006 or 2005. The negative fair value of the derivative financial instrument was $369 and $927 at September 30, 2006 and December 31, 2005, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the accompanying condensed consolidated balance sheets.

At September 30, 2006 and December 31, 2005, $197, net of deferred tax benefits of $118, and $478, net of deferred tax benefits of $294, respectively, was recorded in other comprehensive loss (“OCL”) associated with the cash flow hedge.

The net change in OCL during the quarters and nine months ended September 30, 2006 and 2005, reflected the reclassification of $38, net of income tax benefit of $23, $130, net of income tax benefit of $80, $179, net of income tax benefit of $108, and $450, net of income tax benefit of $277, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a quarterly basis as interest payments occur. As of September 30, 2006, approximately $400 in unrealized losses on the derivative instrument accumulated in OCL is expected to be reclassified to earnings during the next twelve months using a current three month LIBOR-based average receive rate (5.04% at September 30, 2006).

5. Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized gains on available-for-sale securities and the effective portion of a cash flow hedge as further discussed in Note 4. The components of comprehensive income for the quarter and nine months ended September 30, 2006 and 2005, respectively, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$29,051	$24,347	$70,846	$55,901
Changes in unrealized gains on available-for-sale securities arising during the period, net of income tax benefit of $0, $0, $0 and $6, respectively	—	—	—	(10)
Less: reclassification adjustment for net securities gains realized in net income, net of income tax expense of $0, $0, $0 and $40, respectively	—	—	—	(66)
Changes in unrealized losses on derivative instrument, net of income tax benefit (expense) of $18, $(187), $(177) and $(434), respectively	(31)	304	281	705

Comprehensive income	$29,020	$24,651	$71,127	$56,530

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

11 of 22

to record these transactions. The preliminary purchase price allocations, including goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, may change during the year of acquisition as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.

The results of operations of these locations have been included in the condensed consolidated financial statements from their respective dates of acquisition. The proforma effect of these acquisitions was not deemed material to the condensed consolidated financial statements for the quarters and nine months ended September 30, 2006 and 2005.

7. Shareholders’ Equity

Dividends Declared

The Board of Directors of Watsco declared cash dividends on Common and Class B common stock of $.25 per share, $.14 per share, $.70 per share and $.42 per share for the quarters and nine months ended September 30, 2006 and 2005, respectively. In October 2006, Watsco’s Board of Directors declared its regular quarterly cash dividend of $.25 per share of Common stock and Class B common stock payable October 31, 2006 to shareholders of record as of October 13, 2006.

Non-Vested Stock Awards

No shares of non-vested common stock were granted under the 2001 Plan during the quarter ended September 30, 2006. During the nine months ended September 30, 2006, we granted 81,044 shares of non-vested common stock under the 2001 Plan. Share-based compensation for these awards was recorded in accordance with FAS No. 123R, as discussed in Note 2. In addition, in February 2006, we issued 206,315 shares of non-vested stock under an executive compensation agreement in connection with a $12,379 obligation recorded as an accrued liability at December 31, 2005. No shares of non-vested common stock were granted under the 2001 Plan during the quarter ended September 30, 2005. During the nine months ended September 30, 2005, we recorded deferred compensation of $5,166 associated with the issuance of 130,000 shares of non-vested common stock under the 2001 Plan.

Employee Stock Purchase Plan

During the quarters and nine months ended September 30, 2006 and 2005, 4,248, 8,915, 27,715 and 56,884 shares of Watsco common stock were issued under an employee stock purchase plan, respectively, for which we received net proceeds of $225, $328, $1,397 and $1,728, respectively.

Stock Repurchased

Watsco’s Board of Directors in 1999 authorized the repurchase, at management’s discretion, of 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. During the nine months ended September 30, 2006, repurchases totaled 243,600 shares at a cost of $15,328. There were no repurchases during the quarter ended September 30, 2006. Repurchases totaled 30,000 and 195,200 shares at a cost of $1,380 and $8,611 during the quarter and nine months ended September 30, 2005, respectively. In aggregate, 6,034,213 shares of Common stock and Class B common stock have been repurchased at a cost of $100,219 since the inception of the program. The remaining 1,465,787 shares authorized for repurchase are subject to certain restrictions included in the debt agreements.

12 of 22

8. Segment Reporting

Watsco has one reportable segment: the distribution of HVAC equipment and related parts and supplies (“Distribution”) segment. Our other segment represents our national temporary staffing and permanent placement services business. Segment data for the quarter and nine months ended September 30, 2006 and 2005 is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Distribution	$499,310	$470,996	$1,391,646	$1,249,060
Other	7,681	6,720	21,850	18,190
Elimination of intersegment revenues	(133)	(163)	(302)	(715)

Revenues from external customers	$506,858	$477,553	$1,413,194	$1,266,535

Operating Income:
Distribution	$52,167	$44,815	$131,550	$106,229
Other	282	160	520	449
Corporate expenses	(5,082)	(4,820)	(15,697)	(13,599)

	$47,367	$40,155	$116,373	$93,079

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance programs and for one subsidiary’s health benefit program. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverages. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. At September 30, 2006, $4,838 of reserves was established related to such insurance programs versus $5,203 at December 31, 2005.

Minimum Royalty Payments

We are obligated under a licensing agreement with Whirlpool Corporation (“Whirlpool”) to make minimum annual royalty payments of $1,000 through 2011. In April 2005, Whirlpool and Watsco amended the licensing agreement, whereby if certain revenue targets are not met in 2005 and 2006, either party may terminate the licensing agreement.

10. Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

13 of 22

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact of adopting SAB No. 108 but we do not expect that it will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, it requires expanded disclosure with respect to the uncertainty in income taxes. FIN No. 48 is effective January 1, 2007 and is not expected to have a material impact on our consolidated financial statements.

11. Subsequent Event

In October 2006, one of our subsidiaries completed the acquisition of a wholesale distributor of air conditioning, refrigeration and heating products with locations in Tennessee, Mississippi and Arkansas. The purchase price of the acquisition included a cash payment of approximately $5,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. Watsco has one reportable segment as defined under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,”—the HVAC distribution (“Distribution”) segment. Our Distribution segment accounted for 98% of revenues for the quarter and nine months ended September 30, 2006. Our other segment represents our national temporary staffing and permanent placement services business.

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

14 of 22

Items Affecting Comparability Between Periods

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, share-based compensation was recognized only for grants of non-vested (restricted) stock and share-based compensation expense was not recognized for stock options. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

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

Our critical accounting policies are included in Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006. We believe that there have been no significant changes during the quarter and nine months ended September 30, 2006 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

15 of 22

Results of Operations

The following table presents information derived from the condensed consolidated statements of income expressed as a percentage of revenues for the quarters and nine months ended September 30, 2006 and 2005:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.7	74.8	74.1	74.8

Gross profit	26.3	25.2	25.9	25.2
Selling, general and administrative expenses	17.0	16.8	17.7	17.9

Operating income	9.3	8.4	8.2	7.3
Interest expense, net	0.2	0.2	0.2	0.2
Income taxes	3.4	3.1	3.0	2.7

Net income	5.7%	5.1%	5.0%	4.4%

The following narratives include the results of operations for businesses acquired. The acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the condensed consolidated results beginning on their respective dates of acquisition. In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired, locations opened in new markets and locations closed during the prior twelve months.

QUARTER ENDED SEPTEMBER 30, 2006 VS. QUARTER ENDED SEPTEMBER 30, 2005

Revenues for the quarter ended September 30, 2006 increased $29.3 million, or 6%, compared to the same period in 2005 including a $4.5 million contribution from locations acquired and opened offset by $.2 million from closed locations. On a same-store basis, revenues increased $25.0 million, or 5%, over the same period in 2005. The increase in same-store revenues reflects improving sales mix from the introduction of higher efficiency air conditioning systems, which sell at higher unit prices, and strong demand for commercial refrigeration products.

Gross profit for the quarter ended September 30, 2006 increased $13.1 million, or 11%, compared to the same period in 2005, primarily as a result of increased revenues. Gross profit margin for the quarter ended September 30, 2006 increased 110 basis-points to 26.3% versus 25.2% for the same period in 2005. The increase reflects higher margins on recently introduced higher efficiency air conditioning systems as well as improved margins for non-equipment products.

Selling, general and administrative expenses as a percent of revenues for the quarter ended September 30, 2006 increased slightly to 17.0% from 16.8% for the same period in 2005. Selling, general and administrative expenses for the quarter ended September 30, 2006 increased $5.9 million, or 7%, compared to the same period in 2005. The increase was due to operating costs related to recently opened locations, delivery and handling costs from the transfer and movement of inventory during the 13 SEER transition, higher bad debt expense and share-based compensation expense related to the implementation of SFAS No. 123R.

Net interest expense for the quarter ended September 30, 2006 increased $.4 million, or 47%, compared to the same period in 2005, primarily due to higher outstanding borrowings.

The effective tax rate was 37.2% for the quarter ended September 30, 2006 and 38.2% for the quarter ended September 30, 2005. The decrease is due to the realization of employment tax credits and various other initiatives.

Net income for the quarter ended September 30, 2006 increased $4.7 million, or 19%, compared to the same period in 2005. The increase in net income was primarily driven by the higher revenues and expansion of gross profit margin discussed above.

16 of 22

NINE MONTHS ENDED SEPTEMBER 30, 2006 VS. NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues for the nine months ended September 30, 2006 increased $146.7 million, or 12%, over the same period in 2005 including a $9.4 million contribution from locations acquired and opened offset by $2.1 million from closed locations. On a same-store basis, revenues increased $139.3 million, or 11%, over the same period in 2005. The increase in same-store revenues is primarily the result of strong demand for HVAC and commercial refrigeration products, price increases and sales growth of higher efficiency air conditioning systems, which sell at higher unit prices.

Gross profit for the nine months ended September 30, 2006 increased $46.7 million, or 15%, compared to the same period in 2005, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2006 increased 70 basis-points to 25.9% versus 25.2% for the same period in 2005. This increase reflects higher margins on recently introduced higher efficiency air conditioning systems as well as improved margins for non-equipment products.

Selling, general and administrative expenses as a percent of revenues for the nine months ended September 30, 2006 decreased to 17.7% from 17.9% for the same period in 2005, from leveraging of fixed operating costs as compared to 2005. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $23.4 million, or 10%, compared to the same period in 2005. On a same-store basis, selling, general and administrative expenses were up 10% compared to the same period in 2005 primarily due to increases in certain variable expenses, which are directly related to our increased revenues and gross profit.

Net interest expense for the nine months ended September 30, 2006 increased $.2 million, or 9%, compared to the same period in 2005, primarily due to higher outstanding borrowings, offset by a lower effective interest rate during the period.

The effective tax rate for the nine months ended September 30, 2006 decreased to 37.5% from 38.1% for the nine months ended September 30, 2005, as a result of the realization of employment tax credits and various other initiatives.

Net income for the nine months ended September 30, 2006 increased $14.9 million, or 27%, compared to the same period in 2005. The increase in net income was primarily driven by the higher revenues, expansion of gross profit margin and lower levels of selling, general and administrative expenses as a percent of revenues discussed above.

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

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $100.0 million, expiring in December 2009. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions and issuances of letters of credit. Borrowings bear interest at primarily LIBOR-based rates plus a spread that is dependent upon Watsco’s financial performance (LIBOR plus .625% at September 30, 2006 and December 31, 2005). A variable commitment fee is paid on the unused portion of the credit line (.15% at September 30, 2006 and December 31, 2005). At September 30, 2006 and December 31, 2005, $55.0 million and $30.0 million, respectively, were outstanding under the revolving credit agreement.

A $125.0 million unsecured private placement shelf facility is also maintained as a source of borrowings. The uncommitted shelf facility provides long-term, fixed-rate financing through December 2007 as a

17 of 22

complement to the variable rate borrowings available under the revolving credit agreement. $10.0 million and $20.0 million, respectively, of Senior Series A Notes (“Notes”) were outstanding at September 30, 2006 and December 31, 2005 under the facility bearing interest at 7.07%. The Notes will be repaid on April 9, 2007. Accordingly, $10.0 million is classified as “current” in the condensed consolidated balance sheet at September 30, 2006. Interest is paid on a quarterly basis. The Notes may be redeemed prior to maturity subject to a redemption premium and other restrictions.

Both the revolving credit agreement and the private placement shelf facility contain customary affirmative and negative covenants including certain financial covenants with respect to consolidated leverage, interest and debt coverage ratios and limit capital expenditures, dividends and share repurchases in addition to other restrictions. We believe that we are in compliance with all covenants and financial ratios at September 30, 2006.

At September 30, 2006 and December 31, 2005, one interest rate swap agreement was in effect with a notional value of $30.0 million to manage the net exposure to interest rate changes related to $30.0 million of borrowings under the revolving credit agreement. The interest rate swap agreement, which expires in October 2007, effectively converts the LIBOR-based variable rate borrowings into fixed rate borrowings. Developments in the capital markets are continuously monitored and swap transactions are entered into solely with established counterparties having investment grade ratings. See Note 4 to the condensed consolidated financial statements and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of Watsco’s December 31, 2005 Annual Report on Form 10-K for further information.

Working capital increased to $389.4 million at September 30, 2006 from $314.7 million at December 31, 2005, primarily due to increased inventory levels in connection with the transition to higher efficiency air conditioning equipment, which have significantly higher unit prices as well as longer lead times from our primary suppliers. The increase in working capital was primarily funded by operating cash flows and borrowings under our revolving credit agreement.

Net cash used in operating activities was $9.9 million for the nine months ended September 30, 2006 compared to net cash provided by operating activities of $32.3 million for the same period in 2005. The decrease in operating cash flows resulted from the aforementioned increase in inventory levels offset by higher net income in 2006. Operating cash flows for 2006 were also affected by the classification of $8.2 million in excess tax benefits from share-based compensation as a financing cash inflow rather than an operating cash inflow as a result of adopting SFAS No. 123R on January 1, 2006. See Note 1 to the condensed consolidated financial statements for further information on the impact of SFAS No. 123R to our condensed consolidated statements of cash flows.

Net cash used in investing activities decreased to $8.8 million for the nine months ended September 30, 2006 from $52.0 million for the same period in 2005, primarily due to an acquisition in 2005.

The results of operations of acquired locations have been included in the condensed consolidated financial statements from their respective dates of acquisition. The proforma effect of these acquisitions was not deemed material to the condensed consolidated financial statements for the quarter and nine months ended September 30, 2006 and 2005.

Net cash used in financing activities of $8.1 million in 2006 resulted primarily from the payment of cash dividends, stock repurchases and a $10.0 million repayment of long-term notes, partially offset by net borrowings under the revolving credit agreement, $8.2 million in excess tax benefits from share-based compensation classified as a financing cash inflow that would have been classified as an operating cash inflow had we not adopted SFAS No. 123R and proceeds received from the exercise of stock options and from purchases under an employee stock purchase plan.

Watsco’s Board of Directors in 1999 authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. Repurchases totaled 243,600 shares at a cost of $15.3 million during the nine months ended September 30, 2006. In aggregate, 6.0 million shares of Common stock and Class B common stock have been repurchased at a cost of $100.2 million since the inception of the program. The remaining 1.5 million shares authorized for repurchase are subject to certain restrictions included in the debt agreements.

18 of 22

Cash dividends of $.70 per share and $.42 per share of Common stock and Class B common stock were paid during the nine months ended September 30, 2006 and 2005, respectively. On October 2, 2006, Watsco declared its regular quarterly cash dividend of $.25 per share of Common stock and Class B common stock payable on October 31, 2006 to shareholders of record as of October 13, 2006. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under debt agreements, future prospects and other factors deemed relevant by Watsco’s Board of Directors.

We believe there is adequate availability of capital from operations and current credit facilities to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of September 30, 2006, we had $40.6 million of additional borrowing capacity under the revolving credit agreement and $115.0 million available under the private placement shelf facility (subject to certain borrowing limitations) to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities if required.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on Watsco or its business or operations. For additional information identifying some other important factors which may affect Watsco’s operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Commission filings, including but not limited to, the discussion included in Part I, Item 1A – Risk Factors of our December 31, 2005 Annual

19 of 22

Report on Form 10-K under the headings “General Risk Factors” and “Business Risk Factors” and in Part II, Item 1A – Risk Factors of our Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date the statement was made. Watsco assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Senior Vice President and Chief Financial Officer have performed an evaluation of Watsco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2006, and, based upon such evaluation, each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, Watsco’s internal controls over financial reporting.

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

Item 1A. Risk Factors

Information about risk factors for the quarter ended September 30, 2006, does not differ materially from that set forth in Part I, Item 1A, of Watsco’s 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Watsco’s Board of Directors has authorized the repurchase (originally adopted in September 1999), at management’s discretion, of 7.5 million shares of common stock to be repurchased in the open market or via private transactions. Through September 30, 2006, 6.0 million shares of Common and Class B common stock have been repurchased at a cost of $100.2 million since the inception of the program. The remaining 1.5 million shares authorized for repurchase are subject to certain restrictions included in the debt agreements. During the quarter ended September 30, 2006, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

20 of 22

Dividends

Cash dividends of $.25 per share, $.14 per share, $.70 per share and $.42 per share of Common stock and Class B common stock were paid during the quarters and nine months ended September 30, 2006 and 2005, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under the debt agreements, future prospects and other factors deemed relevant by Watsco’s Board of Directors.

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

November 9, 2006

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