Form 10-K
period 2006-12-31
WATSCO INC
filed 2007-03-01
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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

The aggregate market value of the registrant’s voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,446 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number all executive officers and directors of the registrant as of June 30, 2006 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares of common stock outstanding as of February 15, 2007 was 24,147,428 shares of Common stock, excluding treasury shares of 5,985,950, and 3,702,519 shares of Class B common stock, excluding treasury shares of 48,263.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2006, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A).

WATSCO, INC.

Index to Annual Report

on Form 10-K

Year Ended December 31, 2006

PART I

ITEM 1.	BUSINESS

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco”, which may be referred to as we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating, and refrigeration equipment and related parts and supplies (“HVAC”) in the United States. We presently operate from 380 locations in 32 states. Our revenues have increased from $80 million in 1989 to over $1.8 billion in 2006 via a strategy of acquiring companies with established market positions and subsequently building revenue and profit growth from a combination of adding locations, products, services and other initiatives.

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

Based on data published by the Air Conditioning and Refrigeration Institute (“ARI”), the Gas Appliance Manufacturers Association and other available data, we estimate the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the United States is approximately $26 billion with unitary equipment shipments having grown at a compounded annual rate of 3.4% since 1996. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Corporation (“Carrier”), a subsidiary of United Technologies Corporation, Goodman Manufacturing Corporation (“Goodman”), Rheem Manufacturing Company (“Rheem”), American Standard Companies Inc. (“American Standard”), York International Corporation (“York”), a subsidiary of Johnson Controls, Inc., Lennox International, Inc. (“Lennox”) and Nordyne Corporation (“Nordyne”), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for the consumer.

Residential central air conditioning and heating equipment is sold to both the replacement and the homebuilding markets. The replacement market has increased substantially in size and importance over the past several years as a result of the aging of the installed base of residential central air conditioners and furnaces, the introduction of new energy efficient models, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products and the consumers’ overall unwillingness to live without air conditioning or heating products. According to industry data published by the Air Conditioning & Refrigeration Institute, over 100 million central air conditioning units and furnaces have been installed in the United States in the past 20 years. Many units installed during this period have reached the end of their useful lives, thus providing a growing and substantial replacement market. The mechanical life of central air conditioning and furnaces varies by geographical region due to usage and is estimated to range from 8 to 20 years.

We also sell products to the refrigeration market. Such products include condensing units, compressors, evaporators, valves, refrigerant, walk-in coolers and ice machines for industrial and commercial applications. We distribute products manufactured by Copeland Compressor Corporation, a subsidiary of Emerson Electric Co., E. I. Du Pont De Nemours and Company, Tecumseh Products Company and The Manitowoc Company, Inc.

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

Acquisition Strategy

Our acquisition strategy is focused on acquiring businesses that complement our current presence in existing markets or establishing a presence in new markets. Since 1989, we have acquired 51 HVAC distribution businesses, four of which currently operate as primary operating subsidiaries. The other smaller distributors acquired have been integrated into or are under the management of the primary operating subsidiaries. We continue to pursue additional strategic acquisitions to allow further penetration in existing markets and expand into new geographic markets.

Product Line Expansion

We actively seek new or expanded territories of distribution from the key equipment suppliers. Significant relationships currently exist with Rheem, Carrier, Nordyne, Goodman, American Standard and Lennox. We continually evaluate new parts and supply products to support equipment sales and further enhance service to our customers. The initiative includes increasing the product offering with existing vendors and identifying new product opportunities through traditional and non-traditional supply channels. We have also introduced private-label products as a means to obtain market share and grow revenues. We believe that the private-label brand products complement the existing offerings at the selected locations based on their particular market position, price-point and customer needs.

Operating Philosophy

Our subsidiaries operate in a manner that recognizes the long-term relationships established between the distributors and their customers. Generally, the identity and culture of acquired businesses continue by retaining their historical trade-name, management team and sales organization, and by continuing the product brand-name offerings. We believe this strategy builds on the value of the acquired operations by creating additional sales opportunities and is an attractive exit strategy for the existing ownership of the long-standing distribution companies targeted for acquisition.

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

Sales of air conditioning and heating equipment accounted for approximately half of our distribution revenues for both years ended December 31, 2006 and 2005; and sales of parts and supplies (currently sourced from over 600 vendors) comprised the other half of our revenues for both such periods as well.

Distribution and Sales

We currently operate from 380 locations, a vast majority of which are located in regions that we believe have favorable demographic trends. We maintain large inventories at each warehouse location, which is accomplished by transporting inventory between locations daily and either directly delivering products to customers using one of our 826 trucks or by making products available for pick-up at the location nearest to the customer. Watsco has approximately 365 commissioned salespeople, averaging 11 years or more of experience in the air conditioning, heating and refrigeration distribution industry.

Markets

Watsco’s network serves 32 states from these 380 locations. Primary markets include (the number of locations in the state are in parentheses): Florida (75), Texas (63), Georgia (34), California (30) and North Carolina (28). Locations also reside in Tennessee, South Carolina, Mississipi, Louisiana, Virginia, Alabama, Arizona, Massachusetts, Arkansas, Missouri, Kansas, Oklahoma, Iowa, Kentucky, Maine, New Hampshire, New York, South Dakota, Connecticut, Maryland, Nebraska, Nevada, New Jersey, North Dakota, Rhode Island, Vermont and Illinois. Products are sold on an export-only basis to portions of Latin America and the Caribbean Basin. Export sales are less than 1% of total revenues.

Customers and Customer Service

We sell to contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems and we currently serve over 40,000 customers. No single customer in 2006, 2005 or 2004 represented more than 2% of consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at the locations. Increased customer convenience is also provided through e-commerce, which allows customers to access information on-line 24 hours a day, 7 days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. We believe we successfully compete with other distributors primarily on the basis of an experienced sales organization, strong service support, high quality reputation and broad product lines.

Key Equipment Suppliers

Significant relationships are maintained with Rheem, Carrier, Nordyne, Goodman, American Standard and Lennox, each a leading manufacturer of residential central air conditioning and heating equipment in the United States. Each manufacturer has a well-established reputation of producing high-quality, competitively priced products. The manufacturers’ current product offerings, quality, serviceability and brand-name recognition allow us to operate favorably against our competitors. To maintain brand-name recognition, the manufacturers provide national advertising and participate with us in cooperative advertising programs and promotional incentives that are targeted to both contractors and end-users. It is estimated that the replacement market currently accounts for approximately two-thirds of industry sales in the United States and is expected to increase as units installed in the past 20 years wear out and get replaced or updated to more energy-efficient models.

Approximately 47%, 48% and 45% of purchases in 2006, 2005 and 2004, respectively, were made from the seven key equipment suppliers. The largest supplier accounted for 17% of all purchases made in each of the years ended 2006, 2005 and 2004. A significant interruption in the delivery of these products could impair our ability to continue to maintain current inventory levels and could adversely affect our financial results. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. We believe that sales of other complementary equipment products and continued emphasis to expand sales of parts and supplies are mitigating factors against such risks.

Distribution Agreements

Distribution agreements have been executed with six key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment.

Seasonality

Sales of residential central air conditioners, heating equipment and parts and supplies have historically been seasonal. See “Business Risk Factors” in Item 1A.

Competition

We operate in highly competitive environments. See “Business Risk Factors” in Item 1A.

Employees

There were approximately 3,300 employees as of December 31, 2006, substantially all of which are non-union employees. Most of these employees are employed on a full-time basis, and relations with employees are good.

Order Backlog

Order backlog is not a material aspect of the business and no material portion of the business is subject to government contracts.

Government Regulations, Environmental and Health and Safety Matters

Our industry and business are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These include laws and regulations implementing the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone-depleting refrigerants used in such systems, including those established at the Montreal Protocol in 1992 concerning the phase-out of CFC-based refrigerants on products manufactured after January, 2010. We are also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990. Our operations are also subject to health and safety requirements including the Occupational, Safety and Health Act (OSHA). Management believes that the business is operated in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment, transport of hazardous materials and health and safety requirements.

Our industry and business was also subject to a Department of Energy mandate that required, effective January 23, 2006, that our key equipment suppliers manufacture products with a higher standard of energy efficiency. Prior to January 23, 2006, the minimum standard for energy efficiency as measured by industry guidelines was 10 SEER (seasonal energy efficiency rating, the metric used to measure energy efficiency). On the effective date, the new standard increased the minimum allowed efficiency to 13 SEER (a 30% improvement in efficiency). The transition of products from the current standard to the new standard took place during 2006, as 13 SEER products were introduced and became fully available to consumers.

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

The public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information that we file electronically.

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

Business Risk Factors

Supplier Concentration

We maintain distribution agreements with the key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment. Purchases from these suppliers comprised 47% of all purchases made in 2006 with the largest supplier accounting for 17% of all purchases made in 2006. Any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. Future results of operations are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards.

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

Risks Inherent in Acquisitions

As part of our strategy, we intend to pursue additional acquisitions of complementary businesses. If we complete future acquisitions, we may be required to incur or assume additional debt and/or issue additional shares of our common stock as consideration, which will dilute our existing stockholders’ ownership interest and may affect our results of operations. Growth through acquisitions involves a number of risks, including the following:

•	the ability to identify and consummate complementary acquisition candidates;

•	the successful operation and/or integration of acquired companies in an effective manner;

•	diversion of management’s attention from other daily functions;

•	issuance by us of equity securities that would dilute ownership of our existing stockholders;

•	incurrence and/or assumption of significant debt and contingent liabilities; and

•	loss of key employees and/or customer relationships of the acquired companies.

Dependence on Key Personnel

We are highly dependent on the skills, experience and services of key personnel. The loss of key personnel could have a material adverse effect on our business, operating results or financial condition. Our potential growth and expansion are expected to place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to recruit, hire, train and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry.

General Risk Factors

Goodwill and Intangibles

At December 31, 2006, goodwill and intangibles represented approximately 23% of total assets. Goodwill and indefinite life intangibles are no longer amortized and are subject to impairment testing at least annually using a fair value based approach. The identification and measurement of impairment involves the estimation of the fair value of reporting units. Accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions.

The recoverability of goodwill and indefinite life intangibles is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount of goodwill and indefinite life intangibles may not be recoverable. Although no impairment has been recorded to date, there can be no assurances that future impairments will not occur.

Risks Related to Insurance Coverage

We carry general liability, comprehensive property damage, workers’ compensation and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against us. A loss in excess of insurance coverages could have a material adverse effect on our financial position and/or profitability. Certain self-insurance risks for casualty insurance programs and health benefits are retained and reserves are established based on claims filed and estimates of claims incurred but not yet reported. Assurance cannot be provided that actual claims will not exceed present estimates. Exposure to catastrophic losses has been limited by maintaining excess and aggregate liability coverages and implementing loss control programs.

Control by Existing Shareholder

As of December 31, 2006, Albert H. Nahmad, Watsco’s Chairman and Chief Executive Officer, and a limited partnership controlled by him, collectively had beneficial ownership of approximately 57% of the combined voting power of the outstanding Common stock and Class B common stock. Based on Mr. Nahmad’s stock ownership and the stock ownership of the limited partnership controlled by him, Mr. Nahmad has the voting power to elect all but three members of the nine-person Board of Directors and to control most corporate actions requiring shareholder approval.

Information about Forward-Looking Statements

This Form 10-K contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, (i) business and acquisition strategies, (ii) potential acquisitions, (iii) financing plans and (iv) industry, demographic and other trends affecting Watsco’s financial condition or results of operations. These forward-looking statements are based largely on management’s current expectations and are subject to a number of risks, uncertainties and changes in circumstances, certain of which are beyond their control.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on Watsco or its business or operations. A discussion of certain of these risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in Watsco’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section has been incorporated in the Form 10-K by reference. Forward-looking statements speak only as of the date the statement was made. Watsco assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main properties include warehousing and distribution facilities, trucks and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2006, we operated 380 warehousing and distribution facilities across 32 states in the United States having approximately 7.9 million square feet of space in the aggregate of which approximately 7.5 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are generally sufficient to meet our present operating needs.

Trucks

At December 31, 2006, we operated 826 ground transport vehicles, including delivery and pick-up trucks, vans and tractors. Of this number, 534 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.

Administrative and Other Properties and Facilities

Senior management and a functional support staff is located at Watsco’s corporate headquarters in Coconut Grove, Florida in approximately 6,000 square feet of owned space. In addition to the corporate headquarters, we also have 11 other locations, with an aggregate of approximately 25,000 square feet, all of which are leased. The majority of these leases are for terms of three to five years.

During 2006, our capital expenditures were $10 million.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Page 41 of the 2006 Annual Report contains “Information on Common Stock,” which identifies the market on which Watsco’s common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 2006 and 2005, and is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on Watsco, Inc.’s Common stock and Class B common stock relative to the cumulative total returns of the AMEX Composite index, the S & P Smallcap 600 index and two customized peer groups of companies that includes a new peer group of six companies, which are: Beacon Roofing Supply Inc, Goodman Global Inc, Interline Brands Inc, Lennox International Inc, Pool Corp. and Wesco International Inc; and the old peer group of one company which is ACR Group Inc. We determined to use the new peer group this year because we believe that the new peer group more closely reflects our business and, as a result, provides a more meaningful comparison of stock performance. In accordance with Securities and Exchange Commission rules, the graph includes both the old peer group and the new peer group. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on 12/31/2001 and its relative performance is tracked through 12/31/2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Watsco, Inc., The AMEX Composite Index,

The S & P Smallcap 600 Index, A New Peer Group And An Old Peer Group

	12/01	12/02	12/03	12/04	12/05	12/06
Watsco, Inc.	100.00	116.19	163.09	256.27	441.61	354.12
Watsco, Inc. Class B	100.00	118.56	166.15	252.80	445.94	357.07
AMEX Composite	100.00	100.08	144.57	178.46	220.35	262.17
S & P Smallcap 600	100.00	85.37	118.48	145.32	156.48	180.14
Old Peer Group	100.00	100.00	262.86	871.43	942.86	1685.71
New Peer Group	100.00	117.12	179.34	296.51	397.08	453.86

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Watsco’s Board of Directors has authorized the repurchase (originally adopted in September 1999), at management’s discretion, of 7.5 million shares of common stock to be repurchased in the open market or via private transactions. Through December 31, 2006, 6.0 million shares of Common and Class B common stock have been repurchased at a cost of $100.2 million since the inception of the program. The remaining 1.5 million shares authorized for repurchase are subject to certain restrictions included in the debt agreements. During the quarter ended December 31, 2006, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Recent Sales of Unregistered Securities

No sales of unregistered securities were made during the fourth quarter of the year ended December 31, 2006.

Dividends

Cash dividends of $.95 per share, $.62 per share and $.38 per share of Common stock and Class B common stock were paid in 2006, 2005 and 2004, respectively. In February 2007, Watsco’s Board of Directors approved an increase in the quarterly cash dividend to 33 cents per share from 25 cents per share. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under the debt agreements, future prospects and other factors deemed relevant by Watsco’s Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Page 42 of the 2006 Annual Report contains “Selected Consolidated Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 9 through 17 of the 2006 Annual Report contain “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Page 15 of the 2006 Annual Report contains “Quantitative and Qualitative Disclosures About Market Risk” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 19, 20 and 22 through 39 of the 2006 Annual Report contain the 2006 and 2005 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, together with the reports thereon (for the applicable periods covered by their reports) of Grant Thornton LLP dated March 1, 2007 and Ernst & Young LLP dated March 14, 2005, and are incorporated herein by reference.

Page 40 of the 2006 Annual Report contains “Selected Quarterly Financial Data” for 2006 and 2005 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years. On August 18, 2005, the Audit Committee of the Company’s Board of Directors dismissed Ernst & Young LLP as the Company’s independent registered public accounting firm and engaged Grant Thornton LLP to serve as the Company’s new independent registered public accounting firm. For more information with respect to this matter, see our Report on Form 8-K filed on August 24, 2005.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Senior Vice President and Chief Financial Officer have evaluated the effectiveness of Watsco’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and regulations.

Management’s Report on Internal Control Over Financial Reporting

Pages 18 and 21 of the 2006 Annual Report contain “Management’s Report on Internal Control Over Financial Reporting” and the report thereon of Grant Thornton LLP dated March 1, 2007, and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, Watsco’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

This part of Form 10-K, which includes Items 10 through 14, is omitted because Watsco will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of Watsco’s year-end, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page No. in Annual Report
(1)	Consolidated Financial Statements (incorporated by reference from the 2006 Annual Report of Watsco, Inc.):

	Management’s Report on Internal Control Over Financial Reporting	18

	Report of Independent Registered Public Accounting Firm on the Financial Statements – Grant Thornton LLP	19

	Report of Independent Registered Public Accounting Firm on the Financial Statements – Ernst & Young LLP	20

	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – Grant Thornton LLP	21

	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	22

	Consolidated Balance Sheets as of December 31, 2006 and 2005	23

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	24

	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	25

	Notes to Consolidated Financial Statements	26-39

	Selected Quarterly Financial Data (Unaudited)	40

All other schedules have been omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3)	Exhibits: The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

3.1	Watsco’s Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

3.2	Watsco’s Bylaws (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1985 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.1	Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.23 to the Registration Statement on Form S-8 (333-82011) and incorporated herein by reference). +

10.2	Watsco, Inc. Amended and Restated Profit Sharing Retirement Plan and Trust Agreement dated October 21, 1994 (filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). +

10.3	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference). +*

10.4	Watsco, Inc. 2001 Incentive Compensation Plan (filed as Appendix B to the Definitive Proxy Statement for the year ended December 31, 2000 and incorporated herein by reference). +

10.5	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). +*

10.6	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). +*

10.7	Third Amendment dated February 10, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). +*

10.8	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference). +*

10.9	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005 and incorporated herein by reference). +*

10.10	Revolving Credit Agreement dated as of December 10, 2004 among Watsco, Inc., as borrower, the Lenders from Time to Time Party and SunTrust Bank as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on December 16, 2004 and incorporated herein by reference).

10.11	Second Amended and Restated $125 million Private Shelf Agreement dated as of December 10, 2004 by and among Watsco, Inc. and the Prudential Insurance Company of America (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.12	Termination of Key Executive Deferred Compensation Agreement dated April 4, 2005, between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Current Report on Form 8-K on April 4, 2005 and incorporated herein by reference). +*

10.13	Amendment No. 1 to Revolving Credit Agreement dated as of December 1, 2005 among Watsco, Inc., as borrower, the Lenders from Time to Time Party and SunTrust Bank as administrative agent (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.14	First Amendment to Second Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated December 15, 2005 (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). +

10.15	Amendment to the Watsco, Inc. Profit Sharing Retirement Plan and Trust dated January 1, 2006 (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). +

10.16	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). +*

10.17	Watsco, Inc. 2001 Incentive Compensation Plan (filed as Exhibit I to the Definitive Proxy Statement for the year ended December 31, 2005 and incorporated herein by reference). +

10.18	Seventh Amendment dated February 22, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. +#

13.	2006 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2006 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this Form 10-K). #

14.1	Watsco, Inc. Employee Code of Business Ethics and Conduct (filed as Appendix C to the Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2002).

14.2	Watsco, Inc. Code of Conduct for Senior Executives (filed as Appendix D to the Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2002).

16.	Letter of Ernst & Young LLP, dated August 24, 2005, regarding change in certifying accountant (filed as Exhibit 16 to the Current Report on Form 8-K on August 18, 2005 and incorporated herein by reference).

21.	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP. #

23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Senior Vice President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

Note to exhibits:

#	Submitted electronically herewith
+	Compensation Plan or Arrangement
*	Management Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

March 1, 2007	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, President

March 1, 2007	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ALBERT H. NAHMAD Albert H. Nahmad	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 1, 2007

/S/ BARRY S. LOGAN Barry S. Logan	Senior Vice President	March 1, 2007

/S/ ANA M. MENENDEZ Ana M. Menendez	Chief Financial Officer (principal accounting officer and principal financial officer)	March 1, 2007

/S/ CESAR L. ALVAREZ Cesar L. Alvarez	Director	March 1, 2007

/S/ FREDERICK H. JOSEPH Frederick H. Joseph	Director	March 1, 2007

/S/ VICTOR M. LOPEZ Victor M. Lopez	Director	March 1, 2007

/S/ PAUL F. MANLEY Paul F. Manley	Director	March 1, 2007

/S/ BOB L. MOSS Bob L. Moss	Director	March 1, 2007

/S/ GEORGE P. SAPE George P. Sape	Director	March 1, 2007

/S/ GARY L. TAPELLA Gary L. Tapella	Director	March 1, 2007

/S/ SHERWOOD M. WEISER Sherwood M. Weiser	Director	March 1, 2007

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders of

Watsco, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Watsco, Inc. and subsidiaries as of December 31, 2006 and 2005 and for each of the two years then ended, referred to in our report dated March 1, 2007 (included within Item 15 in this Form 10-K). Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and in our opinion is fairly stated in all material aspects in relation to the basic consolidated financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Miami, Florida

March 1, 2007

Report of Independent Registered Public Accounting Firm on Schedule

The Board of Directors and Shareholders of

Watsco, Inc.

We have audited the consolidated financial statements of Watsco, Inc. and subsidiaries for the year ended December 31, 2004 and have issued our report thereon dated March 14, 2005 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule for the year ended December 31, 2004, listed in Item 15(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

Miami, Florida

March 14, 2005

WATSCO, INC., AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

Allowance for Doubtful Accounts:

BALANCE, December 31, 2003	$3,028
Additions charged to costs and expenses	1,556
Write-offs, net	(2,313)

BALANCE, December 31, 2004	2,271
Additions charged to costs and expenses	1,854
Write-offs, net	(1,106)

BALANCE, December 31, 2005	3,019
Additions charged to costs and expenses	3,461
Write-offs, net	(3,340)

BALANCE, December 31, 2006	$3,140

Valuation Allowance for Deferred Income Taxes:

BALANCE, December 31, 2003	$324
Additions charged to income tax expense	72

BALANCE, December 31, 2004	396
Additions charged to income tax expense	—

BALANCE, December 31, 2005	396
Additions charged to income tax expense	12

BALANCE, December 31, 2006	$408

Exhibit Index

Exhibit Number	Description

10.18	Seventh Amendment dated February 22, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

13	2006 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2006 Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this Form 10-K).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.