Form 10-Q
period 2007-03-31
WATSCO INC
filed 2007-05-10
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,318,133 shares of Common Stock ($.50 par value), excluding treasury shares of 5,985,950 and 3,702,487 shares of Class B common stock ($.50 par value), excluding treasury shares of 48,263, were outstanding as of May 3, 2007.

WATSCO, INC. AND SUBSIDIARIES

2 of 18

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended March 31,
	2007	2006
Revenues	$376,843	$394,307
Cost of sales	280,373	294,227

Gross profit	96,470	100,080
Selling, general and administrative expenses	78,719	78,238

Operating income	17,751	21,842
Interest expense, net	449	799

Income before income taxes	17,302	21,043
Income taxes	6,488	7,996

Net income	$10,814	$13,047

Earnings per share for Common and Class B common stock:
Basic	$0.41	$0.50

Diluted	$0.39	$0.47

Weighted average Common and Class B common shares and equivalent shares used to calculate earnings per share:
Basic	26,203	26,121

Diluted	27,792	27,984

See accompanying notes to condensed consolidated financial statements.

3 of 18

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,374	$34,340
Accounts receivable, net	175,839	180,968
Inventories	332,055	291,024
Other current assets	10,837	11,476

Total current assets	559,105	517,808
Property and equipment, net	21,070	21,476
Goodwill	162,155	161,107
Other assets	8,361	10,980

	$750,691	$711,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$10,087	$10,084
Accounts payable	138,949	103,210
Accrued expenses and other current liabilities	44,992	42,897

Total current liabilities	194,028	156,191

Long-term obligations:
Borrowings under revolving credit agreement	30,000	30,000
Other long-term obligations, net of current portion	95	118

Total long-term obligations	30,095	30,118

Deferred income taxes and other liabilities	9,986	8,676

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $.50 par value	15,131	15,059
Class B common stock, $.50 par value	1,875	1,875
Paid-in capital	258,855	253,422
Accumulated other comprehensive loss, net of tax	(94)	(126)
Retained earnings	341,034	346,375
Treasury stock, at cost	(100,219)	(100,219)

Total shareholders’ equity	516,582	516,386

	$750,691	$711,371

See accompanying notes to condensed consolidated financial statements.

4 of 18

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$10,814	$13,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,480	1,435
Share-based compensation	1,253	1,109
Excess tax benefits from share-based compensation	(1,430)	(7,980)
Provision for doubtful accounts	650	414
Gain on sale of available-for-sale securities	(1,083)	—
Other, net	2,638	1,937
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,287	5,112
Inventories	(41,658)	(48,790)
Accounts payable and other liabilities	29,585	8,957
Other, net	413	(5,575)

Net cash provided by (used in) operating activities	6,949	(30,334)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	7,102	—
Proceeds from sale of property and equipment	129	42
Business acquisitions, net of cash acquired	—	(1,260)
Capital expenditures	(1,167)	(1,685)
Purchases of available-for-sale securities	(3,172)	—

Net cash provided by (used in) investing activities	2,892	(2,903)

Cash flows from financing activities:
Common and Class B common stock dividends	(6,960)	(5,499)
Net repayments of other long-term obligations	(20)	(12)
Purchase of treasury stock	—	(3,655)
Net borrowings under revolving credit agreement	—	5,000
Excess tax benefits from share-based compensation	1,430	7,980
Net proceeds from issuances of common stock	1,743	2,448

Net cash (used in) provided by financing activities	(3,807)	6,262

Net increase (decrease) in cash and cash equivalents	6,034	(26,975)
Cash and cash equivalents at beginning of period	34,340	27,650

Cash and cash equivalents at end of period	$40,374	$675

See accompanying notes to condensed consolidated financial statements.

5 of 18

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(In thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, “Watsco,” which may be referred to as we, us or our) audited consolidated financial statements, and the March 31, 2007 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2006 Annual Report on Form 10-K. All amounts, except share and per share data, are expressed in thousands of dollars.

The results of operations for the quarter ended March 31, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by Watsco have historically been seasonal with revenues generally higher during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves related to self-insurance programs and valuation of goodwill. Actual results could differ from those estimates.

Accounting Change

Prior to January 1, 2007, we recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Under SFAS No. 5, we recorded a liability (including interest and penalties) associated with an uncertain tax position if the liability was both probable and estimable.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and requires expanded disclosure with respect to the uncertainty in income taxes. This Interpretation seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.

We are subject to U.S. federal income tax and to income tax of multiple state jurisdictions. We are open to tax audits in the various jurisdictions until the respective statutes of limitations expire. We are no longer subject to U.S. federal tax examinations for tax years prior to 2003. For the majority of states, we are no longer subject to tax examinations for tax years before 2002. In connection with our adoption of FIN No. 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on our consolidated financial statements upon adoption of FIN No. 48 on January 1, 2007.

6 of 18

As of January 1, 2007, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $1,123. Of this total, $581 (net of the federal benefit received from state positions) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Our continuing practice is to recognize interest related to income tax matters in income tax expense and penalties within selling, general and administrative expenses in the consolidated statements of income. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $149, and is included in deferred income taxes and other liabilities in the accompanying condensed consolidated balance sheet. We do not anticipate a significant change in our unrecognized tax benefits during the next twelve months.

2.	Cash Equivalents

All highly liquid instruments purchased with original maturities of three months or less are considered to be cash equivalents. Cash equivalents at March 31, 2007 and December 31, 2006 included $23,930 and $9,825, respectively, of municipal securities with put options of seven days or less, which were considered to be cash equivalents for purposes of the consolidated financial statements. No individual municipal security equaled or exceeded 1% of total assets and such securities were investment grade and collateralized by a letter of credit issued by the remarketing agent.

3.	Share-Based Compensation

Share-Based Compensation Plans

We have two share-based compensation plans for employees. The 2001 Incentive Compensation Plan (the “2001 Plan”) provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, non-vested (restricted) stock, performance awards, dividend equivalents, deferred stock and stock appreciation rights at no less than 100% of the market price on the date the award is granted. To date, awards under the 2001 Plan consist of non-qualified stock options and non-vested stock. Under the 2001 Plan, awards for an aggregate of 3,000,000 shares of Common and Class B common stock may be granted. Options under the 2001 Plan vest over two to five years of service and have contractual terms of five to ten years. Awards of non-vested stock, which are granted at no cost to the employee, vest upon attainment of a certain age, generally the employee’s respective retirement age. We also maintain the 1991 Stock Option Plan (the “1991 Plan”), which expired during 2001; therefore, no additional options may be granted. Options under the 1991 Plan vest over two to five years of service and have contractual terms of ten years.

Share-Based Compensation Fair Value Assumptions

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing valuation model based on the weighted-average assumptions noted in the table below. The fair value of the stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options. Expected volatility is based on historical volatility of Watsco’s stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. We use historical data to estimate stock option forfeitures within the valuation model. All of the awards granted during the quarter ended March 31, 2007 meet the definition of “plain vanilla” options, as defined in SEC Staff Accounting Bulletin No. 107. The expected term of stock option awards granted represents the period of time that stock option awards granted are expected to be outstanding and was calculated using the simplified method for plain vanilla options.

The weighted-average assumptions relating to the valuation of our stock options for the quarters ended March 31, 2007 and 2006 were as follows:

	2007	2006
Expected term in years	4.25	4.25
Risk-free rate	4.54%	4.83%
Expected volatility	23.71%	23.85%
Expected dividends	1.92%	1.25%

7 of 18

Share-Based Compensation Expense

The following table provides information on share-based compensation expense and tax benefits recognized during the quarters ended March 31, 2007 and 2006:

	2007	2006
Share-based compensation expense	$1,253	$1,109
Income tax benefit	(470)	(421)

Share-based compensation expense, net of tax	$783	$688

At March 31, 2007, there was $1,569 of unrecognized share-based compensation expense related to stock options granted under the 2001 Plan, which is expected to be recognized over a weighted-average period of 1.6 years. There was $37,243 of unrecognized share-based compensation expense related to non-vested stock granted at March 31, 2007, which is expected to be recognized over a weighted-average period of 11.2 years.

4.	Earnings per Share

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

Basic earnings per share for our Common and Class B common stock is computed by dividing net income allocated to Common stock and Class B common stock by the weighted-average number of shares of Common stock and Class B common stock outstanding, respectively. Non-vested stock is not included in the computation of basic earnings per share until the securities vest. Diluted earnings per share for our Common stock assume the conversion of all the Class B common stock into Common stock and adjust for the dilutive effects of outstanding stock options and non-vested shares of stock using the treasury stock method.

For the basic earnings per share calculation, net income available to Watsco’s shareholders is allocated among our two classes of common stock: Common stock and Class B common stock. The allocation among each class is based upon the two-class method on a one-for-one per share basis. The following table shows how net income is allocated using this method for the quarters ended March 31, 2007 and 2006:

	2007	2006
Net income available to shareholders	$10,814	$13,047

Allocation of net income for Basic:
Common stock	$9,835	$11,788
Class B common stock	979	1,259

	$10,814	$13,047

The diluted earnings per share calculation assumes the conversion of all of Watsco’s Class B common stock into Common stock as of the beginning of the period, so no allocation of earnings to Class B common stock is required.

The following summarizes the weighted-average number of Common and Class B common shares outstanding during the period and is used to calculate earnings per share of Common and Class B common stock including the potentially dilutive impact of stock options and non-vested shares, calculated using the treasury method, as included in the calculation of diluted weighted-average shares for the quarters ended March 31, 2007 and 2006:

8 of 18

	2007	2006
Weighted-average Common and Class B common shares outstanding for basic earnings per share	26,202,757	26,120,609

Weighted-average Common shares outstanding for basic earnings per share	23,830,049	23,599,871
Diluted shares resulting from:
Stock options	916,055	1,172,021
Non-vested stock	672,754	691,640
Effect of assuming conversion of Class B common shares into Common stock	2,372,708	2,520,738

Shares for diluted earnings per share	27,791,566	27,984,270

Diluted earnings per share excluded 92,844 and 20,500 shares for the quarters ended March 31, 2007 and 2006, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, for the quarters ended March 31, 2007 and 2006, 294,486 and 279,859 shares of non-vested stock, respectively, were considered anti-dilutive and excluded from the earnings per share calculation.

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

At March 31, 2007, December 31, 2006 and March 31, 2006, one interest rate swap agreement was in effect with a notional value of $30,000 maturing in October 2007. The swap agreement exchanges the variable rate of 90-day LIBOR to fixed interest rate payments of 6.25%. The interest rate swap was effective as a cash flow hedge and no charge to earnings was required for hedge ineffectiveness during the quarters ended March 31, 2007 or 2006. The negative fair value of the derivative financial instrument was $211 and $279 at March 31, 2007 and December 31, 2006, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the accompanying condensed consolidated balance sheets.

At March 31, 2007 and 2006, $69, net of deferred tax benefits of $43 and $296, net of deferred tax benefits of $182, was recorded in other comprehensive loss (“OCL”) associated with the cash flow hedge. During the quarters ended March 31, 2007 and 2006, we recognized a decrease in unrealized losses in OCL relating to the cash flow hedge of $43, net of income tax expense of $26 and $182, net of income tax expense of $113, respectively.

The change in OCL during the quarters ended March 31, 2007 and 2006, reflected the reclassification of $42, net of income tax benefit of $25 and $80, net of income tax benefit of $49, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a quarterly basis as interest payments occur. As of March 31, 2007, approximately $300 in unrealized losses on the derivative instrument accumulated in OCL is expected to be reclassified to earnings during the next six months using a current three month LIBOR-based average receive rate (5.16% at March 31, 2007).

6.	Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized gains on available-for-sale securities and the effective portion of a cash flow hedge as further discussed in Note 5. The components of comprehensive income for the quarters ended March 31, 2007 and 2006, respectively, are as follows:

9 of 18

	2007	2006
Net income	$10,814	$13,047
Changes in unrealized gains on available-for-sale securities arising during the period, net of income tax benefit of $6 and $0, respectively	(10)	—
Reclassification adjustment for securities gains realized in net income, net of income tax expense of $178 and $0, respectively	(297)	—
Changes in unrealized losses on derivative instrument, net of income tax expense of $26 and $113, respectively	43	182

Comprehensive income	$10,550	$13,229

7.	Shareholders’ Equity

Dividends Declared

The Board of Directors of Watsco declared cash dividends on Common and Class B common stock of $.25 per share and $.20 per share for the quarters ended March 31, 2007 and 2006, respectively. In February 2007, Watsco’s Board of Directors also declared cash dividends of $.33 per share of Common and Class B common stock, payable on April 30, 2007 to shareholders of record as of April 13, 2007. At March 31, 2007, dividends payable of approximately $9,200 were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

Non-Vested Stock Awards

During the quarters ended March 31, 2007 and 2006, we granted 10,000 and 73,544 shares of non-vested common stock under the 2001 Plan. Share-based compensation for these awards was recorded in accordance with SFAS No. 123R, “Share-Based Payment.”

Stock Options Exercised

During the quarters ended March 31, 2007 and 2006, 111,463 and 388,650, respectively, of stock options were exercised for Watsco Common stock, for which we received proceeds of $1,568 and $1,576, respectively. During the quarters ended March 31, 2007 and 2006, 8,399 shares of Watsco common stock with an aggregate market value of $444 and 150,086 shares of Watsco common stock with an aggregate market value of $10,563, respectively, were delivered as payment in lieu of cash for stock option exercises and related tax withholding. These shares were then retired.

Employee Stock Purchase Plan

During the quarters ended March 31, 2007 and 2006, 3,766 and 18,953 shares of Watsco common stock were issued under an employee stock purchase plan, respectively, for which we received net proceeds of $175 and $872, respectively.

Stock Repurchased

Watsco’s Board of Directors in 1999 authorized the repurchase, at management’s discretion, of 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. Repurchases totaled 53,300 shares at a cost of $3,655 during the quarter ended March 31, 2006. No shares were repurchased during the quarter ended March 31, 2007. In aggregate, 6,034,213 shares of Common stock and Class B common stock have been repurchased at a cost of $100,219 since the inception of the program. The remaining 1,465,787 shares authorized for repurchase are subject to certain restrictions included in the debt agreements.

8.	Segment Reporting

Watsco has one reportable segment: the distribution of air conditioning, heating and refrigeration equipment and related parts and supplies (“Distribution”) segment. Our other segment represents our temporary staffing and permanent placement services business. Segment data for the quarters ended March 31, 2007 and 2006 is as follows:

10 of 18

	2007	2006
Revenues:
Distribution	$370,681	$387,540
Other	6,223	6,835
Elimination of intersegment revenues	(61)	(68)

Revenues from external customers	$376,843	$394,307

Operating Income (Loss):
Distribution	$21,862	$27,011
Other	(201)	22
Corporate expenses	(3,910)	(5,191)

	$17,751	$21,842

9.	Commitments and Contingencies

Litigation, Claims and Assessments

We are involved in litigation incidental to the operation of our business and we vigorously defend all matters in which Watsco or its subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect us. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the ultimate liability associated with any claims or litigation in which Watsco or its subsidiaries are involved will not materially affect our financial condition or results of operations.

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance programs and for one subsidiary’s health benefit program. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amount of $5,324 and $5,664 at March 31, 2007 and December 31, 2006, respectively, were established related to such insurance programs.

Minimum Royalty Payments

We are obligated under a licensing agreement with Whirlpool Corporation to make minimum annual royalty payments of $1,000 through 2011.

10.	Recent Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

11 of 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco”) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the United States. At March 31, 2007, we operated from 384 locations in 32 states.

Revenues primarily consist of sales of air conditioning, heating and refrigeration equipment and related parts and supplies. Selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions and marketing expenses that tend to be variable in nature and correlate to sales growth. Other significant selling, general and administrative expenses relate to the operation of warehouse facilities, including a fleet of trucks and forklifts and facility rent, which are mostly payable under non-cancelable operating leases.

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

Our critical accounting policies are included in Form 10-K for the year ended December 31, 2006 and filed on March 1, 2007. We believe that there have been no significant changes during the quarter ended March 31, 2007 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table presents information derived from the condensed consolidated statements of income expressed as a percentage of revenues for the quarters ended March 31, 2007 and 2006:

	2007	2006
Revenues	100.0%	100.0%
Cost of sales	74.4	74.6

Gross profit	25.6	25.4
Selling, general and administrative expenses	20.9	19.9

Operating income	4.7	5.5
Interest expense, net	0.1	0.2
Income taxes	1.7	2.0

Net income	2.9%	3.3%

The following narratives include the results of operations for businesses acquired during 2006. The acquisitions were accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the condensed

12 of 18

consolidated results beginning on their respective dates of acquisition. In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the prior twelve months unless they are within close geographical proximity to existing locations.

Revenues for the first quarter of 2007 decreased $17.5 million, or 4%, compared to the same period in 2006, including a $7.8 million contribution from 27 locations acquired and opened during the last twelve months offset by $.5 million from closed locations. On a same-store basis, revenues declined $24.8 million, or 6%, over the same period in 2006. The 2007 first quarter follows the record 2006 first quarter, which included unusually strong unit volume of 10 and 12 SEER systems in advance of the transition to higher cost, higher efficiency air conditioning systems as well as stronger sales to the new construction market.

Gross profit for the quarter ended March 31, 2007 decreased $3.6 million, or 4%, compared to the same period in 2006, primarily as a result of decreased revenues. Gross profit margin improved 20 basis-points to 25.6% in 2007 versus 25.4% in 2006, due to a favorable sales mix of higher margin products.

Selling, general and administrative expenses for the quarter ended March 31, 2007 increased $.5 million, or 1%, compared to the same period in 2006, reflecting $2.5 million of operating costs at locations acquired or opened during the last twelve months. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2007 increased to 20.9% in 2007 from 19.9% in 2006.

Net interest expense for the quarter ended March 31, 2007 decreased $.4 million, or 44%, compared to the same period in 2006, primarily due to a 20% decrease in average outstanding borrowings and greater interest income resulting from higher cash and cash equivalents on hand during 2007.

The effective tax rate was 37.5% for the quarter ended March 31, 2007 and 38.0% for the quarter ended March 31, 2006. The decrease is due to the realization of employment tax credits and various other initiatives.

Net income for the first quarter ended March 31, 2007 decreased $2.2 million, or 17%, compared to the same period in 2006. The decrease in net income was primarily driven by the lower revenues discussed above.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities and take into consideration the seasonal demand of HVAC/R products, which peak in the months of May through August. Significant factors affecting liquidity include cash flows generated from operating activities, the adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms, capital expenditures, acquisitions, the timing and extent of common stock repurchases and dividend policy.

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $100.0 million, expiring in December 2009. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions and issuance of letters of credit. Borrowings bear interest at primarily LIBOR-based rates plus a spread that is dependent upon Watsco’s financial performance (LIBOR plus .475% at March 31, 2007). A variable commitment fee is paid on the unused portion of the credit line (.125% at March 31, 2007). At March 31, 2007 and December 31, 2006, $30.0 million was outstanding under the revolving credit agreement.

A $125.0 million unsecured private placement shelf facility is also maintained as a source of borrowings. The uncommitted shelf facility provides fixed-rate financing through December 2007 as a complement to the variable rate borrowings available under the revolving credit agreement. $10.0 million of Senior Series A Notes (“Notes”) were outstanding at March 31, 2007 and December 31, 2006 under the facility bearing interest at 7.07%. The Notes were repaid on April 9, 2007.

Both the revolving credit agreement and the private placement shelf facility contain customary affirmative and negative covenants including certain financial covenants with respect to consolidated leverage, interest and debt coverage ratios and limit capital expenditures, dividends and share repurchases in addition to other restrictions. We believe that we are in compliance with all covenants and financial ratios at March 31, 2007.

13 of 18

At March 31, 2007 and December 31, 2006, one interest rate swap agreement was in effect with a notional value of $30.0 million to manage the net exposure to interest rate changes related to $30.0 million of borrowings under the revolving credit agreement. The interest rate swap agreement, which expires in October 2007, effectively converts the LIBOR-based variable rate borrowings into fixed rate borrowings. Developments in the capital markets are continuously monitored and swap transactions are entered into solely with established counterparties having investment grade ratings. See Note 5 to the condensed consolidated financial statements and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of Watsco’s December 31, 2006 Annual Report on Form 10-K for further information.

Working capital increased to $365.1 million at March 31, 2007 from $361.6 million at December 31, 2006. The increase in working capital was funded by operating cash flows.

Net cash provided by operating activities was $6.9 million in 2007 compared to net cash used in operating activities of $30.3 million in 2006. The increase in operating cash flows primarily resulted from the timing of payments for accounts payable and accrued expenses in 2007 and ramp-up of inventory levels during 2006.

Net cash provided by investing activities was $2.9 million in 2007 compared to net cash used in investing activities of $2.9 million in 2006, primarily due to $3.9 million in net proceeds from the sale of marketable securities realized in 2007 and $1.3 million utilized in acquisitions in 2006.

In the first quarter of 2006, one of our subsidiaries completed the acquisition of a refrigeration equipment distributor with locations in Birmingham and Montgomery, Alabama. Also in the first quarter of 2006, another subsidiary completed the acquisition of a wholesale distributor of air conditioning and heating products operating from a single location in Kansas City, Missouri.

The results of operations of acquired locations have been included in the condensed consolidated financial statements from their respective dates of acquisition. The proforma effect of these acquisitions was not deemed material to the condensed consolidated financial statements for the quarter ended March 31, 2006.

In 2007, net cash of $3.8 million was used in financing activities compared to net cash provided by financing activities of $6.3 million in 2006. The change is primarily due to a reduction of $6.6 million in excess tax benefits resulting from share-based compensation and $5.0 million net borrowings under the revolving credit agreement in 2006, which were partially offset by stock repurchases in 2006.

Watsco’s Board of Directors in 1999 authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. Repurchases totaled 53,300 shares at a cost of $3.7 million during the quarter ended March 31, 2006. No shares were repurchased during the quarter ended March 31, 2007. In aggregate, 6.0 million shares of Common stock and Class B common stock have been repurchased at a cost of $100.2 million since the inception of the program. The remaining 1.5 million shares authorized for repurchase are subject to certain restrictions included in the debt agreements.

Cash dividends of $.25 and $.20 per share of Common stock and Class B common stock were paid during the quarters ended March 31, 2007 and 2006, respectively. Additionally, in February 2007, Watsco’s Board of Directors declared and increased the quarterly cash dividend to $.33 per share on Common stock and Class B common stock beginning with the April 2007 payment. The dividend totaled $9.2 million and is included in accrued expenses and other current liabilities at March 31, 2007 in the accompanying condensed consolidated balance sheet. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under debt agreements, future prospects and other factors deemed relevant by Watsco’s Board of Directors.

We believe there is adequate availability of capital from operations and current credit facilities to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of March 31, 2007, we had $40.4 million of cash and cash equivalents, $65.7 million of additional borrowing capacity under the revolving credit agreement and $115.0 million available under the private placement shelf facility (subject to certain borrowing limitations) to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and

14 of 18

discussions are often conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities if required.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the 2006 Annual Report on Form 10-K.

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

Actual results could differ materially from these forward-looking statements as a result of several factors, including:

•	general economic conditions affecting general business spending,

•	consumer spending,

•	consumer debt levels,

•	seasonal nature of product sales,

•	weather conditions,

•	effects of supplier concentration,

•	competitive factors within the HVAC/R industry,

•	insurance coverage risks,

•	prevailing interest rates, and

•	the continued viability of Watsco’s business strategy.

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on Watsco or its business or operations. For additional information identifying some other important factors which may affect Watsco’s operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Commission filings, including but not limited to, the discussion included in the Risk Factors section of Watsco’s December 31, 2006 Annual Report on Form 10-K under the headings “General Risk Factors” and “Business Risk Factors.” Forward-looking statements speak only as of the date the statement was made. Watsco assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Senior Vice President and Chief Financial Officer have performed an evaluation of Watsco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007, and, based upon such evaluation, each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

15 of 18

Changes in Internal Control Over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, Watsco’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation incidental to the operation of our business. We vigorously defend all matters in which Watsco or its subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, we do not believe the ultimate liability associated with any claims or litigation will have a material impact to our financial condition or results of operations.

Item 1A.	Risk Factors

Information about risk factors for the three months ended March 31, 2007, does not differ materially from that set forth in Part I, Item 1A, of Watsco’s 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Watsco’s Board of Directors has authorized the repurchase (originally adopted in September 1999), at management’s discretion, of 7.5 million shares of common stock to be repurchased in the open market or via private transactions. Through March 31, 2007, 6.0 million shares of Common and Class B common stock have been repurchased at a cost of $100.2 million since the inception of the program. The remaining 1.5 million shares authorized for repurchase are subject to certain restrictions included in the debt agreements. During the quarter ended March 31, 2007, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Recent Sales of Unregistered Securities

In March 2007, Watsco issued 27,111 shares of its Common stock to its Profit Sharing Retirement Plan & Trust (the “Plan”) representing the employer match requirement under the Plan for the Plan’s year ended December 31, 2006, without registration. This issuance was exempt from registration under the Securities Act under Section 3(a)(2). The Plan is a profit sharing retirement plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of our employees, which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our common stock. We have contributed all of the Watsco Common stock held by the Plan as a matching contribution that has been less in value at the time it was contributed to the Plan than the employee contributions that it matches.

Dividends

Cash dividends of $.25 per share and $.20 per share of Common stock and Class B common stock were paid during the quarters ended March 31, 2007 and 2006, respectively. Additionally, in February 2007, Watsco’s Board of Directors declared and increased the quarterly cash dividend to $.33 per share on Common stock and Class B common stock beginning with the April 2007 payment. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under the debt agreements, future prospects and other factors deemed relevant by Watsco’s Board of Directors.

16 of 18

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
May 10, 2007

18 of 18

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