Form 10-Q
period 2007-06-30
WATSCO INC
filed 2007-08-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,407,171 shares of Common stock ($.50 par value), excluding treasury shares of 5,985,950 and 3,698,787 shares of Class B common stock ($.50 par value), excluding treasury shares of 48,263, were outstanding as of August 6, 2007.

WATSCO, INC. AND SUBSIDIARIES

2 of 22

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$471,110	$504,796	$841,791	$892,336
Cost of sales	351,518	373,784	626,886	662,483

Gross profit	119,592	131,012	214,905	229,853
Selling, general and administrative expenses	80,084	83,963	157,384	160,916

Operating income	39,508	47,049	57,521	68,937
Interest expense, net	390	1,120	839	1,920

Income from continuing operations before income taxes	39,118	45,929	56,682	67,017
Income taxes	14,670	17,252	21,256	25,265

Net income from continuing operations	24,448	28,677	35,426	41,752

(Loss) income from discontinued operations, net of income taxes (Note 8)	(1,598)	71	(1,762)	43

Net income	$22,850	$28,748	$33,664	$41,795

Basic earnings per share for Common and Class B common stock (1):
Net income from continuing operations	$.93	$1.10	$1.35	$1.60
Net (loss) income from discontinued operations	(.06)	—	(0.07)	—

Net income	$.87	$1.10	$1.28	$1.60

Diluted earnings per share for Common and Class B common stock (1):
Net income from continuing operations	$.88	$1.03	$1.27	$1.49
Net (loss) income from discontinued operations	(.06)	—	(0.06)	—

Net income	$.82	$1.03	$1.21	$1.50

Weighted average Common and Class B common shares and equivalent shares used to calculate earnings per share:
Basic	26,336	26,186	26,270	26,154

Diluted	27,939	27,891	27,866	27,937

(1)	Earnings per Common and Class B common share are calculated on an individual basis and, because of rounding, the summation of earnings from continuing operations and earnings from discontinued operations may not equal the amount calculated for earnings as a whole.

See accompanying notes to condensed consolidated financial statements.

3 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$40,363	$33,800
Accounts receivable, net	206,861	177,646
Inventories	321,632	291,024
Other current assets	8,784	11,635
Net assets of discontinued operations (Note 8)	4,725	6,945

Total current assets	582,365	521,050

Property and equipment, net	20,908	21,211
Goodwill	163,097	162,349
Other assets	4,626	5,758

	$770,996	$710,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$83	$10,084
Accounts payable	145,579	102,795
Accrued expenses and other current liabilities	40,701	42,309

Total current liabilities	186,363	155,188

Long-term obligations:
Borrowings under revolving credit agreement	30,000	30,000
Other long-term obligations, net of current portion	77	118

Total long-term obligations	30,077	30,118

Deferred income taxes and other liabilities	11,208	8,676

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $.50 par value	15,193	15,059
Class B common stock, $.50 par value	1,874	1,875
Paid-in capital	262,656	253,422
Accumulated other comprehensive loss, net of tax	(2)	(126)
Retained earnings	363,846	346,375
Treasury stock, at cost	(100,219)	(100,219)

Total shareholders’ equity	543,348	516,386

	$770,996	$710,368

See accompanying notes to condensed consolidated financial statements.

4 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income from continuing operations	$35,426	$41,752
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,903	2,813
Share-based compensation	2,689	2,537
Excess tax benefits from share-based compensation	(2,897)	(8,139)
Provision for doubtful accounts	821	1,183
Gain on sale of property and equipment	(15)	(21)
Gain on sale of available-for-sale securities	(1,083)	—
Other, net	4,819	3,584
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30,199)	(37,735)
Inventories	(31,278)	(70,270)
Accounts payable and other liabilities	43,221	47,127
Other, net	1,612	(2,304)

Net cash provided by (used in) operating activities of continuing operations	26,019	(19,473)
Net cash provided by operating activities of discontinued operations	635	225

Net cash provided by (used in) operating activities	26,654	(19,248)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	7,101	—
Business acquisitions, net of cash acquired	371	(1,123)
Proceeds from sale of property and equipment	311	135
Capital expenditures	(2,864)	(3,389)
Purchases of available-for-sale securities	(4,405)	—

Net cash provided by (used in) investing activities of continuing operations	514	(4,377)
Net cash used in investing activities of discontinued operations	(38)	(76)

Net cash provided by (used in) investing activities	476	(4,453)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(16,197)	(12,463)
Repayment of long-term notes	(10,000)	(10,000)
Net repayments of other long-term obligations	(42)	(39)
Net borrowings under revolving credit agreement	—	30,000
Purchase of treasury stock	—	(15,328)
Excess tax benefits from share-based compensation	2,897	8,139
Net proceeds from issuances of common stock	2,914	2,946

Net cash (used in) provided by financing activities	(20,428)	3,255

Net increase (decrease) in cash and cash equivalents	6,702	(20,446)
Cash and cash equivalents at beginning of period	34,340	27,650

Cash and cash equivalents at end of period	$41,042	$7,204

See accompanying notes to condensed consolidated financial statements.

5 of 22

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(In thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

Basis of Consolidation

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2006, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, “Watsco,” which may be referred to as we, us or our) audited consolidated financial statements, and the June 30, 2007 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2006 Annual Report on Form 10-K. All amounts, except share and per share data, are expressed in thousands of dollars.

The results of operations for the quarter and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by Watsco have historically been seasonal with revenues generally higher during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves for self-insurance programs and valuation of goodwill. Actual results could differ from those estimates.

Accounting Change

Prior to January 1, 2007, we recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Under SFAS No. 5, we recorded a liability (including interest and penalties) associated with an uncertain tax position if the liability was both probable and estimable.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and requires expanded disclosure with respect to the uncertainty in income taxes. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.

We are subject to U.S. federal income tax and income tax of multiple state jurisdictions. We are open to tax audits in the various jurisdictions until the respective statutes of limitations expire. We are no longer subject to U.S. federal tax examinations for tax years prior to 2003. In July 2007, the Internal Revenue Service notified and commenced an examination of our federal tax returns for the 2004 and 2005 tax years. While any adjustments resulting from this examination could affect our federal income tax returns, we do not believe that such adjustments, if any, will have a material effect on our consolidated financial position, results of operations or

6 of 22

cash flows. For the majority of states, we are no longer subject to tax examinations for tax years prior to 2002. In connection with our adoption of FIN No. 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on our condensed consolidated financial statements upon adoption of FIN No. 48 on January 1, 2007.

As of January 1, 2007, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $1,123. Of this total, $581 (net of the federal benefit received from state positions) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Our continuing practice is to recognize interest related to income tax matters in income tax expense and penalties within selling, general and administrative expenses in the condensed consolidated statements of income. The cumulative amount of accrued interest and penalties resulting from such unrecognized tax benefits was $149, and is included in deferred income taxes and other liabilities in the accompanying condensed consolidated balance sheet. We do not anticipate a significant change in our unrecognized tax benefits during the next twelve months.

2.	Cash Equivalents

All highly liquid instruments purchased with original maturities of three months or less are considered to be cash equivalents. Cash equivalents at December 31, 2006 included $9,825 of municipal securities with put options of seven days or less, which were considered to be cash equivalents for purposes of the condensed consolidated financial statements. No individual municipal security equaled or exceeded 1% of total assets and such securities were investment grade and collateralized by a letter of credit issued by the remarketing agent. At June 30, 2007, no municipal securities were held.

3.	Share-Based Compensation

Share-Based Compensation Plans

We have two share-based compensation plans for employees. The 2001 Incentive Compensation Plan (the “2001 Plan”) provides for the award of a broad variety of stock-based compensation alternatives such as non-qualified stock options, incentive stock options, non-vested (restricted) stock, performance awards, dividend equivalents, deferred stock and stock appreciation rights at no less than 100% of the market price on the date the award is granted. To date, awards under the 2001 Plan consist of non-qualified stock options and non-vested (restricted) stock. Under the 2001 Plan, awards for an aggregate of 3,000,000 shares of Common and Class B common stock may be granted. Options under the 2001 Plan vest over two to five years of service and have contractual terms of five to ten years. Awards of non-vested (restricted) stock, which are granted at no cost to the employee, vest upon attainment of a certain age, generally the employee’s respective retirement age. We also maintain the 1991 Stock Option Plan (the “1991 Plan”), which expired during 2001; therefore, no additional options may be granted. Options under the 1991 Plan vest over two to five years of service and have contractual terms of ten years.

Share-Based Compensation Fair Value Assumptions

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing valuation model based on the weighted-average assumptions noted in the table below. The fair value of each stock option award, which is subject to graded vesting, is expensed, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the stock option. We use historical data to estimate stock option forfeitures within the valuation model. All of the awards granted during the quarter and six months ended June 30, 2007 meet the definition of “plain vanilla” options, as defined in SEC Staff Accounting Bulletin No. 107. The expected term of stock option awards granted represents the period of time that stock option awards granted are expected to be outstanding and was calculated using the simplified method for plain vanilla options. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. Expected volatility is based on historical volatility of Watsco’s stock.

The weighted-average assumptions relating to the valuation of our stock options for the quarters and six months ended June 30, 2007 and 2006 were as follows:

7 of 22

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected term in years	4.25	4.25	4.25	4.25
Risk-free rate	4.91%	5.18%	4.87%	4.96%
Expected volatility	23.82%	24.36%	23.81%	24.03%
Expected dividend yield	2.13%	1.35%	2.11%	1.29%

Share-Based Compensation Expense

The following table provides information on share-based compensation expense and tax benefits recognized during the quarters and six months ended June 30, 2007 and 2006:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Share-based compensation expense	$1,436	$1,428	$2,689	$2,537
Income tax benefit	(538)	(538)	(1,008)	(959)

Share-based compensation expense, net of tax	$898	$890	$1,681	$1,578

At June 30, 2007, there was $1,620 of unrecognized share-based compensation expense related to stock options granted under the 2001 Plan, which is expected to be recognized over a weighted-average period of 1.8 years. At June 30, 2007, there was $38,167 of unrecognized share-based compensation expense related to non-vested (restricted) stock, which is expected to be recognized over a weighted-average period of 11.0 years.

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

Basic earnings per share for our Common and Class B common stock is computed by dividing net income allocated to Common stock and Class B common stock by the weighted-average number of shares of Common stock and Class B common stock outstanding, respectively. Non-vested (restricted) stock is not included in the computation of basic earnings per share until the securities vest. Diluted earnings per share for our Common stock assume the conversion of all Class B common stock into Common stock and adjust for the dilutive effects of outstanding stock options and shares of non-vested (restricted) stock using the treasury stock method.

For the basic earnings per share calculation, net income available to shareholders is allocated among our two classes of common stock: Common stock and Class B common stock. The allocation among each class is based upon the two-class method on a one-for-one per share basis. The following table shows how net income is allocated using this method for the quarters and six months ended June 30, 2007 and 2006:

8 of 22

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income available to shareholders	$22,850	$28,748	$33,664	$41,795

Allocation of net income for Basic:
Common stock	$20,792	$26,207	$30,627	$37,995
Class B common stock	2,058	2,541	3,037	3,800

	$22,850	$28,748	$33,664	$41,795

The diluted earnings per share calculation assumes the conversion of all of Watsco’s Class B common stock into Common stock as of the beginning of the period, so no allocation of earnings to Class B common stock is required.

The following summarizes the weighted-average number of Common and Class B common shares outstanding during the period and is used to calculate earnings per share of Common and Class B common stock including the potentially dilutive impact of stock options and non-vested (restricted) stock, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares for the quarters and six months ended June 30, 2007 and 2006:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average Common and Class B common shares outstanding for basic earnings per share	26,335,533	26,186,039	26,269,512	26,153,505

Weighted-average Common shares outstanding for basic earnings per share	23,965,656	23,808,284	23,899,635	23,775,750
Diluted shares resulting from:
Stock options	887,237	1,012,988	901,566	1,092,065
Non-vested (restricted) stock	715,877	691,918	694,435	691,780
Effect of assuming conversion of Class B Common shares into Common stock	2,369,877	2,377,755	2,369,877	2,377,755

Shares for diluted earnings per share	27,938,647	27,890,945	27,865,513	27,937,350

Diluted earnings per share excluded 92,885 and 56,632 shares for the quarters ended June 30, 2007 and 2006, respectively, and 91,423 and 31,541 shares for the six months ended June 30, 2007 and 2006, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, 82,450 and 78,171 shares for the quarters ended June 30, 2007 and 2006, respectively, and 92,450 and 287,359 shares for the six months ended June 30, 2007 and 2006, respectively, related to non-vested (restricted) stock were considered anti-dilutive and excluded from the earnings per share calculation.

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

At June 30, 2007, December 31, 2006 and June 30, 2006, one interest rate swap agreement was in effect with a notional value of $30,000 maturing in October 2007. The swap agreement exchanges the variable rate of 90-day LIBOR to a fixed interest rate of 6.25%. Since all of the critical terms of the swap exactly match those of the hedged debt, no ineffectiveness has been identified in the

9 of 22

hedging relationship. Consequently, we record all changes in fair value as a component of other comprehensive income. We periodically determine the effectiveness of the swap by determining that the critical terms still match, determining that the future interest payments are still probable of occurrence, and evaluating the likelihood of the counterparty’s compliance with the terms of the swap. The negative fair value of the derivative financial instrument was $135 and $279 at June 30, 2007 and December 31, 2006, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the accompanying condensed consolidated balance sheets.

6.	Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized gains on available-for-sale securities and the effective portion of a cash flow hedge as further discussed in Note 5. The components of comprehensive income for the quarters and six months ended June 30, 2007 and 2006, respectively, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$22,850	$28,748	$33,664	$41,795
Changes in unrealized losses on derivative instrument, net of income tax expense of $29, $81, $55 and $194, respectively	47	130	90	312
Changes in unrealized gains on available-for-sale securities arising during the period, net of income tax expense of $26, $0, $20 and $0, respectively	44	—	34	—
Reclassification adjustment for securities gains realized in net income, net of income tax expense of $0, $0, $178 and $0, respectively	—	—	(297)	—

Comprehensive income	$22,941	$28,878	$33,491	$42,107

7.	Shareholders’ Equity

Dividends Declared

The Board of Directors declared cash dividends on Common and Class B common stock of $0.33 per share, $0.25 per share, $0.58 per share and $0.45 per share for the quarters and six months ended June 30, 2007 and 2006, respectively. On July 2, 2007, the Board of Directors declared a regular quarterly cash dividend of $0.33 per share of Common and Class B common stock payable July 31, 2007 to shareholders of record as of July 13, 2007. Also in July 2007, the Board of Directors approved an increase to the quarterly cash dividend rate to $0.40 per share from $0.33 per share of Common and Class B common stock beginning with the next regular scheduled dividend declaration.

Non-Vested (Restricted) Stock Awards

During the quarters and six months ended June 30, 2007 and 2006, we granted 35,000, 7,500, 45,000 and 81,044 shares of non-vested (restricted) stock under the 2001 Plan, respectively.

Stock Options Exercised

During the quarters and six months ended June 30, 2007 and 2006, 72,750, 13,450, 169,213 and 102,100, respectively, of stock options were exercised for Common and Class B common stock, for which we received proceeds of $946, $198, $2,514 and $1,774, respectively. During the quarter ended June 30, 2007 and the six months ended June 30, 2007 and 2006, 8,892 shares of common stock with an aggregate market value of $458, 17,291 shares of common stock with an aggregate market value of $902 and 150,086 shares of common stock with an aggregate market value of $10,563, respectively, were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. Upon delivery these shares were retired.

10 of 22

Employee Stock Purchase Plan

During the quarters and six months ended June 30, 2007 and 2006, 4,541, 4,514, 8,307 and 23,467 shares of common stock were issued under our non-compensatory employee stock purchase plan, respectively, for which we received net proceeds of $225, $300, $400 and $1,172, respectively.

Stock Repurchased

In 1999, our Board of Directors authorized the repurchase, at management’s discretion, of 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. During the quarter and six months ended June 30, 2006, repurchases totaled 190,300 and 243,600 shares at a cost of $11,673 and $15,328, respectively. No shares were repurchased during the quarter and six months ended June 30, 2007. In aggregate, 6,034,213 shares of Common stock and Class B common stock have been repurchased at a cost of $100,219 since the inception of the program. The remaining 1,465,787 shares authorized for repurchase are subject to certain restrictions included in our debt agreements.

8.	Discontinued Operations

During June 2007, our Board of Directors approved and we executed an agreement to sell the stock of our non-core staffing unit, Dunhill Staffing Systems, Inc. (“Dunhill”), to ATS Group LLC, subject to certain closing adjustments. Dunhill represented our “other” segment and consequently, the amounts related to this operation are presented as discontinued operations in our condensed consolidated statements of income and our condensed consolidated statement of cash flows for all periods presented. Additionally, the net assets are reported as discontinued operations in our condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006. The transaction closed on July 19, 2007. Upon finalizing the closing adjustments, as defined in the stock purchase agreement, any gain or loss on sale will be recorded and reported through discontinued operations. The divestiture of Dunhill will not have a material impact on our financial condition or results of operations.

Included in discontinued operations as presented in our condensed consolidated statements of income are the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$5,557	$7,233	$11,719	$14,000
(Loss) income from discontinued operations	(2,558)	115	(2,820)	70
Income tax benefit (expense)	960	(44)	1,058	(27)
Net (loss) income from discontinued operations	(1,598)	71	(1,762)	43

The major classes of assets and liabilities of Dunhill are as follows:

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$679	$540
Accounts receivable, net	2,204	3,322
Other current assets	967	102
Property and equipment, net	244	265
Other assets	3,976	3,980
Current liabilities	(3,345)	(1,264)

Net assets of discontinued operations	$4,725	$6,945

9.	Commitments and Contingencies

Litigation, Claims and Assessments

We are involved in litigation incidental to the operation of our business and we vigorously defend all matters in which we or our subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse

11 of 22

judgments, claims or assessments that may affect us. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the ultimate liability associated with any claims or litigation in which we or our subsidiaries are involved will not materially affect our financial condition or results of operations.

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance programs and for one subsidiary’s health benefit program. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amount of $4,573 and $5,664 at June 30, 2007 and December 31, 2006, respectively, were established related to such insurance programs.

Minimum Royalty Payments

We are obligated under a licensing agreement with Whirlpool Corporation to make minimum annual royalty payments of $1,000 through 2011.

10.	Recently Issued Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

11.	Subsequent Events

On July 3, 2007, we executed a definitive merger agreement with ACR Group, Inc. (“ACR”), under which we were seeking to acquire ACR’s outstanding common stock in a cash tender offer for $6.75 per share. During July 2007, ACR’s shareholders were sent an Offer to Purchase for Cash, commencing the tender offer which expired August 3, 2007 at 12:00 midnight, New York City Time. As of the expiration of the tender offer, approximately 7,872,127 shares had been validly tendered and not withdrawn (including shares tendered by notices of guaranteed delivery). The tendered shares, together with 3,122,819 of ACR’s outstanding shares the executive officers and certain of their affiliates have committed to sell to us, represent approximately 91.1% of ACR’s common stock. All shares that were validly tendered and not withdrawn have been accepted for payment. We expect to acquire the remaining outstanding shares of ACR through a short-form merger. Since we are the owner of at least 90% of ACR’s outstanding shares, we will be able to effect the merger under Texas law without the need for a meeting of ACR’s stockholders.

As disclosed in its SEC filings, ACR had sales of $240.0 million during its most recent fiscal year and is one of the nation’s largest distributors of air conditioning and heating products. Founded in 1990, ACR is based in Houston, Texas and operates from 54 locations serving over 12,000 air conditioning and heating contractors throughout Florida, Texas, California, Georgia, Tennessee, Arizona, Colorado, Louisiana, Nevada and New Mexico.

12 of 22

On July 23, 2007, the Board of Directors approved an increase to the quarterly cash dividend rate to $0.40 per share from $0.33 per share of Common and Class B common stock beginning with the next regular scheduled dividend declaration.

On July 31, 2007, one of our subsidiaries acquired substantially all of the assets and assumed certain liabilities of a wholesale distributor of air conditioning and heating products operating from one location in Gonzales, Louisiana. The purchase price of the acquisition included a cash payment of approximately $700.

On August 3, 2007, we entered into an unsecured five-year $300,000 revolving credit agreement with eight lenders which replaced in its entirety, our previous five-year $100,000 facility. Proceeds from the new facility were used to pay $20,000 owed under the prior facility and will be used further for general corporate purposes, including working capital, dividends, stock repurchases and acquisitions, including ACR. The terms of the credit facility also provide for a $25,000 swingline subfacility and a $50,000 letter of credit subfacility. Borrowings bear interest at primarily LIBOR-based rates plus a spread which ranges from 37.5 to 112.5 basis points (LIBOR plus 50 basis points as of the date hereof) depending upon our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment, ranging from 7.5 to 20 basis points. Alternatively, we have the option to elect to have borrowings bear interest at the higher of the prime rate or the Federal Funds Rate plus 50 basis points. The credit facility contains customary affirmative and negative covenants and warranties, including two financial covenants with respect to our leverage and interest coverage ratios and limits the level of capital expenditures and dividends and stock repurchases in addition to other restrictions. The credit facility matures in August 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) is the largest independent distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the United States. We currently operate from 440 locations in 34 states.

Revenues primarily consist of sales of air conditioning, heating and refrigeration equipment and related parts and supplies. Selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions and marketing expenses that tend to be variable in nature and correlate to sales growth. Other significant selling, general and administrative expenses relate to the operation of warehouse facilities, including a fleet of trucks and forklifts and facility rent, which are payable mostly under non-cancelable operating leases.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. At least quarterly, management reevaluates its judgments and estimates which are based on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances.

13 of 22

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed on March 1, 2007. We believe that there have been no significant changes during the quarter and six months ended June 30, 2007 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Discontinued Operations

During June 2007, our Board of Directors approved and we executed an agreement to sell the stock of our non-core staffing unit, Dunhill Staffing Systems, Inc. (“Dunhill”), to ATS Group LLC, subject to certain closing adjustments. The transaction closed on July 19, 2007. The amounts related to this operation are presented as discontinued operations in our condensed consolidated statements of income and our condensed consolidated statement of cash flows for all periods presented. Additionally, the net assets are reported as discontinued operations in our condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006.

Results of Operations

The following table summarizes information derived from the condensed consolidated statements of income expressed as a percentage of revenues for the quarters and six months ended June 30, 2007 and 2006:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.6	74.0	74.5	74.2

Gross profit	25.4	26.0	25.5	25.8
Selling, general and administrative expenses	17.0	16.7	18.7	18.1

Operating income	8.4	9.3	6.8	7.7
Interest expense, net	0.1	0.2	0.1	0.2

Income from continuing operations before income taxes	8.3	9.1	6.7	7.5
Income taxes	3.1	3.4	2.5	2.8

Net income from continuing operations	5.2	5.7	4.2	4.7
(Loss) income from discontinued operations, net of income taxes	(0.3)	0.0	(0.2)	0.0

Net income	4.9%	5.7%	4.0%	4.7%

The following narratives include the results of operations for businesses acquired during 2006. There were no acquisitions during the six months ended June 30, 2007. The acquisitions were accounted for using the purchase method of accounting and, accordingly, their results of operations have been included in the condensed consolidated results beginning on their respective dates of acquisition. The proforma effects of these acquisitions were not deemed significant on either an individual or an aggregate basis in the related acquisition year. In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the prior twelve months unless they are within close geographical proximity to existing locations. Additionally, the following narratives include the results of operations of our continuing operations only and exclude the results of our discontinued operation, Dunhill.

QUARTER ENDED JUNE 30, 2007 VS. QUARTER ENDED JUNE 30, 2006

Revenues for the quarter ended June 30, 2007 decreased $33.7 million, or 7%, compared to the same period in 2006, including a $10.0 million contribution from locations acquired and opened during the last twelve months. On a same-store basis, revenues declined $43.7 million, or 9%, over the same period in 2006. The 2007 second quarter follows the record 2006 second quarter, which

14 of 22

included seasonally better weather for the sale of replacement air conditioning systems, especially in our largest markets in Florida, Texas and California, unusually strong unit volume of 10 and 12 SEER systems in connection with the transition to higher cost, higher efficiency air conditioning systems as well as stronger sales to the new construction market.

Gross profit for the quarter ended June 30, 2007 decreased $11.4 million, or 9%, compared to the same period in 2006, primarily as a result of decreased revenues. Gross profit margin for the quarter ended June 30, 2007 declined 60 basis-points to 25.4% versus 26.0% for the same period in 2006, due to lower margins on certain commodity products that are sensitive to changes in commodity prices, a shift in sales mix to lower margin HVAC equipment products and a decrease in earned vendor rebates on lower purchases.

Selling, general and administrative expenses as a percent of revenues for the quarter ended June 30, 2007 increased to 17.0% from 16.7% for the same period in 2006. Selling, general and administrative expenses for the quarter ended June 30, 2007 decreased $3.9 million, or 5%, compared to the same period in 2006. On a same-store basis, selling, general and administrative expenses were down 7% compared to the same period in 2006 primarily due to lower revenues and earnings, which impact certain variable expense items such as performance-based compensation and marketing expenses.

Net interest expense for the quarter ended June 30, 2007 decreased $.7 million, or 65%, compared to the same period in 2006, primarily due to a 56% decrease in average outstanding borrowings and greater interest income resulting from higher cash and cash equivalents on hand during 2007 as compared to 2006.

The effective tax rate was 37.5% for the quarter ended June 30, 2007 and 37.6% for the quarter ended June 30, 2006. The decrease is due to the realization of employment tax credits and various other initiatives.

Net income for the quarter ended June 30, 2007 decreased $4.2 million, or 15%, compared to the same period in 2006. The decrease in net income was primarily driven by the lower revenues discussed above.

SIX MONTHS ENDED JUNE 30, 2007 VS. SIX MONTHS ENDED JUNE 30, 2006

Revenues for the six months ended June 30, 2007 decreased $50.5 million, or 6%, over the same period in 2006 including a $17.9 million contribution from locations acquired and opened offset by $.5 million from closed locations. On a same-store basis, revenues decreased $67.9 million, or 8%, over the same period in 2006. The first half of 2007 follows the record performance of the first half of 2006, which included unusually strong unit volume of 10 and 12 SEER systems in advance of the transition to higher cost, higher efficiency air conditioning systems as well as stronger sales to the new construction market.

Gross profit for the six months ended June 30, 2007 decreased $14.9 million, or 7%, compared to the same period in 2006, primarily as a result of decreased revenues. Gross profit margin for the six months ended June 30, 2007 declined 30 basis-points to 25.5% versus 25.8% for the same period in 2006, due to a shift in sales mix to lower margin HVAC equipment products.

Selling, general and administrative expenses as a percent of revenues for the six months ended June 30, 2007 increased to 18.7% from 18.1% for the same period in 2006. Selling, general and administrative expenses for the six months ended June 30, 2007 decreased $3.5 million, or 2%, compared to the same period in 2006. On a same-store basis, selling, general and administrative expenses were down 5% compared to the same period in 2006 primarily due to lower revenues and earnings, which impact certain variable expense items such as performance-based compensation and marketing expenses.

Net interest expense for the six months ended June 30, 2007 decreased $1.1 million, or 56%, compared to the same period in 2006, primarily due to a 41% decrease in average outstanding borrowings and greater interest income resulting from higher cash and cash equivalents on hand during 2007 as compared to 2006.

The effective tax rate for the six months ended June 30, 2007 decreased to 37.5% from 37.7% for the six months ended June 30, 2006, as a result of the realization of employment tax credits and various other initiatives.

15 of 22

Net income for the six months ended June 30, 2007 decreased $6.3 million, or 15%, compared to the same period in 2006. The decrease in net income was primarily driven by the lower revenues discussed above.

Liquidity and Capital Resources

Liquidity is defined as the ability to generate adequate amounts of cash to meet current cash needs. We assess our liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand of HVAC/R products, which peak in the months of May through August. Significant factors which could affect our liquidity include the following:

•	cash flows generated from operating activities;

•	the adequacy of available bank lines of credit;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions;

•	the timing and extent of common stock repurchases;

•	dividend payments;

•	and capital expenditures.

On August 3, 2007, we entered into an unsecured five-year $300.0 million revolving credit agreement with eight lenders which replaced in its entirety, our previous five-year $100.0 million facility. Proceeds from the new facility were used to pay $20.0 million owed under the prior facility and will be used further for general corporate purposes, including working capital, dividends, stock repurchases and acquisitions, including ACR Group, Inc. (“ACR”). The terms of the credit facility also provide for a $25.0 million swingline subfacility and a $50.0 million letter of credit subfacility. Borrowings bear interest at primarily LIBOR-based rates plus a spread which ranges from 37.5 to 112.5 basis points (LIBOR plus 50 basis points as of the date hereof) depending upon our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment, ranging from 7.5 to 20 basis points. Alternatively, we have the option to elect to have borrowings bear interest at the higher of the prime rate or the Federal Funds Rate plus 50 basis points. The credit facility matures in August 2012.

Prior to the August 2007 revolving credit agreement, we maintained a bank-syndicated, unsecured revolving credit agreement that provided for borrowings of up to $100.0 million. Borrowings were used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions and issuances of letters of credit. Borrowings bore interest at primarily LIBOR-based rates plus a spread that was dependent upon our financial performance (LIBOR plus .475% at June 30, 2007). A variable commitment fee was paid on the unused portion of the credit line (.125% at June 30, 2007). At June 30, 2007 and December 31, 2006, $30.0 million was outstanding under this revolving credit agreement.

A $125.0 million unsecured private placement shelf facility is also maintained as a source of borrowings. The uncommitted shelf facility provides fixed-rate financing through December 2007 as a complement to the variable rate borrowings available under the revolving credit agreement. During April 2007, the $10.0 million of Senior Series A Notes (“Notes”) that were outstanding at December 31, 2006 under the facility were repaid. Future borrowings under the unsecured private placement shelf facility are conditioned upon us amending its terms and conditions to conform with the $300.0 million revolving credit agreement executed on August 3, 2007.

Both the revolving credit agreement and the private placement shelf facility contained customary affirmative and negative covenants including certain financial covenants with respect to consolidated leverage, interest and debt coverage ratios and limit capital expenditures, dividends and share repurchases in addition to other restrictions. We were in compliance with all covenants and financial ratios at June 30, 2007.

At June 30, 2007 and December 31, 2006, one interest rate swap agreement was in effect with a notional value of $30.0 million to manage the net exposure to interest rate changes related to $30.0 million of borrowings under the revolving credit agreement. The interest rate swap agreement, which expires in October 2007, effectively converts the LIBOR-based variable rate borrowings into fixed rate borrowings. Developments in the capital markets are continuously monitored and swap transactions are entered into solely

16 of 22

with established counterparties having investment grade ratings. See Note 5 to the condensed consolidated financial statements and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our December 31, 2006 Annual Report on Form 10-K for further information.

Working capital increased to $396.0 million at June 30, 2007 from $365.9 million at December 31, 2006, primarily due to increased inventory levels and accounts receivable balances as a result of seasonality, coupled with decreased current debt obligations as a result of the repayment of Notes, partially offset by seasonality increases in accounts payable. The increase in working capital was primarily funded by operating cash flows.

Net cash provided by operating activities of continuing operations was $26.0 million for the six months ended June 30, 2007 compared to net cash used in operating activities of continuing operations of $19.5 million for the same period in 2006. The increase in operating cash flows primarily resulted from lower accounts receivable compared to 2006 resulting from lower revenues in 2007 and reduced inventory expenditures as a result of the buildup of inventory levels during 2006 in connection with the transition to higher efficiency units, partially offset by a decrease in net income as a result of decreased revenues.

During the six months ended June 30, 2007, net cash of $0.5 million was provided by investing activities of continuing operations compared to net cash used in investing activities of continuing operations of $4.4 million for the same period in 2006. The increase is primarily due to $2.7 million in net proceeds from the sale of marketable securities realized in 2007 and $1.1 million utilized in acquisitions during 2006.

In the first quarter of 2006, one of our subsidiaries completed the acquisition of a refrigeration equipment distributor with locations in Birmingham and Montgomery, Alabama. Also in the first quarter of 2006, another subsidiary completed the acquisition of a wholesale distributor of air conditioning and heating products operating from a single location in Kansas City, Missouri. There were no acquisitions during the six months ended June 30, 2007.

On July 3, 2007, we executed a definitive merger agreement with ACR, under which we were seeking to acquire ACR’s outstanding common stock in a cash tender offer for $6.75 per share. During July 2007, ACR’s shareholders were sent an Offer to Purchase for Cash, commencing the tender offer which expired August 3, 2007 at 12:00 midnight, New York City Time. As of the expiration of the tender offer, approximately 7,872,127 shares had been validly tendered and not withdrawn (including shares tendered by notices of guaranteed delivery). The tendered shares, together with 3,122,819 of ACR’s outstanding shares the executive officers and certain of their affiliates have committed to sell to us, represent approximately 91.1% of ACR’s common stock. All shares that were validly tendered and not withdrawn have been accepted for payment. We expect to acquire the remaining outstanding shares of ACR through a short-form merger. Since we are the owner of at least 90% of ACR’s outstanding shares, we will be able to effect the merger under Texas law without the need for a meeting of ACR’s stockholders.

As disclosed in its SEC filings, ACR had sales of $240.0 million during its most recent fiscal year and is one of the nation’s largest distributors of air conditioning and heating products. Founded in 1990, ACR is based in Houston, Texas and operates from 54 locations serving over 12,000 air conditioning and heating contractors throughout Florida, Texas, California, Georgia, Tennessee, Arizona, Colorado, Louisiana, Nevada and New Mexico.

On July 31, 2007, one of our subsidiaries acquired substantially all of the assets and assumed certain liabilities of a wholesale distributor of air conditioning and heating products operating from one location in Gonzales, Louisiana. The purchase price of the acquisition included a cash payment of approximately $0.7 million.

Net cash used in financing activities was $20.4 million for the six months ended June 30, 2007 compared to net cash provided by financing activities of $3.3 million for same period in 2006. The change is primarily due to $30.0 million net borrowings under the revolving credit agreement in 2006, which were partially offset by $15.3 million of stock repurchases in 2006 that did not occur in 2007, a reduction of $5.2 million in excess tax benefits resulting from share-based compensation and a $3.7 million increase in dividends paid.

In 1999, our Board of Directors authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. Repurchases totaled 243,600 shares at a cost of $15.3 million during the six months ended June 30,

17 of 22

2006. No shares were repurchased during the six months ended June 30, 2007. In aggregate, 6.0 million shares of Common stock and Class B common stock have been repurchased at a cost of $100.2 million since the inception of the program. The remaining 1.5 million shares authorized for repurchase are subject to certain restrictions included in our debt agreement.

Cash dividends of $0.58 per share and $0.45 per share of Common stock and Class B common stock were paid during the six months ended June 30, 2007 and 2006, respectively. On July 2, 2007, the Board of Directors declared a regular quarterly cash dividend of $0.33 per share of Common stock and Class B common stock, which was paid on July 31, 2007 to shareholders of record as of July 13, 2007. Also in July 2007, the Board of Directors approved an increase to the quarterly cash dividend rate to $0.40 per share from $0.33 per share of Common and Class B common stock beginning with the next regular scheduled dividend declaration. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

We believe we have adequate availability of capital from operations and our current credit facility to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of June 30, 2007, we had $40.4 million of cash and cash equivalents, $65.4 million of additional borrowing capacity under the revolving credit agreement and $125.0 million available under the private placement shelf facility (subject to certain borrowing limitations) to fund present operations and anticipated growth, including expansion in our current and targeted market areas. On August 3, 2007, we increased our credit facility from our existing $100.0 million to $300.0 million giving us an additional $200.0 million in borrowing capacity, subject to limitations. Potential acquisitions are continually evaluated and discussions are often conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities if required.

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

Actual results could differ materially from these forward-looking statements as a result of several factors, including:

•	general economic conditions affecting general business spending,

•	consumer spending,

•	consumer debt levels,

•	seasonal nature of product sales,

•	weather conditions,

•	effects of supplier concentration,

•	competitive factors within the HVAC/R industry,

•	insurance coverage risks,

18 of 22

•	prevailing interest rates, and

•	the continued viability of our business strategy.

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on our business or operations. For additional information identifying some other important factors which may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Commission filings, including but not limited to, the discussion included in the Business section of our December 31, 2006 Annual Report on Form 10-K under the headings “General Risk Factors” and “Business Risk Factors.” Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Senior Vice President and Chief Financial Officer have performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007, and, based upon such evaluation, each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation incidental to the operation of our business. We vigorously defend all matters in which we are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, we do not believe the ultimate liability associated with any claims or litigation will have a material impact to our financial condition or results of operations.

Item 1A.	Risk Factors

Information about risk factors for the quarter ended June 30, 2007, does not differ materially from that set forth in Part I, Item 1A, of our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the repurchase (originally adopted in September 1999), at management’s discretion, of 7.5 million shares of common stock to be repurchased in the open market or via private transactions. Through June 30, 2007,

19 of 22

6.0 million shares of Common and Class B common stock have been repurchased at a cost of $100.2 million since the inception of the program. The remaining 1.5 million shares authorized for repurchase are subject to certain restrictions included in our debt agreements. During the quarter ended June 30, 2007, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Dividends

Cash dividends of $0.33 per share, $0.25 per share, $0.58 per share and $0.45 per share of Common stock and Class B common stock were paid during the quarters and six months ended June 30, 2007 and 2006, respectively. On July 2, 2007, the Board of Directors declared a regular quarterly cash dividend of $0.33 per share of Common and Class B common stock payable July 31, 2007 to shareholders of record as of July 13, 2007. Also in July 2007, the Board of Directors approved an increase to the quarterly cash dividend rate to $0.40 per share from $0.33 per share of Common and Class B common stock beginning with the next regular scheduled dividend declaration. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under our debt agreements, future prospects and other factors deemed relevant by our Board of Directors.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our 2007 Annual Meeting of Shareholders was held on May 25, 2007.

(b)	Our management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s director nominees as listed in the proxy statement. The following director nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders (the Common stock directors having been elected by holders of our Common stock voting as a single class and the Class B common stock directors having been elected by holders of the Class B common stock voting as a single class):

	Votes For	Votes Withheld
Common Stock Directors
Robert L. Berner III	22,395,708	424,315
Denise Dickens	22,379,815	440,208
Gary L. Tapella	14,855,216	7,964,807

Class B Common Stock Directors
Cesar L. Alvarez	36,434,850	29,590
Frederick H. Joseph	36,447,910	16,530
Paul F. Manley	36,457,350	7,090
Bob L. Moss	36,457,350	7,090
Albert H. Nahmad	36,287,120	177,320
George P. Sape	36,457,350	7,090

Mr. Berner and Ms. Dickens were elected to a one-year term and Mr. Tapella was re-elected to a one-year term. Messrs. Joseph, Moss and Sape were re-elected to a two-year term. Messrs. Alvarez, Manley and Nahmad were re-elected to a three-year term.

(c)	A proposal was voted upon at the Annual Meeting of Shareholders to approve, adopt and ratify the action of the Board of Directors amending the Watsco, Inc. Second Amended and Restated 1996 Qualified Employee Stock Purchase Plan to, among other items, increase the amount of shares of Common Stock reserved for issuance from 900,000 to 1,000,000 shares.

20 of 22

The combined vote of our Common and Class B common stock was as follows:

For	53,365,876
Against	196,785
Withheld	386,915

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

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
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

August 9, 2007

22 of 22

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.