Form 10-Q
period 2007-09-30
WATSCO INC
filed 2007-11-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,290,761 shares of Common stock ($.50 par value), excluding treasury shares of 6,217,050 and 3,675,347 shares of Class B common stock ($.50 par value), excluding treasury shares of 48,263, were outstanding as of November 7, 2007.

WATSCO, INC. AND SUBSIDIARIES

2 of 22

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$518,596	$499,310	$1,360,387	$1,391,646
Cost of sales	387,664	367,627	1,014,550	1,030,110

Gross profit	130,932	131,683	345,837	361,536
Selling, general and administrative expenses	89,095	84,465	246,479	245,381

Operating income	41,837	47,218	99,358	116,155
Interest expense, net	1,255	1,101	2,094	3,021

Income from continuing operations before income taxes	40,582	46,117	97,264	113,134
Income taxes	15,218	17,160	36,474	42,425

Net income from continuing operations	25,364	28,957	60,790	70,709

(Loss) income from discontinued operations, net of income taxes (Note 10)	(116)	94	(1,878)	137

Net income	$25,248	$29,051	$58,912	$70,846

Basic earnings per share for Common and Class B common stock:
Net income from continuing operations	$.96	$1.11	$2.31	$2.70
Net (loss) income from discontinued operations	—	—	(0.07)	.01

Net income	$.96	$1.11	$2.24	$2.71

Diluted earnings per share for Common and Class B common stock (1):
Net income from continuing operations	$.91	$1.05	$2.18	$2.54
Net (loss) income from discontinued operations	—	—	(0.07)	—

Net income	$.90	$1.05	$2.11	$2.54

Weighted average Common and Class B common shares and equivalent shares used to calculate earnings per share:
Basic	26,399	26,136	26,313	26,148

Diluted	27,919	27,689	27,884	27,854

(1)	Earnings per Common and Class B common share are calculated on an individual basis and, because of rounding, the summation of earnings from continuing operations and earnings from discontinued operations may not equal the amount calculated for earnings as a whole.

See accompanying notes to condensed consolidated financial statements.

3 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$620	$33,800
Accounts receivable, net	227,810	177,646
Inventories	329,965	291,024
Other current assets	14,069	11,635
Net assets of discontinued operations (Note 10)	—	6,945

Total current assets	572,464	521,050

Property and equipment, net	26,262	21,211
Goodwill	225,045	162,349
Other assets	6,268	5,758

	$830,039	$710,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$262	$10,084
Accounts payable	108,917	102,795
Accrued expenses and other current liabilities	48,734	42,309

Total current liabilities	157,913	155,188

Long-term obligations:
Borrowings under revolving credit agreement	95,000	30,000
Other long-term obligations, net of current portion	1,061	118

Total long-term obligations	96,061	30,118

Deferred income taxes and other liabilities	13,953	8,676

Commitments and contingencies (Note 11)

Shareholders' equity:
Common stock, $.50 par value	15,245	15,059
Class B common stock, $.50 par value	1,867	1,875
Paid-in capital	265,473	253,422
Accumulated other comprehensive loss, net of tax	(74)	(126)
Retained earnings	379,820	346,375
Treasury stock, at cost	(100,219)	(100,219)

Total shareholders’ equity	562,112	516,386

	$830,039	$710,368

See accompanying notes to condensed consolidated financial statements.

4 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007 and 2006

(In thousands) (Unaudited)

	2007	2006
Cash flows from operating activities:
Net income from continuing operations	$60,790	$70,709
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,517	4,282
Share-based compensation	3,895	3,863
Excess tax benefits from share-based compensation	(3,409)	(8,226)
Provision for doubtful accounts	1,202	2,153
Gain on sale of available-for-sale securities	(1,156)	—
Other, net	4,153	5,224
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(23,494)	(21,885)
Inventories	4,756	(54,516)
Accounts payable and other liabilities	(18,308)	(6,025)
Other, net	2,351	(5,557)

Net cash provided by (used in) operating activities of continuing operations	35,297	(9,978)
Net cash provided by operating activities of discontinued operations	1,763	52

Net cash provided by (used in) operating activities	37,060	(9,926)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(108,144)	(1,137)
Purchases of available-for-sale securities	(5,159)	—
Capital expenditures	(4,304)	(7,842)
Proceeds from sale of property and equipment	378	249
Proceeds from sale of discontinued operations	3,342	—
Proceeds from sale of available-for-sale securities	7,879	—

Net cash used in investing activities of continuing operations	(106,008)	(8,730)
Net cash used in investing activities of discontinued operations	(38)	(102)

Net cash used in investing activities	(106,046)	(8,832)

Cash flows from financing activities:
Net proceeds from new revolving credit agreement	95,000	—
Net proceeds from issuances of common stock	3,763	3,472
Excess tax benefits from share-based compensation	3,409	8,226
Purchase of treasury stock	—	(15,328)
Net repayments of other long-term obligations	(425)	(58)
Payment of new revolving credit agreement costs	(470)	—
Repayment of long-term notes	(10,000)	(10,000)
Net (repayment) borrowing under prior revolving credit agreement	(30,000)	25,000
Dividends on Common and Class B common stock	(25,471)	(19,414)

Net cash provided by (used in) financing activities	35,806	(8,102)

Net decrease in cash and cash equivalents	(33,180)	(26,860)
Cash and cash equivalents at beginning of period	33,800	27,650

Cash and cash equivalents at end of period	$620	$790

See accompanying notes to condensed consolidated financial statements.

5 of 22

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(In thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

Basis of Consolidation

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2006, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, “Watsco,” which may be referred to as we, us or our) audited consolidated financial statements, and the September 30, 2007 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2006 Annual Report on Form 10-K. All amounts, except share and per share data, are expressed in thousands of dollars.

The results of operations for the quarter and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007. Sales of residential central air conditioners, heating equipment and parts and supplies distributed by Watsco have historically been seasonal with revenues generally higher during the months of May through August. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

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

Accounting Change

Prior to January 1, 2007, we recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Under SFAS No. 5, we recorded a liability (including estimated interest and penalties) associated with an uncertain tax position if the liability was both probable and estimable.

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

6 of 22

We are subject to U.S. federal income tax and income tax of multiple state jurisdictions. We are open to tax audits in the various jurisdictions until the respective statutes of limitations expire. In July 2007, the Internal Revenue Service notified and commenced an examination of our federal tax returns for the 2004 and 2005 tax years. While any adjustments resulting from this examination could affect our federal income tax returns, we do not believe that such adjustments, if any, will have a material effect on our consolidated financial position, results of operations or cash flows. We are no longer subject to U.S. federal tax examinations for tax years prior to 2003. For the majority of states, we are no longer subject to tax examinations for tax years prior to 2002. In connection with our adoption of FIN No. 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There was no material impact on our condensed consolidated financial statements upon adoption of FIN No. 48 on January 1, 2007.

As of January 1, 2007, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $1,123. Of this total, $581 (net of the federal benefit received from state positions) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. There has not been a significant change in our unrecognized tax benefit during the period since the adoption of this interpretation. Our continuing practice is to recognize penalties within selling, general and administrative expenses and interest related to income tax matters in income tax expense in the condensed consolidated statements of income. The cumulative amount of estimated accrued interest and penalties resulting from such unrecognized tax benefits was $149, and is included in deferred income taxes and other liabilities in the accompanying condensed consolidated balance sheet.

2.	Cash Equivalents

All highly liquid instruments purchased with original maturities of three months or less are considered to be cash equivalents. Cash equivalents at December 31, 2006 included $9,825 of municipal securities with put options of seven days or less, which were considered to be cash equivalents for purposes of the condensed consolidated financial statements. No individual municipal security equaled or exceeded 1% of total assets and such securities were investment grade and collateralized by a letter of credit issued by the remarketing agent. At September 30, 2007, no municipal securities were held.

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

Share-Based Compensation Fair Value Assumptions

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing valuation model based on the weighted-average assumptions noted in the table below. The fair value of each stock option award, which is subject to graded vesting, is expensed, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the stock option. We use historical data to estimate stock option forfeitures within the valuation model. All of the awards granted during the quarter and nine months ended September 30, 2007 meet the definition of “plain vanilla” options, as defined in SEC Staff Accounting Bulletin No. 107. The expected term of stock option awards granted represents the period of time that stock option awards granted are expected to be outstanding and was calculated using the simplified method for plain vanilla options. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. Expected volatility is based on historical volatility of Watsco’s stock.

7 of 22

The weighted-average assumptions relating to the valuation of our stock options for the quarters and nine months ended September 30, 2007 and 2006 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected term in years	4.25	4.25	4.25	4.25
Risk-free rate	4.13%	4.59%	4.71%	4.93%
Expected volatility	24.63%	25.19%	23.98%	24.11%
Expected dividend yield	2.25%	1.54%	2.14%	1.30%

Share-Based Compensation Expense

The following table provides information on share-based compensation expense and tax benefits recognized during the quarters and nine months ended September 30, 2007 and 2006:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Share-based compensation expense	$1,206	$1,326	$3,895	$3,863
Income tax benefit	(453)	(489)	(1,461)	(1,448)

Share-based compensation expense, net of tax	$753	$837	$2,434	$2,415

At September 30, 2007, there was $1,355 of unrecognized share-based compensation expense related to stock options granted under the 2001 Plan, which is expected to be recognized over a weighted-average period of 2.1 years. At September 30, 2007, there was $39,235 of unrecognized share-based compensation expense related to non-vested (restricted) stock, which is expected to be recognized over a weighted-average period of 10.3 years.

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

For the basic earnings per share calculation, net income available to shareholders is allocated among our two classes of common stock: Common stock and Class B common stock. The allocation among each class is based upon the two-class method on a one-for-one per share basis. The following table shows how net income is allocated using this method for the quarters and nine months ended September 30, 2007 and 2006:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income available to shareholders	$25,248	$29,051	$58,912	$70,846

Allocation of net income for Basic:
Common stock	$23,010	$25,969	$53,637	$63,333
Class B common stock	2,238	3,082	5,275	7,513

	$25,248	$29,051	$58,912	$70,846

8 of 22

The diluted earnings per share calculation assumes the conversion of all of Watsco’s Class B common stock into Common stock as of the beginning of the period, so no allocation of earnings to Class B common stock is required.

The following summarizes the weighted-average number of Common and Class B common shares outstanding during the period and is used to calculate earnings per share of Common and Class B common stock including the potentially dilutive impact of stock options and non-vested (restricted) stock, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares for the quarters and nine months ended September 30, 2007 and 2006:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average Common and Class B common shares outstanding for basic earnings per share	26,398,662	26,136,180	26,313,035	26,147,666

Weighted-average Common shares outstanding for basic earnings per share	24,042,425	23,762,305	23,956,797	23,773,791
Diluted shares resulting from:
Stock options	828,407	917,397	876,912	1,033,203
Non-vested (restricted) stock	692,025	635,377	693,623	672,772
Effect of assuming conversion of Class B Common shares into Common stock	2,356,237	2,373,875	2,356,237	2,373,875

Shares for diluted earnings per share	27,919,094	27,688,954	27,883,569	27,853,641

Diluted earnings per share excluded 199,957 and 159,380 shares for the quarters ended September 30, 2007 and 2006, respectively, and 177,768 and 55,832 shares for the nine months ended September 30, 2007 and 2006, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, 340,020 and 285,923 shares for the quarters ended September 30, 2007 and 2006, respectively, and 138,705 and 285,923 shares for the nine months ended September 30, 2007 and 2006, respectively, related to non-vested (restricted) stock were considered anti-dilutive and excluded from the earnings per share calculation.

5.	Revolving Credit Agreement and Private Placement Shelf Facility

On August 3, 2007, we entered into an unsecured five-year $300,000 revolving credit agreement with eight lenders, which replaced in its entirety our previous five-year $100,000 revolving credit facility. Proceeds from the new facility were used to pay $20,000 owed under the prior facility and for the acquisition of ACR Group, Inc. (“ACR”) and will be used further for general corporate purposes, including seasonal working capital needs, dividends, stock repurchases and acquisitions. Included in the facility are a $25,000 swingline subfacility and a $50,000 letter of credit subfacility. Borrowings bear interest at primarily LIBOR-based rates plus a spread which ranges from 37.5 to 112.5 basis-points (LIBOR plus 50 basis-points at September 30, 2007) depending upon our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment, ranging from 7.5 to 20 basis-points (10 basis-points at September 30, 2007). Alternatively, we may elect to have borrowings bear interest at the higher of the prime rate or the Federal Funds Rate plus 50 basis-points. The credit facility matures in August 2012. At September 30, 2007, $95,000 was outstanding under this revolving credit agreement.

9 of 22

The $300,000 unsecured revolving credit agreement contains customary affirmative and negative covenants including two financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We were in compliance with all covenants and financial ratios at September 30, 2007.

Prior to the August 2007 revolving credit agreement, we maintained a bank-syndicated, unsecured revolving credit agreement that provided for borrowings of up to $100,000. Borrowings were used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions and issuances of letters of credit. Borrowings bore interest at primarily LIBOR-based rates plus a spread that was dependent upon our financial performance. A variable commitment fee was paid on the unused portion of the commitment.

A $125,000 unsecured private placement shelf facility is also maintained as a source of long-term borrowings. The uncommitted shelf facility provides fixed-rate financing through December 2007 as a complement to the variable rate borrowings available under the revolving credit agreement. During April 2007, the $10,000 of Senior Series A Notes (“Notes”) that were outstanding at December 31, 2006 under the facility were repaid. Future borrowings under the unsecured private placement shelf facility are conditioned upon us amending its terms and conditions to conform to the $300,000 revolving credit agreement executed on August 3, 2007.

6.	Derivative Financial Instruments

Periodically, we enter into interest rate swap agreements to reduce our exposure to market risks from changing interest rates under our revolving credit agreement. Under the terms of the swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on our interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. Financial instruments are not held or issued for trading purposes. In order to obtain hedge accounting treatment, any derivatives used for hedging purposes must be designated as, and effective as, a hedge of an identified risk exposure at the inception of the contract. Changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Accordingly, we record all derivative instruments as either assets or liabilities on the condensed consolidated balance sheets at their respective fair values. We record the change in the fair value of a derivative instrument designated as a cash flow hedge in other comprehensive income to the extent the derivative is effective, and recognize the change in the statement of operations when the hedged item affects earnings. All of our interest rate hedges are designated as cash flow hedges.

On August 9, 2007, in conjunction with the acquisition of ACR Group, Inc. (“ACR”), we acquired two interest rate swap derivative instruments (“swaps”). Prior to the acquisition, both swaps were appropriately designated as hedging instruments. Upon acquisition, both swaps were appropriately redesignated to new hedging relationships with notional amounts of $10,000 each, maturing in October 2009 and October 2011. The swap agreement maturing in October 2009 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.04%. The swap agreement maturing in October 2011 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. Although the critical terms of each swap and the related debt coincide (notional amount, interest rate reset dates, maturity/expiration date and underlying index), and the hedge is expected to be highly effective in offsetting changes in expected cash flows due to fluctuations in the LIBOR rate over the term of the debt, no ineffectiveness could be assumed due to the fact that the fair value of each swap at acquisition date was not equal to zero. Therefore, a sensitivity analysis was utilized to confirm that both hedging relationships were highly effective in achieving offsetting changes in cash flows and ineffectiveness was measured by comparing the change in fair value of the actual swaps with the change in fair value of the perfectly effective hypothetical swaps that had a fair value of zero at the redesignation date. During the quarter ended September 30, 2007, both hedging relationships were determined to be highly effective in achieving offsetting changes in cash flows.

We were party to an interest rate swap agreement with a notional amount of $30,000, which matured on October 9, 2007, that was designated as a cash flow hedge and effectively exchanged the variable rate of 90-day LIBOR to a fixed interest rate of 6.25%. During the quarter ended September 30, 2007, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

10 of 22

The negative fair value of the derivative financial instruments was $309 and $279 at September 30, 2007 and December 31, 2006, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the accompanying condensed consolidated balance sheets. At September 30, 2007, the net unrealized loss recorded in accumulated other comprehensive income was $125.

7.	Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized gains on available-for-sale securities and the effective portion of cash flow hedges as further discussed in Note 6. The components of comprehensive income for the quarters and nine months ended September 30, 2007 and 2006, respectively, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$25,248	$29,051	$58,912	$70,846
Changes in unrealized losses on derivative instruments, net of income tax benefit (expense) of $47, $18, ($8) and $(177), respectively	(79)	(31)	11	281
Changes in unrealized gains on available-for-sale securities arising during the period, net of income tax expense of $4, $0, $24 and $0, respectively	7	—	41	—
Reclassification adjustment for securities gains realized in net income, net of income tax expense of $27, $0, $205 and $0, respectively	(46)	—	(343)	—

Comprehensive income	$25,130	$29,020	$58,621	$71,127

8.	Acquisitions

In August 2007, we acquired all of the assets and assumed all of the liabilities of ACR, one of the nation’s largest distributors of air conditioning and heating products with 54 locations in Florida, Texas, California, Georgia, Tennessee, Arizona, Colorado, Louisiana, Nevada, and New Mexico, for $107,978 in cash, including acquisition costs and net of cash acquired. Based on our preliminary valuation, the purchase price, including acquisition costs, is anticipated to result in the recognition of $61,309 in goodwill and intangibles. The preliminary purchase price allocation, including goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, may change as more detailed analysis is completed and additional information on the fair value of assets and liabilities, including any identifiable intangible assets, becomes available. The preliminary purchase price allocation for the acquisition is as follows:

Accounts receivable	$27,821
Inventories	44,160
Other current assets	3,640
Property and equipment	5,574
Goodwill and intangibles	61,309
Other assets	907
Accounts payable and accrued expenses	(35,433)

Cash used in acquisition, net of cash acquired	$107,978

In July 2007, one of our subsidiaries acquired substantially all of the assets and assumed certain liabilities of a wholesale distributor of air conditioning and heating products operating from one location in Gonzales, Louisiana. The purchase price of the acquisition included a cash payment of approximately $700, including acquisition costs.

The results of operations of these acquired locations have been included in the condensed consolidated financial statements from their respective dates of acquisition. The proforma effect of these acquisitions was not deemed significant on either an individual or aggregate basis to the condensed consolidated financial statements.

11 of 22

9.	Shareholders’ Equity

Dividends Declared

The Board of Directors declared cash dividends on Common and Class B common stock of $0.33 per share, $0.25 per share, $0.91 per share and $0.70 per share for the quarters and nine months ended September 30, 2007 and 2006, respectively. On October 1, 2007, the Board of Directors declared a regular quarterly cash dividend of $0.40 per share of Common and Class B common stock payable October 31, 2007 to shareholders of record as of October 15, 2007.

Non-Vested (Restricted) Stock Awards

During the quarter ended September 30, 2007, 46,255 shares of non-vested (restricted) stock were granted under the 2001 Plan. No shares of non-vested (restricted) stock were granted under the 2001 Plan during the quarter ended September 30, 2006. During the nine months ended September 30, 2007 and 2006, we granted 91,255 and 81,044 shares of non-vested (restricted) stock under the 2001 Plan, respectively.

Stock Options Exercised

During the quarters and nine months ended September 30, 2007 and 2006, 39,250, 14,950, 243,463 and 417,050, respectively, of stock options were exercised for Common and Class B common stock. Cash received from Common and Class B common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2007 and 2006, was $649, $301, $3,163 and $2,075, respectively. During the nine months ended September 30, 2007 and 2006, 17,291 shares of common stock with an aggregate market value of $902 and 150,086 shares of common stock with an aggregate market value of $10,563, respectively, were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. Upon delivery these shares were retired.

Employee Stock Purchase Plan

During the quarters and nine months ended September 30, 2007 and 2006, 3,895, 4,248, 12,202 and 27,715 shares of Common stock were issued under our non-compensatory employee stock purchase plan, respectively, for which we received net proceeds of $200, $225, $600 and $1,397, respectively.

Stock Repurchased

In 1999, our Board of Directors authorized the repurchase, at management’s discretion, of 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. During the nine months ended September 30, 2006, repurchases totaled 243,600 shares at a cost of $15,328. No shares were repurchased during the nine months ended September 30, 2007. In aggregate, 6,034,213 shares of Common stock and Class B common stock have been repurchased at a cost of $100,219 since the inception of the program. The remaining 1,465,787 shares authorized for repurchase are subject to certain restrictions included in our debt agreement. Subsequent to September 30, 2007 through the date of this filing, we repurchased an additional 231,100 shares at a cost of $9,386.

10.	Discontinued Operations

During June 2007, our Board of Directors approved and we executed an agreement to sell the stock of our non-core staffing unit, Dunhill Staffing Systems, Inc. (“Dunhill”). The transaction closed on July 19, 2007. Dunhill represented our “other” segment and consequently, the amounts related to this operation are presented as discontinued operations in our condensed consolidated statements of income and our condensed consolidated statements of cash flows for all periods presented. Additionally, the net assets are reported as discontinued operations in our condensed consolidated balance sheet as of December 31, 2006. The divestiture of Dunhill did not have a material impact on our financial condition or results of operations.

12 of 22

Included in discontinued operations as presented in our condensed consolidated statements of income are the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$712	$7,548	$12,431	$21,548
(Loss) income from discontinued operations	(88)	149	(2,908)	219
Income tax benefit (expense)	33	(55)	1,091	(82)
Net (loss) income from discontinued operations	(55)	94	(1,817)	137
Loss on sale of discontinued operations	(61)	—	(61)	—

The major classes of assets and liabilities of Dunhill as of December 31, 2006 are as follows:

Cash and cash equivalents		$540
Accounts receivable, net		3,322
Other current assets		102
Property and equipment, net		265
Other assets		3,980
Current liabilities		(1,264)

Net assets of discontinued operations		$6,945

11.	Commitments and Contingencies

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance programs and for two subsidiary health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amount of $5,967 and $5,664 at September 30, 2007 and December 31, 2006, respectively, were established related to such insurance programs.

Minimum Royalty Payments

We are obligated under a licensing agreement with Whirlpool Corporation to make minimum annual royalty payments of $1,000 through 2011.

12.	Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The provisions of SFAS No. 159 are effective for us beginning January 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

13 of 22

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

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) is the largest independent distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the United States. We currently operate from 436 locations in 34 states.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. At least quarterly, management reevaluates its judgments and estimates, which are based on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances.

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed on March 1, 2007. We believe that there have been no significant changes during the quarter and nine months ended September 30, 2007 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Discontinued Operations

During June 2007, our Board of Directors approved and we executed an agreement to sell the stock of our non-core staffing unit, Dunhill Staffing Systems, Inc. (“Dunhill”). The transaction closed on July 19, 2007. The amounts related to this operation are presented as discontinued operations in our condensed consolidated statements of income and our condensed consolidated statements of cash flows for all periods presented. Additionally, the net assets are reported as discontinued operations in our condensed consolidated balance sheet as of December 31, 2006.

14 of 22

Results of Operations

The following table summarizes information derived from the condensed consolidated statements of income expressed as a percentage of revenues for the quarters and nine months ended September 30, 2007 and 2006:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.8	73.6	74.6	74.0

Gross profit	25.2	26.4	25.4	26.0
Selling, general and administrative expenses	17.1	16.9	18.1	17.7

Operating income	8.1	9.5	7.3	8.3
Interest expense, net	0.3	0.3	0.2	0.2

Income from continuing operations before income taxes	7.8	9.2	7.1	8.1
Income taxes	2.9	3.4	2.6	3.0

Net income from continuing operations	4.9	5.8	4.5	5.1
(Loss) income from discontinued operations, net of income taxes	(0.0)	0.0	(0.2)	0.0

Net income	4.9%	5.8%	4.3%	5.1%

The following narratives include the results of operations for businesses acquired during 2006 and 2007. The acquisitions were accounted for using the purchase method of accounting and, accordingly, their results of operations have been included in the condensed consolidated results beginning on their respective dates of acquisition. The proforma effects of these acquisitions were not deemed significant on either an individual or an aggregate basis in the related acquisition year. In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the prior twelve months unless they are within close geographical proximity to existing locations. Additionally, the following narratives include the results of operations of our continuing operations only and exclude the results of our discontinued operation, Dunhill.

QUARTER ENDED SEPTEMBER 30, 2007 VS. QUARTER ENDED SEPTEMBER 30, 2006

Revenues for the quarter ended September 30, 2007 increased $19.3 million, or 4%, compared to the same period in 2006, including a $51.4 million contribution from locations acquired and opened during the last twelve months. On a same-store basis, revenues decreased $32.1 million, or 6%, over the same period in 2006 and reflected a 1% decline in sales of HVAC equipment and a 13% decrease in the sale of other products partially offset by a 12% increase in sales of refrigeration products. The 2007 third quarter follows the record 2006 third quarter, which included improved sales mix from the introduction of higher efficiency air conditioning systems, which sell at higher unit prices, and strong demand for commercial refrigeration products.

Gross profit for the quarter ended September 30, 2007 decreased $.8 million, or 1%, compared to the same period in 2006. Gross profit margin for the quarter ended September 30, 2007 declined 120 basis-points to 25.2% versus 26.4% for the same period in 2006, due to lower margins in 2007 versus 2006 on certain commodity products that are sensitive to changes in commodity prices, a shift in sales mix to lower margin HVAC equipment products and generally more competitive pricing conditions.

Selling, general and administrative expenses for the quarter ended September 30, 2007 increased $4.6 million, or 5%, compared to the same period in 2006, reflecting $9.7 million of operating costs at locations acquired or opened during the last twelve months. Selling, general and administrative expenses as a percent of revenues for the quarter ended September 30, 2007 increased to 17.1% from

15 of 22

16.9% for the same period in 2006. On a same-store basis, selling, general and administrative expenses were down 6% compared to the same period in 2006 primarily due to certain variable expenses that have declined proportionate to sales and operating performance and lower bad debt expense.

Net interest expense for the quarter ended September 30, 2007 increased $.2 million, or 14%, compared to the same period in 2006, primarily due to higher average outstanding borrowings during the period.

The effective tax rate was 37.5% for the quarter ended September 30, 2007 and 37.2% for the quarter ended September 30, 2006, which reflected the realization of employment tax credits and various other initiatives.

Net income from continuing operations for the quarter ended September 30, 2007 decreased $3.6 million, or 12%, compared to the same period in 2006. The decrease in net income from continuing operations was primarily driven by the various factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VS. NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues for the nine months ended September 30, 2007 decreased $31.3 million, or 2%, over the same period in 2006, including a $69.3 million contribution from new locations acquired and opened offset by $.5 million from closed locations. On a same-store basis, revenues declined $100.0 million, or 7%, over the same period in 2006 and reflected a decline of 5% in sales of HVAC equipment and a 10% decrease in the sale of other products partially offset by a 11% increase in sales of refrigeration products. The nine months ended September 30, 2007 follows the record performance of the nine months ended September 30, 2006, which included strong demand for HVAC and commercial refrigeration products, price increases and the introduction of higher efficiency air conditioning systems, which sell at higher unit prices.

Gross profit for the nine months ended September 30, 2007 decreased $15.7 million, or 4%, compared to the same period in 2006, primarily as a result of decreased revenues. Gross profit margin for the nine months ended September 30, 2007 declined 60 basis-points to 25.4% versus 26.0% for the same period in 2006, due to lower margins in 2007 versus 2006 on certain commodity products that are sensitive to changes in commodity prices, a shift in sales mix to lower margin HVAC equipment products and generally more competitive pricing conditions.

Selling, general and administrative expenses for the nine months ended September 30, 2007 increased $1.1 million, compared to the same period in 2006. Selling, general and administrative expenses as a percent of revenues for the nine months ended September 30, 2007 increased to 18.1% from 17.7% for the same period in 2006. On a same-store basis, selling, general and administrative expenses were down 5% compared to the same period in 2006 primarily due to certain variable expenses that have declined proportionate to sales and operating performance and lower bad debt expense.

Net interest expense for the nine months ended September 30, 2007 decreased $.9 million, or 31%, compared to the same period in 2006, primarily due to a 24% decrease in average outstanding borrowings and a lower effective interest rate as compared to 2006.

The effective tax rate for the nine months ended September 30, 2007 and 2006 was 37.5%.

Net income from continuing operations for the nine months ended September 30, 2007 decreased $9.9 million, or 14%, compared to the same period in 2006. The decrease in net income from continuing operations was primarily driven by the various factors discussed above.

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

16 of 22

•	the adequacy of available bank lines of credit;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions;

•	the timing and extent of common stock repurchases;

•	dividend payments;

•	and capital expenditures.

On August 3, 2007, we entered into an unsecured five-year $300.0 million revolving credit agreement with eight lenders, which replaced in its entirety our previous five-year $100.0 million revolving credit facility. Proceeds from the new facility were used to pay $20.0 million owed under the prior facility and for the acquisition of ACR Group, Inc. (“ACR”) and will be used further for general corporate purposes, including seasonal working capital needs, dividends, stock repurchases and acquisitions. Included in the facility are a $25.0 million swingline subfacility and a $50.0 million letter of credit subfacility. Borrowings bear interest at primarily LIBOR-based rates plus a spread which ranges from 37.5 to 112.5 basis-points (LIBOR plus 50 basis-points at September 30, 2007) depending upon our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment, ranging from 7.5 to 20 basis-points (10 basis-points at September 30, 2007). Alternatively, we may elect to have borrowings bear interest at the higher of the prime rate or the Federal Funds Rate plus 50 basis-points. The credit facility matures in August 2012. At September 30, 2007, $95.0 million was outstanding under this revolving credit agreement.

The $300.0 million unsecured revolving credit agreement contains customary affirmative and negative covenants including two financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We were in compliance with all covenants and financial ratios at September 30, 2007.

Prior to the August 2007 revolving credit agreement, we maintained a bank-syndicated, unsecured revolving credit agreement that provided for borrowings of up to $100.0 million. Borrowings were used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions and issuances of letters of credit. Borrowings bore interest at primarily LIBOR-based rates plus a spread that was dependent upon our financial performance. A variable commitment fee was paid on the unused portion of the commitment.

A $125.0 million unsecured private placement shelf facility is also maintained as a source of long-term borrowings. The uncommitted shelf facility provides fixed-rate financing through December 2007 as a complement to the variable rate borrowings available under the revolving credit agreement. During April 2007, the $10.0 million of Senior Series A Notes (“Notes”) that were outstanding at December 31, 2006 under the facility were repaid. Future borrowings under the unsecured private placement shelf facility are conditioned upon us amending its terms and conditions to conform to the $300.0 million revolving credit agreement executed on August 3, 2007.

At September 30, 2007 we were party to three interest rate swap agreements, all of which were designated as cash flow hedges. One swap agreement with a notional amount of $30.0 million matured on October 9, 2007 and effectively exchanged the variable rate of 90-day LIBOR to a fixed interest rate of 6.25%. The remaining two swap agreements have notional amounts of $10.0 million each and mature in October 2009 and October 2011. The swap agreement maturing in October 2009 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.04%. The swap agreement maturing in October 2011 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. Developments in the capital markets are continuously monitored and swap transactions are entered into solely with established counterparties having investment grade ratings. See Note 6 to the condensed consolidated financial statements and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of Watsco’s December 31, 2006 Annual Report on Form 10-K for further information.

17 of 22

Working capital increased to $414.6 million at September 30, 2007 from $365.9 million at December 31, 2006, primarily due to the acquisition of ACR in August 2007.

Net cash provided by operating activities of continuing operations was $35.3 million for the nine months ended September 30, 2007 compared to net cash used in operating activities of continuing operations of $10.0 million for the same period in 2006. The increase in operating cash flows resulted from the improvement in our inventory position as a result of the buildup of inventory levels during 2006 in connection with the transition to higher efficiency units, partially offset by an increase in accounts payable and other liabilities and the decrease in net income from continuing operations.

Net cash used in investing activities of continuing operations increased to $106.0 million for the nine months ended September 30, 2007 from $8.7 million for the same period in 2006, primarily due to our acquisition of ACR for cash consideration of $108.0 million partially offset by a decrease in capital expenditures of $3.5 million, proceeds from the sale of Dunhill of $3.3 million and net proceeds from the sale of marketable securities realized in 2007 of $2.7 million.

Net cash provided by financing activities was $35.8 million for the nine months ended September 30, 2007 compared to net cash used in financing activities of $8.1 million for same period in 2006. The change is primarily due to $40.0 million of additional net borrowings under the revolving credit agreement in 2007, which was partially offset by a $6.1 million increase in dividends paid, a reduction of $4.8 million in excess tax benefits resulting from share-based compensation and $15.3 million of stock repurchases in 2006 that did not occur in 2007.

In 1999, our Board of Directors authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. Repurchases totaled 243,600 shares at a cost of $15.3 million during the nine months ended September 30, 2006. No shares were repurchased during the nine months ended September 30, 2007. In aggregate, 6.0 million shares of Common stock and Class B common stock have been repurchased at a cost of $100.2 million since the inception of the program. The remaining 1.5 million shares authorized for repurchase are subject to certain restrictions included in our debt agreement. Subsequent to September 30, 2007 through the date of this filing, we repurchased an additional 231,100 shares at a cost of $9.4 million.

Cash dividends of $0.91 per share and $0.70 per share of Common stock and Class B common stock were paid during the nine months ended September 30, 2007 and 2006, respectively. In October 2007, the Board of Directors declared a regular quarterly cash dividend of $0.40 per share of Common and Class B common stock that was paid on October 31, 2007 to shareholders of record as of October 15, 2007. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

We believe we have adequate availability of capital from operations and our current credit facility to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of September 30, 2007, we had $200.9 million of additional borrowing capacity under the revolving credit agreement and $125.0 million available under the private placement shelf facility (subject to amending its terms and conditions and certain borrowing limitations) to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities if required.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the 2006 Annual Report on Form 10-K.

18 of 22

Safe Harbor Statement

This Quarterly Report contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, (i) business and acquisition strategies, (ii) potential acquisitions, (iii) financing plans and (iv) industry, demographic and other trends affecting Watsco's financial condition or results of operations. These forward-looking statements are based largely on management's expectations and are subject to a number of risks and uncertainties, certain of which are beyond their control.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Senior Vice President and Chief Financial Officer have performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2007, and, based upon such evaluation, each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including each of such officers as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the company. However, there have been no changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the Securities and Exchange Commission, we have not yet assessed the internal control over financial reporting of ACR Group, Inc. (“ACR”), acquired on August 9, 2007, which represents approximately 18% of our total consolidated assets at September 30, 2007. From the acquisition date to September 30, 2007, the processes and systems of ACR were discreet and did not impact internal controls over financial reporting for our other consolidated subsidiaries.

19 of 22

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

Information about risk factors for the quarter ended September 30, 2007, does not differ materially from that set forth in Part I, Item 1A, of our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the repurchase (originally adopted in September 1999), at management’s discretion, of 7.5 million shares of common stock to be repurchased in the open market or via private transactions. Through September 30, 2007, 6.0 million shares of Common and Class B common stock have been repurchased at a cost of $100.2 million since the inception of the program. The remaining 1.5 million shares authorized for repurchase are subject to certain restrictions included in our debt agreements. During the quarter ended September 30, 2007, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Dividends

Cash dividends of $0.33 per share, $0.25 per share, $0.91 per share and $0.70 per share of Common stock and Class B common stock were paid during the quarters and nine months ended September 30, 2007 and 2006, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

20 of 22

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

November 9, 2007

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