Form 10-K
period 2007-12-31
WATSCO INC
filed 2008-02-29
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,326 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number all executive officers and directors of the registrant as of June 30, 2007 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares of common stock outstanding as of February 27, 2008 was 24,301,944 shares of Common stock, excluding treasury shares of 6,217,050, and 3,673,424 shares of Class B common stock, excluding treasury shares of 48,263.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2007, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A).

WATSCO, INC.

Index to Annual Report

on Form 10-K

Year Ended December 31, 2007

PART I

ITEM 1.	BUSINESS

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco”, which may be referred to as we, us or our) was incorporated in 1956 and is the largest independent distributor of air conditioning, heating, and refrigeration equipment and related parts and supplies (“HVAC/R”) in the United States. At December 31, 2007 we operated from 434 locations in 34 states serving over 40,000 contractors and dealers who service the replacement and new construction markets. Our revenues have increased from $80 million in 1989 to $1.8 billion in 2007 via a strategy of acquiring companies with established market positions and subsequently building revenue and profit through a combination of adding locations, products, services and other initiatives.

Our principal executive office is located at 2665 South Bayshore Drive, Suite 901, Coconut Grove, Florida 33133, and our telephone number is (305) 714-4100. Our website address on the Internet is www.watsco.com and e-mails may be sent to info@watsco.com.

Residential Central Air Conditioning, Heating and Refrigeration Industry

The HVAC/R distribution industry is highly fragmented with over 1,300 distribution companies. The industry is well-established having its primary period of growth during the post-World War II era with the advent of affordable central air conditioning and heating systems for residential applications.

Based on data published by the Air Conditioning and Refrigeration Institute (“ARI”), the Gas Appliance Manufacturers Association and other available data, we estimate the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the United States is approximately $26 billion. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Corporation (“Carrier”), a subsidiary of United Technologies Corporation, Goodman Manufacturing Company, L.P. (“Goodman”), a subsidiary of Goodman Global, Inc., Rheem Manufacturing Company (“Rheem”), Trane Inc. (“Trane”), York International Corporation (“York”), a subsidiary of Johnson Controls, Inc., Lennox International, Inc. (“Lennox”) and Nordyne Corporation (“Nordyne”), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for the consumer.

Residential central air conditioning and heating equipment is sold to both the replacement and the new construction markets. The replacement market has increased substantially in size and importance over the past several years as a result of the aging of the installed base of residential central air conditioners and furnaces, the introduction of new higher energy efficient models, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products and the consumers’ overall unwillingness to live without air conditioning or heating products. According to industry data published by the ARI, over 120 million central air conditioning units and furnaces have been installed in the United States in the past 20 years. Many of these installed units have reached the end of their useful lives, thus providing a growing and stable replacement market. The mechanical life of central air conditioning and furnaces varies by geographical region due to usage and is estimated to range from 8 to 20 years.

We also sell products to the refrigeration market. Such products include condensing units, compressors, evaporators, valves, refrigerant, walk-in coolers and ice machines for industrial and commercial applications. We distribute products manufactured by Copeland Compressor Corporation, a subsidiary of Emerson Electric Co., E. I. Du Pont De Nemours and Company, Mueller Industries, Inc. and The Manitowoc Company, Inc.

Business Strategy

We have a “buy and build” strategy that has produced substantial long-term growth in sales and profits. The “buy” component of the strategy focuses on acquiring existing market leaders either by expanding into new geographic areas or gaining additional market share in existing markets. We employ a disciplined and conservative approach that seeks opportunities that fit well-defined financial and strategic criteria. The “build” component of the strategy focuses on implementing a growth culture at acquired companies, by adding products and locations to better serve our customers, exchanging ideas and business concepts amongst the executive management teams and investing in new technologies. Newly acquired businesses have access to our capital resources and established vendor relationships to provide their customers with an expanded array of product lines on favorable terms and conditions with an intensified commitment to service.

Strategy in Existing Markets

Our strategy for growth in existing markets focuses on customer service and product expansion to satisfy the needs of the higher growth, higher margin replacement market, where customers generally demand immediate, convenient and reliable service. In response to this need, our focus is to (i) offer a broad range of product lines, including the necessary equipment, parts and supplies to enable a contractor to install or repair a central air conditioner, furnace or refrigeration system, (ii) maintain multiple warehouse locations for increased customer convenience, (iii) maintain well-stocked inventories to ensure that customer orders are filled in a timely manner, (iv) provide a high degree of technical expertise at the point of sale and (v) develop and implement technological strategies to further enhance customer service capabilities. We believe these concepts provide a competitive advantage over smaller, less-capitalized competitors who are unable to commit resources to open and maintain additional locations, implement technological business solutions, provide the same range of products, maintain the same inventory levels or attract the wide range of expertise that is required to support a diverse product offering. In some geographic areas we believe we have a competitive advantage over factory-operated distributor networks who typically do not maintain as diversified inventories of parts and supplies and whose fewer number of warehouse locations make it more difficult to meet the time-sensitive demands of the replacement market.

In addition to the replacement market, we sell to the new construction market, including both traditional site-built homes and manufactured housing. We believe our reputation for reliable, high-quality service and relationships with contractors, who may serve both the replacement and new construction markets, allow us to compete effectively in these markets.

Acquisition Strategy

Our acquisition strategy is focused on acquiring businesses that complement our current presence in existing markets or establish a presence in new markets. Since 1989, we have acquired 53 HVAC/R distribution businesses, five of which currently operate as primary operating subsidiaries. The other smaller distributors acquired have been integrated into or are under the management of the primary operating subsidiaries. We continue to pursue additional strategic acquisitions to allow further penetration in existing markets and expand into new geographic markets.

Product Line Expansion

We actively seek new or expanded territories of distribution from the key equipment suppliers. Significant relationships currently exist with Rheem, Carrier, Nordyne, Goodman, Trane and Lennox. We continually evaluate new parts and supply products to support equipment sales and further enhance service to our customers. The initiative includes increasing the product offering with existing vendors and identifying new product opportunities through traditional and non-traditional supply channels. We have also introduced private-label products as a means to obtain market share and grow revenues. We believe that the private-label brand products complement the existing offerings at the selected locations based on their particular market position, price-point and customer needs.

Operating Philosophy

Our subsidiaries operate in a manner that recognizes the long-term relationships established between the distributors and their customers. Typically, the identity and culture of acquired businesses continue by retaining their historical trade-name, management team and sales organization, and by continuing the product brand-name offerings. We believe this strategy builds on the value of the acquired operations by creating additional sales opportunities and is an attractive exit strategy for the existing ownership of the long-standing distribution companies targeted for acquisition.

A specialized functional support staff is maintained at our corporate headquarters to support the subsidiaries’ strategies for growth in their respective markets. Such functional support includes specialists in finance, accounting, product procurement, treasury and working capital management, tax planning, risk management and safety. Certain general and administrative expenses are targeted for cost savings by leveraging the overall business volume and improving operating efficiencies.

Technology

Our technology initiatives include: (i) implementation of effective point-of-sale systems that allow timely and effective customer service, including up-to-date pricing and inventory availability and (ii) enabling connectivity with our suppliers and by our customers to the relevant components of our subsidiaries’ business software.

DESCRIPTION OF BUSINESS

Products

Watsco sells an expansive line of products and maintains a diverse mix of inventory to meet its customers’ immediate needs and seeks to provide products a contractor would generally require when installing or repairing a central air conditioner, furnace or refrigeration system. The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to

12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space. The products we distribute consist of: (i) equipment, including residential central air conditioners ranging from 1-1/2 to 5 tons, light commercial air conditioners ranging up to 20 tons, gas, electric and oil furnaces ranging from 50,000 to 150,000 BTUs, commercial air conditioning and heating equipment and systems ranging from 5 to 25 tons, and other specialized equipment, (ii) parts, including replacement compressors, evaporator coils, motors and other component parts and (iii) supplies, including thermostats, insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives and other ancillary supplies.

Sales of HVAC equipment accounted for 45% and 44% of our revenues for the years ended December 31, 2007 and 2006, respectively. Sales of other HVAC products (currently sourced from over 600 vendors) comprised 44% and 47% of our revenues for the years ended December 31, 2007 and 2006, respectively. Sales of commercial refrigeration products accounted for 11% and 9% of our revenues for the years ended December 31, 2007 and 2006, respectively.

Distribution and Sales

At December 31, 2007, we operated from 434 locations, a vast majority of which are located in regions that we believe have favorable demographic trends. We maintain large inventories at each warehouse location, which is accomplished by transporting inventory between locations daily and either directly delivering products to customers using one of our 860 trucks or by making products available for pick-up at the location nearest to the customer. Watsco has approximately 500 commissioned salespeople, averaging 10 years or more of experience in the HVAC/R distribution industry.

Markets

The table below identifies the number of locations by state as of December 31, 2007:

Florida	83
Texas	81
California	41
Georgia	40
North Carolina	28
South Carolina	23
Tennessee	21
Louisiana	15
Mississippi	13
Virginia	11
Alabama	9
Arizona	9
Missouri	8
Arkansas	7
Kansas	7
Massachusetts	6
Colorado	4
Oklahoma	3
Iowa	2
Kentucky	2
Maine	2
Nebraska	2
Nevada	2
New Hampshire	2
New Mexico	2
New York	2
South Dakota	2
Connecticut	1
Illinois	1
Maryland	1
New Jersey	1
North Dakota	1
Rhode Island	1
Vermont	1

TOTAL	434

Customers and Customer Service

We currently serve over 40,000 contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems. No single customer in 2007, 2006 or 2005 represented more than 2% of consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through e-commerce, which allows customers to access information on-line 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. We believe we compete successfully with other distributors primarily on the basis of an experienced sales organization, strong service support, high quality reputation and broad product lines.

Key Equipment Suppliers

Significant relationships are maintained with Rheem, Carrier, Nordyne, Goodman, Trane and Lennox, each a leading manufacturer of residential central air conditioning and heating equipment in the United States. Each manufacturer has a well-established reputation of producing high-quality, competitively priced products. The manufacturers’ current product offerings, quality, serviceability and brand-name recognition allow us to operate favorably relative to our competitors. To maintain brand-name recognition, the manufacturers provide national advertising and participate with us in cooperative advertising programs and promotional incentives that are targeted to both contractors and end-users. It is estimated that the replacement market currently accounts for approximately two-thirds of industry sales in the United States and is expected to increase as units installed in the past 20 years wear out and get replaced or updated to more energy-efficient models.

Approximately 48%, 47% and 48% of purchases in 2007, 2006 and 2005, respectively, were made from the seven key equipment suppliers. The largest supplier accounted for 17% of all purchases made in each of the years ended 2007, 2006 and 2005. A significant interruption in the delivery of these products could impair our ability to continue to maintain current inventory levels and could adversely affect our financial results. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. We believe that sales of other complementary equipment products and continued emphasis to expand sales of parts and supplies are mitigating factors against such risks.

Distribution Agreements

Distribution agreements have been executed with the six key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment.

Seasonality

Sales of residential central air conditioners, heating equipment and parts and supplies have historically been seasonal. See “Business Risk Factors” in Item 1A.

Competition

We operate in highly competitive environments. See “Business Risk Factors” in Item 1A.

Employees

There were approximately 3,600 employees as of December 31, 2007, substantially all of which are non-union employees. Most of these employees are employed on a full-time basis, and relations with employees are good.

Order Backlog

Order backlog is not a material aspect of the business and no material portion of the business is subject to government contracts.

Government Regulations, Environmental and Health and Safety Matters

Our industry and business are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These include laws and regulations implementing the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone-depleting refrigerants used in such systems, including those established at the Montreal Protocol in 1992 concerning the phase-out of the production of CFC-based refrigerants on January 1, 2010 for use in new equipment. We are also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990. Our operations are also subject to health and safety requirements including the Occupational, Safety and Health Act (OSHA). Management believes that the business is operated in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment, transport of hazardous materials and health and safety requirements.

Our industry and business was also subject to a Department of Energy mandate that required, effective January 23, 2006, that our key equipment suppliers manufacture products with a higher standard of energy efficiency. Prior to January 23, 2006, the minimum standard for energy efficiency as measured by industry guidelines was 10 SEER (seasonal energy efficiency rating, the metric used to measure energy efficiency). On the effective date, the new standard increased the minimum allowed efficiency to 13 SEER (a 30% improvement in efficiency). The transition of products to the new standard took place during 2006, as 13 SEER products were introduced and became fully available to consumers.

Non-U.S. Operations

All of our operations are within the United States. We do not have any international operations. Products are sold on an export-only basis to portions of Latin America and the Caribbean Basin and export sales are less than 1% of total revenues.

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

Website Access to Reports

We make available, free of charge, access to our SEC filings as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC through our website at www.watsco.com. Other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, are also available including the proxy statements and reports filed by officers and directors under Section 16(a) of that Act. These reports may be found on the website by selecting the option entitled “SEC FILINGS” under the “INVESTOR RELATIONS” section of the website. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Business Risk Factors

Supplier Concentration

We maintain distribution agreements with our key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment. Purchases from the seven key equipment suppliers comprised 48% of all purchases made in 2007, with the largest supplier accounting for 17% of all purchases. Any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. Future results of operations are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards.

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

General Risk Factors

Goodwill and Intangibles

At December 31, 2007, goodwill and intangibles represented approximately 31% of total assets. Goodwill and indefinite life intangibles are no longer amortized and are subject to impairment testing at least annually using a fair value based approach. The identification and measurement of impairment involves the estimation of the fair value of the reporting unit. Accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of the reporting unit are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in the industry or market conditions.

The recoverability of goodwill and indefinite life intangibles is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount of goodwill and indefinite life intangibles may not be recoverable. Although no impairment has been recorded to date, there can be no assurances that future impairments will not occur.

Risks Related to Insurance Coverage

We carry general liability, comprehensive property damage, workers’ compensation and other insurance coverage that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against us. A loss in excess of insurance coverage could have a material adverse effect on our financial position and/or profitability. Certain self-insurance risks for casualty insurance programs and health benefits are retained and reserves are established based on claims filed and estimates of claims incurred but not yet reported. Assurance cannot be provided that actual claims will not exceed present estimates. Exposure to catastrophic losses has been limited by maintaining excess and aggregate liability coverage and implementing loss control programs.

Control by Existing Shareholder

As of December 31, 2007, Albert H. Nahmad, our Chairman and Chief Executive Officer, and a limited partnership controlled by him, collectively had beneficial ownership of approximately 59% of the combined voting power of the outstanding Common stock and Class B common stock. Based on Mr. Nahmad’s stock ownership and the stock ownership of the limited partnership controlled by him, Mr. Nahmad has the voting power to elect all but three members of the nine-person Board of Directors and to control most corporate actions requiring shareholder approval.

Information about Forward-Looking Statements

This Form 10-K contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, (i) business and acquisition strategies, (ii) potential acquisitions, (iii) financing plans and (iv) industry, demographic and other trends affecting our financial condition or results of operations. These forward-looking statements are based largely on management’s current expectations and are subject to a number of risks, uncertainties and changes in circumstances, certain of which are beyond their control.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences or effects on Watsco or its business or operations. A discussion of certain of these risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in our Annual Report to Shareholders for the fiscal year ended December 31, 2007 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section has been incorporated in the Form 10-K by reference. Forward-looking statements speak only as of the date the statement was made. Watsco assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main properties include warehousing and distribution facilities, trucks and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2007, we operated 434 warehousing and distribution facilities across 34 states in the United States having approximately 9.5 million square feet of space in the aggregate of which approximately 9.1 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are generally sufficient to meet our present operating needs.

Trucks

At December 31, 2007, we operated 860 ground transport vehicles, including delivery and pick-up trucks, vans and tractors. Of this number, 588 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.

Administrative Facility

Senior management and a functional support staff are located at our corporate headquarters in Coconut Grove, Florida in approximately 6,000 square feet of owned space.

Capital Expenditures

During 2007, our capital expenditures were $6.1 million.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Page 47 of the 2007 Annual Report contains “Information on Common Stock,” which identifies the market on which our common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 2007 and 2006, and is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative five-year total return attained by shareholders on our Common stock and Class B common stock relative to the cumulative total returns of the AMEX Composite index, the S&P SmallCap 600 index and a customized peer group of companies, which are: Beacon Roofing Supply, Inc., Goodman Global, Inc., Interline Brands, Inc., Lennox International Inc., Pool Corp and WESCO International, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on 12/31/02 and its relative performance is tracked through 12/31/07.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Watsco, Inc., the AMEX Composite Index, the S&P SmallCap 600 Index and

a Peer Group

	12/02	12/03	12/04	12/05	12/06	12/07
Watsco, Inc.	100.00	140.36	220.56	380.07	304.77	244.02
Watsco, Inc. Class B	100.00	140.13	213.22	376.13	302.08	238.49
AMEX Composite	100.00	143.18	175.20	215.26	257.04	299.37
S&P SmallCap 600	100.00	138.79	170.22	183.30	211.01	210.38
Peer Group	100.00	153.12	253.16	339.03	387.51	343.48

*	The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information for the quarter ended December 31, 2007 with respect to any purchase made by or on behalf of Watsco or any affiliated purchaser of shares of any class of Watsco equity securities:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (at end of period)(1)
October 1 – 31, 2007	231,100	$40.59	231,100	1,234,687

November 1 – 30, 2007	—	—	—	1,234,687

December 1 – 31, 2007	—	—	—	1,234,687

Total	231,100	$40.59	231,100	1,234,687

(1)	Our Board of Directors has authorized the repurchase (originally adopted in September 1999), at management’s discretion, of 7.5 million shares of common stock to be repurchased in the open market or via private transactions. Through December 31, 2007, 6.3 million shares of Common and Class B common stock have been repurchased at a cost of $109.6 million since the inception of the program. The remaining 1.2 million shares authorized for repurchase are subject to certain restrictions included in our debt agreement.

Recent Sales of Unregistered Securities

No sales of unregistered securities were made during the fourth quarter of the year ended December 31, 2007.

Dividends

Cash dividends of $1.31 per share, $0.95 per share and $0.62 per share of Common stock and Class B common stock were paid in 2007, 2006 and 2005, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Page 48 of the 2007 Annual Report contains “Selected Consolidated Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 9 through 18 of the 2007 Annual Report contain “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Page 16 of the 2007 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 20 through 45 of the 2007 Annual Report contain the 2007 and 2006 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2007, 2006 and 2005, together with the report thereon of Grant Thornton LLP dated February 29, 2008, and is incorporated herein by reference.

Page 46 of the 2007 Annual Report contains “Selected Quarterly Financial Data” for 2007 and 2006 and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2007, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and regulations.

Management’s Report on Internal Control over Financial Reporting

Pages 19 and 20 of the 2007 Annual Report contain “Management’s Report on Internal Control over Financial Reporting” and the report thereon of Grant Thornton LLP dated February 29, 2008, and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of ACR Group, Inc. (“ACR”), acquired on August 9, 2007, which represents approximately 19% of our total consolidated assets at December 31, 2007 and approximately 5% of revenues for the year then ended. From the acquisition date to December 31, 2007, the processes and systems of ACR were discreet and did not impact internal controls over financial reporting for our other consolidated subsidiaries.

ITEM 9B.	OTHER INFORMATION

None.

PART III

This part of Form 10-K, which includes Items 10 through 14, is omitted because we will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of our year-end, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page No. in Annual Report
(1)	Consolidated Financial Statements (incorporated by reference from the 2007 Annual Report of Watsco, Inc.):

	Management’s Report on Internal Control Over Financial Reporting	19

	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – Grant Thornton LLP	20

	Report of Independent Registered Public Accounting Firm on the Financial Statements – Grant Thornton LLP	21

	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	22

	Consolidated Balance Sheets as of December 31, 2007 and 2006	23

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005	24

		Page No. in Annual Report

	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	25

	Notes to Consolidated Financial Statements	26-45

	Selected Quarterly Financial Data (Unaudited)	46

		Page No. in Form 10-K
(2)	Consolidated Financial Statement Schedule for the three years ended December 31, 2007, 2006 and 2005

	Report of Independent Registered Public Accounting Firm on Schedule – Grant Thornton LLP	S-1

	Schedule II Valuation and Qualifying Accounts	S-2

All other schedules have been omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3)	Exhibits: The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

3.1	Watsco’s Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

3.2	Watsco’s Bylaws (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1985 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.1	Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.23 to the Registration Statement on Form S-8 (333-82011) and incorporated herein by reference). +

10.2	Watsco, Inc. Amended and Restated Profit Sharing Retirement Plan and Trust Agreement dated October 21, 1994 (filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). +

10.3	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference). +*

10.4	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). +*

10.5	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). +*

10.6	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). +*

10.7	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference). +*

10.8	Revolving Credit Agreement dated as of December 10, 2004 among Watsco, Inc., as borrower, the Lenders from Time to Time Party and SunTrust Bank as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on December 16, 2004 and incorporated herein by reference).

10.9	Second Amended and Restated $125 million Private Shelf Agreement dated as of December 10, 2004 by and among Watsco, Inc. and the Prudential Insurance Company of America (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.10	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005 and incorporated herein by reference). +*

10.11	Amendment No. 1 to Revolving Credit Agreement dated as of December 1, 2005 among Watsco, Inc., as borrower, the Lenders from Time to Time Party and SunTrust Bank as administrative agent (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.12	Amendment to the Watsco, Inc. Profit Sharing Retirement Plan and Trust dated January 1, 2006 (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). +

10.13	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). +*

10.14	Watsco, Inc. 2001 Incentive Compensation Plan (filed as Exhibit I to the Definitive Proxy Statement for the year ended December 31, 2005 and incorporated herein by reference). +

10.15	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). +*

10.16	Third Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated February 27, 2007 (filed as Exhibit 1 to the Definitive Proxy Statement for the year ended December 31, 2006 and incorporated herein by reference). +

10.17	Revolving Credit Agreement, dated as of August 3, 2007, by and among Watsco, Inc., as Borrower, the Lenders From Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on August 6, 2007 and incorporated herein by reference).

13.	2007 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2007 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

14.1	Watsco, Inc. Employee Code of Business Ethics and Conduct (filed as Appendix C to the Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2002).

14.2	Watsco, Inc. Code of Conduct for Senior Executives (filed as Appendix D to the Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2002).

21.	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

Note to Exhibits:

#	Submitted electronically herewith
+	Compensation plan or arrangement
*	Management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 29, 2008	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, President

February 29, 2008	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ALBERT H. NAHMAD	Chairman of the Board and Chief Executive Officer	February 29, 2008
Albert H. Nahmad	(principal executive officer)

/S/ BARRY S. LOGAN	Senior Vice President	February 29, 2008
Barry S. Logan

/S/ ANA M. MENENDEZ	Chief Financial Officer	February 29, 2008
Ana M. Menendez	(principal accounting officer and principal financial officer)

/S/ CESAR L. ALVAREZ	Director	February 29, 2008
Cesar L. Alvarez

/S/ ROBERT L. BERNER III	Director	February 29, 2008
Robert L. Berner III

/S/ DENISE DICKINS	Director	February 29, 2008
Denise Dickins

/S/ FREDERICK H. JOSEPH	Director	February 29, 2008
Frederick H. Joseph

/S/ PAUL F. MANLEY	Director	February 29, 2008
Paul F. Manley

/S/ BOB L. MOSS	Director	February 29, 2008
Bob L. Moss

/S/ GEORGE P. SAPE	Director	February 29, 2008
George P. Sape

/S/ GARY L. TAPELLA	Director	February 29, 2008
Gary L. Tapella

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Watsco, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Watsco, Inc. and subsidiaries (the “Company”) referred to in our report dated February 29, 2008, which is included in Item 15 in this Form 10-K. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule when considered in relation to the consolidated basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Miami, Florida

February 29, 2008

S-1

WATSCO, INC. AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

Allowance for Doubtful Accounts:
BALANCE, December 31, 2004	$2,097
Additions charged to costs and expenses	1,789
Write-offs, net	(1,042)

BALANCE, December 31, 2005	2,844
Additions charged to costs and expenses	3,484
Write-offs, net	(3,252)

BALANCE, December 31, 2006	3,076
Additions charged to costs and expenses	3,086
Write-offs, net	(1,019)

BALANCE, December 31, 2007	$5,143

S-2

Exhibit Index

Exhibit Number	Description
13	2007 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2007 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.