Form 10-Q
period 2008-03-31
WATSCO INC
filed 2008-05-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,464,614 shares of Common stock ($.50 par value), excluding treasury shares of 6,217,050 and 3,784,166 shares of Class B common stock ($.50 par value), excluding treasury shares of 48,263, were outstanding as of May 7, 2008.

WATSCO, INC. AND SUBSIDIARIES

2 of 18

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarters Ended March 31,
	2008	2007
Revenues	$380,399	$370,681
Cost of sales	282,395	275,368

Gross profit	98,004	95,313
Selling, general and administrative expenses	85,178	77,300

Operating income	12,826	18,013
Interest expense, net	595	449

Income from continuing operations before income taxes	12,231	17,564
Income taxes	4,587	6,586

Net income from continuing operations	7,644	10,978
Loss from discontinued operations, net of income taxes (Note 7)	—	164

Net income	$7,644	$10,814

Basic earnings per share for Common and Class B common stock:
Net income from continuing operations	$0.29	$0.42
Net loss from discontinued operations	—	0.01

Net income	$0.29	$0.41

Diluted earnings per share for Common and Class B common stock:
Net income from continuing operations	$0.28	$0.40
Net loss from discontinued operations	—	0.01

Net income	$0.28	$0.39

Weighted-average Common and Class B common shares and equivalent shares used to calculate earnings per share:
Basic	26,278	26,203

Diluted	27,564	27,792

See accompanying notes to condensed consolidated financial statements.

3 of 18

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,475	$9,405
Accounts receivable, net	177,610	178,415
Inventories	304,901	288,149
Other current assets	12,549	11,259

Total current assets	502,535	487,228
Property and equipment, net	25,830	26,904
Goodwill	217,138	217,129
Other assets	16,800	16,908

	$762,303	$748,169

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$298	$275
Accounts payable	124,352	88,596
Accrued expenses and other current liabilities	34,312	40,493

Total current liabilities	158,962	129,364

Long-term obligations:
Borrowings under revolving credit agreement	39,000	54,000
Other long-term obligations, net of current portion	978	1,042

Total long-term obligations	39,978	55,042

Deferred income taxes and other liabilities	13,844	13,806

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.50 par value	15,298	15,256
Class B common stock, $.50 par value	1,917	1,861
Paid-in capital	271,144	267,669
Accumulated other comprehensive loss, net of tax	(898)	(431)
Retained earnings	371,663	375,207
Treasury stock, at cost	(109,605)	(109,605)

Total shareholders’ equity	549,519	549,957

	$762,303	$748,169

See accompanying notes to condensed consolidated financial statements.

4 of 18

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarters Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$7,644	$10,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,812	1,451
Share-based compensation	1,836	1,253
Provision for doubtful accounts	1,133	651
Excess tax benefits from share-based compensation	(3,278)	(1,430)
Gain on sale of available-for-sale securities	—	(1,083)
Other, net	1,662	2,638
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(269)	3,290
Inventories	(16,820)	(41,658)
Accounts payable and other liabilities	29,015	29,700
Other, net	(1,497)	628

Net cash provided by operating activities of continuing operations	21,238	6,254
Net cash provided by operating activities of discontinued operations	—	695

Net cash provided by operating activities	21,238	6,949

Cash flows from investing activities:
Capital expenditures	(628)	(1,142)
Proceeds from sale of property and equipment	51	129
Proceeds from sale of available-for-sale securities	—	7,102
Purchases of available-for-sale securities	—	(3,172)

Net cash (used in) provided by investing activities of continuing operations	(577)	2,917
Net cash used in investing activities of discontinued operations	—	(25)

Net cash (used in) provided by investing activities	(577)	2,892

Cash flows from financing activities:
Net repayments under revolving credit agreement	(15,000)	—
Dividends on Common and Class B common stock	(11,190)	(6,960)
Net repayments of other long-term obligations	(41)	(20)
Net proceeds from issuances of common stock	362	1,743
Excess tax benefits from share-based compensation	3,278	1,430

Net cash used in financing activities	(22,591)	(3,807)

Net (decrease) increase in cash and cash equivalents	(1,930)	6,034
Cash and cash equivalents at beginning of period	9,405	34,340

Cash and cash equivalents at end of period	$7,475	$40,374

See accompanying notes to condensed consolidated financial statements.

5 of 18

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(In thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, "Watsco," which may be referred to as we, us or our) audited consolidated financial statements, and the March 31, 2008 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2007 Annual Report on Form 10-K. All amounts, except share and per share data, are expressed in thousands of dollars.

The results of operations for the quarter ended March 31, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves related to self-insurance programs and valuation of goodwill and indefinite life intangible assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities. In addition to disclosing the fair values of derivative instruments and their gains and losses in a tabular format, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 does not change the accounting for derivative instruments.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 were effective for us beginning January 1, 2008. Upon adoption, we did not elect the fair value option for any items that were not already required to be measured at fair value in accordance with U.S. generally accepted accounting principles. As such, there was no impact on our condensed consolidated financial statements upon adoption of SFAS No. 159.

6 of 18

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 was effective for us on January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, which deferred the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have an impact on our condensed consolidated financial statements (see Note 4). We are currently assessing the potential effect of SFAS No. 157 for our nonfinancial assets and liabilities on our condensed consolidated financial statements.

2.	Earnings per Share

We calculate earnings per share using the two-class method in accordance with SFAS No. 128, “Earnings per Share,” as clarified by Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” The effective result of EITF Issue No. 03-6 is that the calculation of earnings per share for each class of our common stock yields the same basic and diluted earnings per share.

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

For the basic earnings per share calculation, net income available to shareholders is allocated among our two classes of common stock: Common stock and Class B common stock. The allocation among each class is based upon the two-class method on a one-for-one per share basis. The following table shows how net income is allocated using this method for the quarters ended March 31, 2008 and 2007:

	2008	2007
Net income available to shareholders	$7,644	$10,814

Allocation of net income for Basic:
Common stock	$6,929	$9,835
Class B common stock	715	979

	$7,644	$10,814

The diluted earnings per share calculation assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the period, so no allocation of earnings to Class B common stock is required.

The following summarizes the weighted-average number of Common and Class B common shares outstanding during the period and is used to calculate earnings per share of Common and Class B common stock including the potentially dilutive impact of stock options and non-vested (restricted) stock, calculated using the treasury method, as included in the calculation of diluted weighted-average shares for the quarters ended March 31, 2008 and 2007:

	2008	2007
Weighted-average Common and Class B common shares outstanding for basic earnings per share	26,278,357	26,202,757

Weighted-average Common shares outstanding for basic earnings per share	23,821,867	23,830,049
Diluted shares resulting from:
Stock options	627,552	916,055
Non-vested (restricted) stock	658,239	672,754
Effect of assuming conversion of Class B common shares into Common stock	2,456,490	2,372,708

Shares for diluted earnings per share	27,564,148	27,791,566

7 of 18

Diluted earnings per share excluded 249,456 and 92,844 shares for the quarters ended March 31, 2008 and 2007, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, for the quarters ended March 31, 2008 and 2007, 326,524 and 294,486 shares of non-vested (restricted) stock, respectively, were considered anti-dilutive and excluded from the earnings per share calculation.

3.	Derivative Financial Instruments

At March 31, 2008 and December 31, 2007, two interest rate swap agreements were in effect with notional values of $10,000 each, maturing in October 2009 and October 2011. The swap agreement maturing in October 2009 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.04%. The swap agreement maturing in October 2011 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. During the quarter ended March 31, 2008, both hedging relationships were determined to be highly effective in achieving offsetting changes in cash flows.

We were party to an interest rate swap agreement with a notional amount of $30,000, which matured on October 9, 2007, that was designated as a cash flow hedge and effectively exchanged the variable rate of 90-day LIBOR to a fixed interest rate of 6.25%. During the quarter ended March 31, 2007, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

The negative fair value of the derivative financial instruments was $1,176 and $628 at March 31, 2008 and December 31, 2007, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the condensed consolidated balance sheets. At March 31, 2008 and 2007, $708, net of deferred tax benefits of $425 and $69, net of deferred tax benefits of $43 was included in accumulated other comprehensive loss (“OCL”) associated with cash flow hedges.

The net change in OCL during the quarters ended March 31, 2008 and 2007, reflected the reclassification of $41, net of income tax benefit of $25 and $42, net of income tax benefit of $25, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a quarterly basis as interest payments occur. We estimate that approximately $500 in unrealized losses on the derivative instruments accumulated in OCL are expected to be reclassified to earnings during the next twelve months using a current one month LIBOR-based average receive rate (2.61% at March 31, 2008).

4.	Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities, which defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at March 31, 2008	Fair Value Measurements at March 31, 2008 Using
Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$533	$533	—	—

Liabilities:
Derivative financial instruments	$1,176	—	$1,176	—

8 of 18

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157:

Available-for-sale securities—the investments are exchange-traded equity securities. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

Derivative financial instruments—the derivatives are pay-variable, receive fixed interest rate swaps based on 30-day LIBOR. Fair value is based on model-derived valuations using the respective LIBOR rate, which is observed at quoted intervals for the full term of the swaps. Therefore, the derivatives are classified within Level 2 of the fair value hierarchy. See Note 3 for further discussion on our derivative financial instruments.

5.	Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized gains on available-for-sale securities and the effective portion of cash flow hedges as further discussed in Note 3. The components of comprehensive income for the quarters ended March 31, 2008 and 2007, respectively, are as follows:

	2008	2007
Net income	$7,644	$10,814
Changes in unrealized losses on derivative instruments, net of income tax (benefit) expense of $(206) and $26, respectively	(342)	43
Changes in unrealized gains on available-for-sale securities arising during the period, net of income tax benefit of $75 and $6, respectively	(125)	(10)
Reclassification adjustment for securities gains realized in net income, net of income tax expense of $0 and $178, respectively	—	(297)

Comprehensive income	$7,177	$10,550

6.	Shareholders’ Equity

Dividends Declared

Our Board of Directors declared cash dividends on Common and Class B common stock of $.40 per share and $.25 per share for the quarters ended March 31, 2008 and 2007, respectively. On April 1, 2008, the Board of Directors declared a regular quarterly cash dividend of $0.45 per share of Common and Class B common stock payable on April 30, 2008 to shareholders of record as of April 15, 2008.

Non-Vested (Restricted) Stock Awards

During the quarter ended March 31, 2007, we granted 10,000 shares of non-vested (restricted) stock under the 2001 Plan. No shares of non-vested (restricted) stock were granted during the quarter ended March 31, 2008.

Stock Options Exercised

During the quarters ended March 31, 2008 and 2007, 416,750 and 111,463, respectively, of stock options were exercised for Common and Class B common stock. Cash received from Common and Class B common stock issued as a result of stock options exercised during the quarters ended March 31, 2008 and 2007, was $205 and $1,568, respectively. During the quarters ended March 31, 2008

9 of 18

and 2007, 260,424 shares of common stock with an aggregate market value of $9,903 and 8,399 shares of common stock with an aggregate market value of $444, respectively, were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. Upon delivery these shares were retired.

Employee Stock Purchase Plan

During the quarters ended March 31, 2008 and 2007, 4,347 and 3,766 shares of Common stock were issued under an employee stock purchase plan, respectively, for which we received net proceeds of $157 and $175, respectively.

7.	Discontinued Operations

During June 2007, our Board of Directors approved and we executed an agreement to sell the stock of our non-core staffing unit, Dunhill Staffing Systems, Inc. (“Dunhill”). The transaction closed on July 19, 2007. Dunhill represented our “other” segment and consequently, the amounts related to this operation are presented as discontinued operations in our condensed consolidated statement of income and our condensed consolidated statement of cash flows for the quarter ended March 31, 2007. The divestiture of Dunhill did not have a material impact on our financial condition or results of operations.

Included in discontinued operations as presented in our condensed consolidated statements of income for the quarter ended March 31, 2007, are the following:

Revenues	$6,162

Loss from discontinued operations	262
Income tax benefit	98

Net loss from discontinued operations	$164

8.	Commitments and Contingencies

Litigation, Claims and Assessments

In November 2007, one of our subsidiaries was named in a complaint filed in the Circuit Court of the Seventh Judicial Circuit, in and for, Volusia County, Florida, brought by CODISCO, Inc. and CODISCO International, Inc. (“CODISCO”), an existing landlord of facilities leased by our subsidiary. CODISCO is alleging that eleven former and existing leased premises were not properly maintained and that our subsidiary failed to perform the necessary repairs breaching the lease agreements. In the complaint, CODISCO is seeking damages exceeding $15. In response to the complaint we have counterclaimed and have filed an action for declaratory judgment and award of costs incurred to date and attorney’s fees. We intend to vigorously assert our defenses to the complaint and cannot predict the outcome of this matter.

We are involved in other litigation incidental to the operation of our business and we vigorously defend all matters in which we or our subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect us. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the ultimate liability associated with any claims or litigation in which we or our subsidiaries are involved will not materially affect our financial condition or results of operations.

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance programs and for two subsidiary health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amount of $4,216 and $4,593 at March 31, 2008 and December 31, 2007, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

10 of 18

Minimum Royalty Payments

We are obligated under a licensing agreement with Whirlpool Corporation to make minimum annual royalty payments of $1,000 through 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Watsco, Inc. and its subsidiaries (collectively, "Watsco," which may be referred to as we, us or our) was incorporated in 1956 and is the largest independent distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the United States. At March 31, 2008, we operated from 426 locations in 34 states.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed on February 29, 2008. We believe that there have been no significant changes during the quarter ended March 31, 2008 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

Discontinued Operations

During June 2007, our Board of Directors approved and we executed an agreement to sell the stock of our non-core staffing unit, Dunhill Staffing Systems, Inc. (“Dunhill”). The transaction closed on July 19, 2007. The amounts related to this operation are presented as discontinued operations in our condensed consolidated statement of income and our condensed consolidated statement of cash flows for the quarter ended March 31, 2007. See Note 7 to the condensed consolidated financial statements for further information.

11 of 18

Results of Operations

The following table summarizes information derived from the condensed consolidated statements of income expressed as a percentage of revenues for the quarters ended March 31, 2008 and 2007:

	2008	2007
Revenues	100.0%	100.0%
Cost of sales	74.2	74.3

Gross profit	25.8	25.7
Selling, general and administrative expenses	22.4	20.8

Operating income	3.4	4.9
Interest expense, net	0.2	0.1

Income from continuing operations before income taxes	3.2	4.8
Income taxes	1.2	1.8

Net income from continuing operations	2.0	3.0
Loss from discontinued operations, net of income taxes	—	0.1

Net income	2.0%	2.9%

The following narratives include the results of operations for businesses acquired during 2007. The acquisitions were accounted for using the purchase method of accounting and, accordingly, their results of operations have been included in the condensed consolidated results beginning on their respective dates of acquisition. In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the prior twelve months unless they are within close geographical proximity to existing locations. Additionally, the following narratives include the results of operations of our continuing operations only and exclude the results of our discontinued operation, Dunhill.

Revenues for the first quarter of 2008 increased $9.7 million, or 3%, compared to the same period in 2007, including a $48.7 million contribution from 63 locations acquired and opened during the last twelve months offset by $.5 million from closed locations. On a same-store basis, revenues declined $38.5 million, or 10%, over the same period in 2007 and reflected a decline of 10% in sales of HVAC equipment and a 13% decline in sales of other HVAC products, partially offset by a 2% increase in sales of refrigeration products.

Gross profit for the quarter ended March 31, 2008 increased $2.7 million, or 3%, compared to the same period in 2007, primarily as a result of increased revenues. Gross profit margin for the quarter ended March 31, 2008 improved 10 basis-points to 25.8% versus 25.7% for the same period in 2007.

Selling, general and administrative expenses for the quarter ended March 31, 2008 increased $7.9 million, or 10%, compared to the same period in 2007. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2008 increased to 22.4% versus 20.8% for the same period in 2007 primarily as a result of an increase in expenses due to increased locations and other costs associated with new and acquired locations. On a same-store basis, selling, general and administrative expenses decreased 5% compared to the quarter ended March 31, 2007 primarily due to decreases in selling expenses related to our decreased revenues and other cost savings initiatives implemented by the Company.

Net interest expense for the quarter ended March 31, 2008 increased $.1 million, or 33%, compared to the same period in 2007, primarily as a result of a 28% increase in average outstanding borrowings.

The effective tax rate was 37.5% for the quarters ended March 31, 2008 and 2007.

Net income from continuing operations for the quarter ended March 31, 2008 decreased $3.3 million, or 30%, compared to the same period in 2007. The decrease in net income from continuing operations was primarily driven by the higher selling, general and administrative expenses as discussed above.

12 of 18

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand of HVAC/R products, which peak in the months of May through August. Significant factors that could affect our liquidity include the following:

•	cash flows generated from operating activities;

•	the adequacy of available bank lines of credit;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions;

•	dividend payments;

•	the timing and extent of common stock repurchases;

•	and capital expenditures.

Overview

Cash flows provided by operating activities supply us with a significant source of liquidity. Our cash flows from operating activities of continuing operations were $21.2 million in 2008 compared to $6.3 million in 2007. The increase in operating cash flows primarily resulted from reduced inventory levels as of March 31, 2008 compared to March 31, 2007, partially offset by a decrease in net income as a result of higher selling, general and administrative expenses.

Net cash used in investing activities of continuing operations was $.6 million in 2008 compared to net cash provided by investing activities of continuing operations of $2.9 million in 2007. The decrease is primarily due to net proceeds from the sale of marketable securities realized in 2007 of $3.9 million and lower capital expenditures in 2008.

Net cash used in financing activities increased to $22.6 million in 2008 from $3.8 million in 2007. The increase is primarily attributable to $15.0 million of net repayments under our revolving credit agreement, a $4.2 million increase in dividends paid and a $1.4 million decrease in net proceeds received from issuances of common stock as a result of stock option exercises and stock repurchases under our employee stock purchase plan, partially offset by an increase of $1.8 million in excess tax benefits resulting from share-based compensation in 2008.

Working capital decreased to $343.6 million at March 31, 2008 from $357.9 million at December 31, 2007.

Revolving Credit Agreement

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $300.0 million, which expires in August 2012. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. At March 31, 2008, $39.0 million was outstanding under this revolving credit agreement.

The revolving credit agreement contains customary affirmative and negative covenants including two financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We were in compliance with all covenants and financial ratios at March 31, 2008.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. In aggregate, 6.3 million shares of Common stock and Class B common stock have been repurchased at a cost of $109.6 million since the inception of the program. The remaining 1.2 million shares authorized for repurchase are subject to certain restrictions included in our debt agreement.

Common Stock Dividends

Cash dividends of $.40 per share and $.25 per share of Common stock and Class B common stock were paid during the quarters ended March 31, 2008 and 2007, respectively. In April 2008, the Board of Directors declared a regular quarterly cash dividend of $0.45 per share of Common and Class B common stock that was paid on April 30, 2008 to shareholders of record as of April 15,

13 of 18

2008. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

Capital Resources

We believe we have adequate availability of capital from operations and our current credit facility to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of March 31, 2008, we had $7.5 million of cash and cash equivalents and $256.0 million of additional borrowing capacity under the revolving credit agreement to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a sufficient base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities if required.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the 2007 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 to the notes to condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on our business or operations. For additional information identifying some other important factors which may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Commission filings, including but not limited to, the discussion included in the Risk Factors section of our December 31, 2007 Annual Report on Form 10-K under the headings “General Risk Factors” and “Business Risk Factors.” Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

14 of 18

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Watsco, Inc. performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, Senior Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer, Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the Securities and Exchange Commission, we have not yet assessed the internal control over financial reporting of ACR Group, Inc. (“ACR”), acquired on August 9, 2007, which represents approximately 19% of our total consolidated assets at March 31, 2008 and approximately 13% of revenues for the quarter ended March 31, 2008. From the acquisition date to March 31, 2008, the processes and systems of ACR were discreet and did not impact internal controls over financial reporting for our other consolidated subsidiaries.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2007, one of our subsidiaries was named in a complaint filed in the Circuit Court of the Seventh Judicial Circuit, in and for, Volusia County, Florida, brought by CODISCO, Inc. and CODISCO International, Inc. (“CODISCO”), an existing landlord of facilities leased by our subsidiary. CODISCO is alleging that eleven former and existing leased premises were not properly maintained and that our subsidiary failed to perform the necessary repairs breaching the lease agreements. In the complaint, CODISCO is seeking damages exceeding $15. In response to the complaint we have counterclaimed and have filed an action for declaratory judgment and award of costs incurred to date and attorney’s fees. We intend to vigorously assert our defenses to the complaint and cannot predict the outcome of this matter.

We are involved in other litigation incidental to the operation of our business. We vigorously defend all matters in which we are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, we do not believe the ultimate liability associated with any claims or litigation will have a material impact to our financial condition or results of operations.

Item 1A.	Risk Factors

Information about risk factors for the three months ended March 31, 2008, does not differ materially from that set forth in Part I, Item 1A, of Watsco’s 2007 Annual Report on Form 10-K.

15 of 18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Through March 31, 2008, 6.3 million shares of Common and Class B common stock have been repurchased at a cost of $109.6 million since the inception of the program. The remaining 1.2 million shares authorized for repurchase are subject to certain restrictions included in our debt agreement. During the quarter ended March 31, 2008, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Recent Sales of Unregistered Securities

In March 2008, we issued 33,986 shares of our Common stock to our Profit Sharing Retirement Plan & Trust (the “Plan”) representing the employer match requirement under the Plan for the Plan’s year ended December 31, 2007, without registration. This issuance was exempt from registration under the Securities Act under Section 3(a)(2). The Plan is a profit sharing retirement plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of our employees, which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our common stock. We have contributed all of the Common stock held by the Plan as a matching contribution that has been less in value at the time it was contributed to the Plan than the employee contributions that it matches.

Dividends

Cash dividends of $.40 per share and $.25 per share of Common stock and Class B common stock were paid during the quarters ended March 31, 2008 and 2007, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under the debt agreements, future prospects and other factors deemed relevant by our Board of Directors.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. # + *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

16 of 18

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

Note to exhibits:

#	Submitted electronically herewith
+	Compensation plan or arrangement
*	Management contract

17 of 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)
May 9, 2008

18 of 18

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
10.1	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.