Form 10-Q
period 2008-06-30
WATSCO INC
filed 2008-08-07
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,543,973 shares of Common stock ($.50 par value), excluding treasury shares of 6,217,050 and 3,781,514 shares of Class B common stock ($.50 par value), excluding treasury shares of 48,263, were outstanding as of August 1, 2008.

WATSCO, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$509,822	$471,110	$890,221	$841,791
Cost of sales	378,762	351,518	661,157	626,886

Gross profit	131,060	119,592	229,064	214,905
Selling, general and administrative expenses	88,734	80,084	173,912	157,384

Operating income	42,326	39,508	55,152	57,521
Interest expense, net	387	390	982	839

Income from continuing operations before income taxes	41,939	39,118	54,170	56,682
Income taxes	15,889	14,670	20,476	21,256

Net income from continuing operations	26,050	24,448	33,694	35,426

Loss from discontinued operations, net of income taxes (Note 7)	—	1,598	—	1,762

Net income	$26,050	$22,850	$33,694	$33,664

Basic earnings per share for Common and Class B common stock:
Net income from continuing operations	$.98	$.93	$1.28	$1.35
Net loss from discontinued operations	—	.06	—	.07

Net income	$.98	$.87	$1.28	$1.28

Diluted earnings per share for Common and Class B common stock:
Net income from continuing operations	$.94	$.88	$1.22	$1.27
Net loss from discontinued operations	—	.06	—	.06

Net income	$.94	$.82	$1.22	$1.21

Weighted-average Common and Class B common shares and equivalent shares used to calculate earnings per share:
Basic	26,467	26,336	26,372	26,270

Diluted	27,754	27,939	27,659	27,866

See accompanying notes to condensed consolidated financial statements.

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,844	$9,405
Accounts receivable, net	230,023	178,415
Inventories	339,017	288,149
Other current assets	11,003	11,259

Total current assets	585,887	487,228

Property and equipment, net	25,319	26,904
Goodwill	218,732	217,129
Other assets	15,818	16,908

	$845,756	$748,169

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$288	$275
Accounts payable	182,726	88,596
Accrued expenses and other current liabilities	56,237	40,493

Total current liabilities	239,251	129,364

Long-term obligations:
Borrowings under revolving credit agreement	23,300	54,000
Other long-term obligations, net of current portion	906	1,042

Total long-term obligations	24,206	55,042

Deferred income taxes and other liabilities	15,472	13,806

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.50 par value	15,355	15,256
Class B common stock, $.50 par value	1,915	1,861
Paid-in capital	274,801	267,669
Accumulated other comprehensive loss, net of tax	(644)	(431)
Retained earnings	385,005	375,207
Treasury stock, at cost	(109,605)	(109,605)

Total shareholders’ equity	566,827	549,957

	$845,756	$748,169

See accompanying notes to condensed consolidated financial statements.

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007

(In thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$33,694	$33,664
Loss from discontinued operations, net of income taxes	—	1,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,569	2,903
Share-based compensation	3,368	2,689
Excess tax benefits from share-based compensation	(3,558)	(2,897)
Provision for doubtful accounts	1,533	821
Gain on sale of property and equipment	(89)	(15)
Gain on sale of available-for-sale securities	—	(1,083)
Other, net	3,280	4,819
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(53,007)	(30,199)
Inventories	(50,950)	(31,278)
Accounts payable and other liabilities	108,383	43,221
Other, net	755	1,612

Net cash provided by operating activities of continuing operations	46,978	26,019
Net cash provided by operating activities of discontinued operations	—	635

Net cash provided by operating activities	46,978	26,654

Cash flows from investing activities:
Capital expenditures	(1,766)	(2,864)
Purchases of available-for-sale securities	—	(4,405)
Proceeds from sale of available-for-sale securities	—	7,101
Business acquisitions, net of cash acquired	—	371
Proceeds from sale of property and equipment	101	311

Net cash (used in) provided by investing activities of continuing operations	(1,665)	514
Net cash used in investing activities of discontinued operations	—	(38)

Net cash (used in) provided by investing activities	(1,665)	476

Cash flows from financing activities:
Net repayment under revolving credit agreement	(30,700)	—
Dividends on Common and Class B common stock	(23,897)	(16,197)
Net repayments of other long-term obligations	(123)	(42)
Repayment of long-term notes	—	(10,000)
Net proceeds from issuances of common stock	2,288	2,914
Excess tax benefits from share-based compensation	3,558	2,897

Net cash used in financing activities	(48,874)	(20,428)

Net (decrease) increase in cash and cash equivalents	(3,561)	6,702
Cash and cash equivalents at beginning of period	9,405	34,340

Cash and cash equivalents at end of period	$5,844	$41,042

See accompanying notes to condensed consolidated financial statements.

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(In thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, “Watsco,” which may be referred to as we, us or our) audited consolidated financial statements, and the June 30, 2008 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2007 Annual Report on Form 10-K. All amounts, except share and per share data, are expressed in thousands of dollars.

The results of operations for the quarter and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 requires that non-vested share-based payment awards that contain nonforfeitable rights to dividends be considered participating securities and included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Upon adoption, all prior period earnings per share data presented in financial statements after the effective date shall be adjusted retrospectively to conform with the provisions of this FSP. FSP EITF 03-6-1 is effective for us retroactively in the first quarter ended March 31, 2009. We do not expect the adoption of FSP EITF 03-6-1 to have an impact on our condensed consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities. In addition to disclosing the fair values of derivative instruments and their gains and losses in a tabular format, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 does not change the accounting for derivative instruments.

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

For the basic earnings per share calculation, net income available to shareholders is allocated among our two classes of common stock: Common stock and Class B common stock. The allocation among each class is based upon the two-class method on a one-for-one per share basis. The following table shows how net income is allocated using this method for the quarters and six months ended June 30, 2008 and 2007:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income available to shareholders	$26,050	$22,850	$33,694	$33,664

Allocation of net income for Basic:
Common stock	$23,632	$20,792	$30,561	$30,627
Class B common stock	2,418	2,058	3,133	3,037

	$26,050	$22,850	$33,694	$33,664

The diluted earnings per share calculation assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the period, so no allocation of earnings to Class B common stock is required.

The following summarizes the weighted-average number of Common and Class B common shares outstanding during the period and is used to calculate earnings per share of Common and Class B common stock including the potentially dilutive impact of stock options and non-vested (restricted) stock, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares for the quarters and six months ended June 30, 2008 and 2007:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average Common and Class B common shares outstanding for basic earnings per share	26,466,612	26,335,533	26,372,485	26,269,512

Weighted-average Common shares outstanding for basic earnings per share	24,014,656	23,965,656	23,920,529	23,899,635
Diluted shares resulting from:
Stock options	575,053	887,237	601,302	901,566
Non-vested (restricted) stock	712,245	715,877	685,242	694,435
Effect of assuming conversion of Class B common shares into Common stock	2,451,956	2,369,877	2,451,956	2,369,877

Shares for diluted earnings per share	27,753,910	27,938,647	27,659,029	27,865,513

Diluted earnings per share excluded 247,500 and 92,885 shares for the quarters ended June 30, 2008 and 2007, respectively, and 251,821 and 91,423 shares for the six months ended June 30, 2008 and 2007, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, 301,265 and 82,450 shares for the quarters ended June 30, 2008 and 2007, respectively, and 349,915 and 92,450 shares for the six months ended June 30, 2008 and 2007, respectively, related to non-vested (restricted) stock were considered anti-dilutive and excluded from the earnings per share calculation.

3.	Derivative Financial Instruments

At June 30, 2008 and December 31, 2007, two interest rate swap agreements were in effect with notional values of $10,000 each, maturing in October 2009 and October 2011. The swap agreement maturing in October 2009 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.04%. The swap agreement maturing in October 2011 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. During the quarter and six months ended June 30, 2008, both hedging relationships were determined to be highly effective in achieving offsetting cash flows.

We were party to an interest rate swap agreement with a notional amount of $30,000, which matured on October 9, 2007, that was designated as a cash flow hedge and effectively exchanged the variable rate of 90-day LIBOR to a fixed interest rate of 6.25%. During the quarter and six months ended June 30, 2007, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

The negative fair value of the derivative financial instruments was $613 and $628 at June 30, 2008 and December 31, 2007, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the condensed consolidated balance sheets. At June 30, 2008 and December 31, 2007, $355, net of deferred tax benefits of $215 and $366, net of deferred tax benefits of $219, respectively, was included in accumulated other comprehensive loss (“OCL”) associated with cash flow hedges.

The net change in OCL during the quarters and six months ended June 30, 2008 and 2007, reflected the reclassification of $76, net of income tax benefit of $46, $43, net of income tax benefit of $25, $117, net of income tax benefit of $71 and $84, net of income tax benefit of $51, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a quarterly basis as interest payments occur. We estimate that approximately $400 in unrealized losses on the derivative instruments accumulated in OCL are expected to be reclassified to earnings during the next twelve months using a current 30-day LIBOR-based average receive rate (3.18% at June 30, 2008).

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at June 30, 2008	Fair Value Measurements at June 30, 2008 Using
Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$371	$371	—	—

Liabilities:
Derivative financial instruments	$613	—	$613	—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157:

Available-for-sale securities – the investments are exchange-traded equity securities. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

Derivative financial instruments – the derivatives are pay-variable, receive fixed interest rate swaps based on 30-day LIBOR. Fair value is based on model-derived valuations using the respective LIBOR rate, which is observed at quoted intervals for the full term of the swaps. Therefore, the derivatives are classified within Level 2 of the fair value hierarchy. See Note 3 for further discussion on our derivative financial instruments.

5.	Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized gains on available-for-sale securities and the effective portion of cash flow hedges as further discussed in Note 3. The components of comprehensive income for the quarters and six months ended June 30, 2008 and 2007, respectively, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$26,050	$22,850	$33,694	$33,664
Changes in unrealized losses on derivative instruments, net of income tax expense of $210, $29, $4 and $55, respectively	353	47	11	90
Changes in unrealized (losses) gains on available-for-sale securities arising during the period, net of income tax benefit (expense) of $62, $(26), $137 and $(20), respectively	(99)	44	(224)	34
Reclassification adjustment for securities gains realized in net income, net of income tax expense of $0, $0, $0 and $178, respectively	—	—	—	(297)

Comprehensive income	$26,304	$22,941	$33,481	$33,491

6.	Shareholders’ Equity

Dividends Declared

Our Board of Directors declared cash dividends on Common and Class B common stock of $0.45 per share, $0.33 per share, $0.85 per share and $0.58 per share for the quarters and six months ended June 30, 2008 and 2007, respectively. On July 1, 2008, our Board of Directors declared a regular quarterly cash dividend of $0.45 per share of Common and Class B common stock payable July 31, 2008 to shareholders of record as of July 15, 2008.

Non-Vested (Restricted) Stock Awards

During the quarters and six months ended June 30, 2008 and 2007, we granted 45,000, 35,000, 45,000 and 45,000 shares of non-vested (restricted) stock, respectively.

Stock Options Exercised

During the quarters and six months ended June 30, 2008 and 2007, 60,150, 72,750, 476,900 and 169,213, respectively, of stock options were exercised for Common and Class B common stock. Cash received from Common and Class B common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2008 and 2007, was $1,731, $946, $1,936 and $2,514, respectively. During the quarters and six months ended June 30, 2008 and 2007, 590 shares of common stock with an aggregate market value of $25, 8,892 shares of common stock with an aggregate market value of $458, 261,014 shares of common stock with an aggregate market value of $9,928 and 17,291 shares of common stock with an aggregate market value of $902, respectively, were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. Upon delivery these shares were retired.

Employee Stock Purchase Plan

During the quarters and six months ended June 30, 2008 and 2007, 4,691, 4,541, 9,038 and 8,307 shares of Common stock were issued under our non-compensatory employee stock purchase plan, respectively, for which we received net proceeds of $195, $225, $352 and $400, respectively.

7.	Discontinued Operations

During June 2007, our Board of Directors approved and we executed an agreement to sell the stock of our non-core staffing unit, Dunhill Staffing Systems, Inc. (“Dunhill”). The transaction closed on July 19, 2007. Dunhill represented our “other” segment and consequently, the amounts related to this operation are presented as discontinued operations in our condensed consolidated statements of income and our condensed consolidated statements of cash flows for the quarter and six months ended June 30, 2007. The divestiture of Dunhill did not have a material impact on our financial condition or results of operations.

Included in discontinued operations as presented in our condensed consolidated statements of income are the following:

	Quarter Ended June 30, 2007	Six Months Ended June 30, 2007
Revenues	$5,557	$11,719

Loss from discontinued operations	2,558	2,820
Income tax benefit	960	1,058

Net loss from discontinued operations	$1,598	$1,762

8.	Commitments and Contingencies

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance programs and for one subsidiary health benefit program. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amount of $4,807 and $4,593 at June 30, 2008 and December 31, 2007, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Minimum Royalty Payments

We are obligated under a licensing agreement with Whirlpool Corporation to make minimum annual royalty payments of $1,000 through 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 and is the largest independent distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the United States. At June 30, 2008, we operated from 422 locations in 34 states.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed on February 29, 2008. We believe that there have been no significant changes during the quarter and six months ended June 30, 2008 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

Discontinued Operations

During June 2007, our Board of Directors approved and we executed an agreement to sell the stock of our non-core staffing unit, Dunhill Staffing Systems, Inc. (“Dunhill”). The transaction closed on July 19, 2007. The amounts related to this operation are presented as discontinued operations in our condensed consolidated statements of income and our condensed consolidated statements of cash flows for the quarter and six months ended June 30, 2007. See Note 7 to the condensed consolidated financial statements for further information.

Results of Operations

The following table summarizes information derived from the condensed consolidated statements of income expressed as a percentage of revenues for the quarters and six months ended June 30, 2008 and 2007:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.3	74.6	74.3	74.5

Gross profit	25.7	25.4	25.7	25.5
Selling, general and administrative expenses	17.4	17.0	19.5	18.7

Operating income	8.3	8.4	6.2	6.8
Interest expense, net	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	8.2	8.3	6.1	6.7
Income taxes	3.1	3.1	2.3	2.5

Net income from continuing operations	5.1	5.2	3.8	4.2
Loss from discontinued operations, net of income taxes	—	0.3	—	0.2

Net income	5.1%	4.9%	3.8%	4.0%

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

QUARTER ENDED JUNE 30, 2008 VS. QUARTER ENDED JUNE 30, 2007

Revenues for the quarter ended June 30, 2008 increased $38.7 million, or 8%, compared to the same period in 2007, including a $62.2 million contribution from locations acquired and opened during the last twelve months partially offset by $.5 million from closed locations. On a same-store basis, revenues declined $23.0 million, or 5%, over the same period in 2007 and reflected a decline of 4% in sales of HVAC equipment and an 8% decline in sales of other HVAC products, partially offset by a 1% increase in sales of refrigeration products.

Gross profit for the quarter ended June 30, 2008 increased $11.5 million, or 10%, compared to the same period in 2007, primarily as a result of increased revenues. Gross profit margin for the quarter ended June 30, 2008 improved 30 basis-points to 25.7% versus 25.4% for the same period in 2007. On a same-store basis, gross profit margin for the quarter ended June 30, 2008 improved 50 basis-points to 25.9% versus 25.4% for the same period in 2007. The expansion of gross profit margin is primarily due to a shift in sales mix resulting from lower demand related to the new construction market and higher margins on certain commodity products that are sensitive to changes in commodity prices.

Selling, general and administrative expenses for the quarter ended June 30, 2008 increased $8.7 million, or 11%, compared to the same period in 2007. Selling, general and administrative expenses as a percent of revenues for the quarter ended June 30, 2008 increased to 17.4% from 17.0% for the same period in 2007, primarily as a result of an increase in expenses due to increased locations and other costs associated with new and acquired locations. On a same-store basis, selling, general and administrative expenses were down 4% compared to the quarter ended June 30, 2007, primarily due to lower revenues and ongoing cost savings initiatives implemented in early 2008.

Net interest expense for the quarter ended June 30, 2008 decreased 1%, compared to the same period in 2007, primarily as a result of a lower effective interest rate as compared to 2007.

The effective tax rate for the quarter ended June 30, 2008 increased to 37.9% from 37.5% for the quarter ended June 30, 2007. The increase is primarily due to a higher effective state tax rate.

Net income from continuing operations for the quarter ended June 30, 2008 increased $1.6 million, or 7%, compared to the same period in 2007. The increase in net income from continuing operations was primarily driven by the higher revenues and expansion of gross profit margin discussed above.

SIX MONTHS ENDED JUNE 30, 2008 VS. SIX MONTHS ENDED JUNE 30, 2007

Revenues for the six months ended June 30, 2008 increased $48.4 million, or 6%, over the same period in 2007, including a $110.9 million contribution from locations acquired and opened during the last twelve months partially offset by $1.0 million from closed locations. On a same-store basis, revenues decreased $61.5 million, or 7%, over the same period in 2007 and reflected a decline of 7% in sales of HVAC equipment and an 11% decline in sales of other HVAC products, partially offset by a 2% increase in sales of refrigeration products.

Gross profit for the six months ended June 30, 2008 increased $14.2 million, or 7%, compared to the same period in 2007, primarily as a result of increased revenues. Gross profit margin for the six months ended June 30, 2008 improved 20 basis-points to 25.7% versus 25.5% for the same period in 2007. On a same-store basis, gross profit margin for the six months ended June 30, 2008 improved 40 basis-points to 25.9% versus 25.5% for the same period in 2007. The expansion of gross profit margin is primarily due to a shift in sales mix resulting from lower demand related to the new construction market and higher margins on certain commodity products that are sensitive to changes in commodity prices.

Selling, general and administrative expenses for the six months ended June 30, 2008 increased $16.5 million, or 11%, compared to the same period in 2007. Selling, general and administrative expenses as a percent of revenues for the six months ended June 30, 2008 increased to 19.5% from 18.7% for the same period in 2007, primarily as a result of an increase in expenses due to increased locations and other costs associated with new and acquired locations. On a same-store basis, selling, general and administrative expenses were down 4% compared to the same period in 2007, primarily due to lower revenues and ongoing cost savings initiatives implemented in early 2008.

Net interest expense for the six months ended June 30, 2008 increased $.1 million, or 17%, compared to the same period in 2007, primarily as a result of a 15% increase in average outstanding borrowings.

The effective tax rate was 37.8% for the six months ended June 30, 2008 and 37.5% for the six months ended June 30, 2007. The increase is primarily due to a higher effective state tax rate.

Net income from continuing operations for the six months ended June 30, 2008 decreased $1.7 million, or 5%, compared to the same period in 2007. The decrease in net income from continuing operations was primarily driven by the higher levels of selling, general and administrative expenses as a percent of revenues discussed above.

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

Overview

Cash flows provided by operating activities supply us with a significant source of liquidity. Our net cash provided by operating activities of continuing operations was $47.0 million for the six months ended June 30, 2008 compared to net cash provided by operating activities of continuing operations of $26.0 million for the same period in 2007. The increase in operating cash flows primarily resulted from the timing of payments for accounts payable and accrued expenses in 2008, partially offset by new products in inventory in connection with the transition to equipment that uses non-ozone depleting refrigerant and higher accounts receivable driven by increased sales volume.

During the six months ended June 30, 2008, net cash of $1.7 million was used in investing activities of continuing operations compared to net cash provided by investing activities of continuing operations of $.5 million for the same period in 2007. The decrease is primarily due to $2.7 million in net proceeds from the sale of marketable securities realized in 2007.

Net cash used in financing activities was $48.9 million for the six months ended June 30, 2008 compared to net cash used in financing activities of $20.4 million for same period in 2007. The increase is primarily due to $30.7 million of net repayments under the revolving credit agreement and a $7.7 million increase in dividends paid in 2008, partially offset by a $10.0 million repayment of long-term notes in 2007.

Working capital decreased to $346.6 million at June 30, 2008 from $357.9 million at December 31, 2007.

Revolving Credit Agreement

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $300.0 million, which expires in August 2012. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. At June 30, 2008, $23.3 million was outstanding under this revolving credit agreement.

The revolving credit agreement contains customary affirmative and negative covenants including two financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We were in compliance with all covenants and financial ratios at June 30, 2008.

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

Common Stock Dividends

Cash dividends of $0.85 per share and $0.58 per share of Common stock and Class B common stock were paid during the six months ended June 30, 2008 and 2007, respectively. On July 1, 2008, our Board of Directors declared a regular quarterly cash dividend of $0.45 per share of Common stock and Class B common stock, which was paid on July 31, 2008 to shareholders of record as of July 15, 2008. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

Capital Resources

We believe we have adequate availability of capital from operations and our current credit facility to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of June 30, 2008, we had $5.8 million of cash and cash equivalents and $271.2 million of additional borrowing capacity under the revolving credit agreement to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a sufficient base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities if required.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on our business or operations. For additional information identifying some other important factors which may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Commission filings, including but not limited to, the discussion included in the Business section of our December 31, 2007 Annual Report on Form 10-K under the headings “General Risk Factors” and “Business Risk Factors.” Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the Securities and Exchange Commission, we have not yet assessed the internal control over financial reporting of ACR Group, Inc. (“ACR”), acquired on August 9, 2007, which represents approximately 18% of our total consolidated assets at June 30, 2008 and approximately 12% of revenues for the six months ended June 30, 2008. From the acquisition date to June 30, 2008, the processes and systems of ACR were discreet and did not impact internal controls over financial reporting for our other consolidated subsidiaries.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2007, one of our subsidiaries was named in a complaint filed in the Circuit Court of the Seventh Judicial Circuit, in and for, Volusia County, Florida, brought by CODISCO, Inc. and CODISCO International, Inc. (“CODISCO”), an existing landlord of facilities leased by our subsidiary. CODISCO is alleging that eleven former and existing leased premises were not properly maintained and that our subsidiary failed to perform the necessary repairs breaching the lease agreements. In the complaint, CODISCO is seeking damages exceeding $15 thousand. In response to the complaint we have counterclaimed and have filed an action for declaratory judgment and award of costs incurred to date and attorney’s fees. We intend to vigorously assert our defenses to the complaint and cannot predict the outcome of this matter.

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

Information about risk factors for the quarter ended June 30, 2008, does not differ materially from that set forth in Part I, Item 1A, of our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Through June 30, 2008, 6.3 million shares of Common and Class B common stock have been repurchased at a cost of $109.6 million since the inception of the program. The remaining 1.2 million shares authorized for repurchase are subject to certain restrictions included in our debt agreement. During the quarter ended June 30, 2008, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Dividends

Cash dividends of $0.45 per share, $0.33 per share, $0.85 per share and $0.58 per share of Common stock and Class B common stock were paid during the quarters and six months ended June 30, 2008 and 2007, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our 2008 Annual Meeting of Shareholders was held on May 30, 2008.

(b)	Our management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s director nominees as listed in the proxy statement. The following director nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders (the Common stock directors having been elected by holders of our Common stock voting as a single class and the Class B common stock directors having been elected by holders of the Class B common stock voting as a single class):

	Votes For	Votes Withheld
Common Stock Directors
Robert L. Berner III	23,013,375	135,680
Denise Dickins	22,117,394	1,031,661
Gary L. Tapella	18,758,796	4,390,259

Class B Common Stock Directors
Cesar L. Alvarez	36,715,620	517,020
Frederick H. Joseph	36,856,900	375,740
Paul F. Manley	36,862,400	370,240
Bob L. Moss	36,857,120	375,520
Albert H. Nahmad	36,696,360	536,280
George P. Sape	36,862,400	370,240

Mr. Berner, Dr. Dickins and Mr. Tapella were re-elected to a one-year term. Messrs. Joseph, Moss and Sape were re-elected to a two-year term. Messrs. Alvarez, Manley and Nahmad were re-elected to a three-year term.

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

August 7, 2008

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