Form 10-Q
period 2008-09-30
WATSCO INC
filed 2008-11-06
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to

Commission file number 1-5581

I.R.S. Employer Identification Number 59-0778222

WATSCO, INC.

(a Florida Corporation)

2665 South Bayshore Drive, Suite 901

Coconut Grove, Florida 33133

Telephone: (305) 714-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,537,601 shares of Common stock ($.50 par value), excluding treasury shares of 6,322,650 and 3,771,356 shares of Class B common stock ($.50 par value), excluding treasury shares of 48,263, were outstanding as of November 4, 2008.

WATSCO, INC. AND SUBSIDIARIES

2 of 20

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$475,225	$518,596	$1,365,446	$1,360,387
Cost of sales	348,552	387,664	1,009,709	1,014,550

Gross profit	126,673	130,932	355,737	345,837
Selling, general and administrative expenses	88,969	89,095	262,881	246,479

Operating income	37,704	41,837	92,856	99,358
Interest expense, net	632	1,255	1,614	2,094

Income from continuing operations before income taxes	37,072	40,582	91,242	97,264
Income taxes	13,740	15,218	34,216	36,474

Net income from continuing operations	23,332	25,364	57,026	60,790

Loss from discontinued operations, net of income taxes (Note 7)	—	116	—	1,878

Net income	$23,332	$25,248	$57,026	$58,912

Basic earnings per share for Common and Class B common stock (1):
Net income from continuing operations	$.88	$.96	$2.16	$2.31
Net loss from discontinued operations	—	—	—	0.07

Net income	$.88	$.96	$2.16	$2.24

Diluted earnings per share for Common and Class B common stock (1):
Net income from continuing operations	$.84	$.91	$2.06	$2.18
Net loss from discontinued operations	—	—	—	0.07

Net income	$.84	$.90	$2.06	$2.11

Weighted-average Common and Class B common shares and equivalent shares used to calculate earnings per share:
Basic	26,539	26,399	26,428	26,313

Diluted	27,884	27,919	27,735	27,884

(1)	Earnings per Common and Class B common share are calculated on an individual basis and, because of rounding, the summation of earnings from continuing operations and earnings from discontinued operations may not equal the amount calculated for earnings as a whole.

See accompanying notes to condensed consolidated financial statements.

3 of 20

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,773	$9,405
Accounts receivable, net	194,747	178,415
Inventories	313,637	288,149
Other current assets	13,292	11,259

Total current assets	530,449	487,228

Property and equipment, net	25,079	26,904
Goodwill	219,809	217,129
Other assets	15,676	16,908

	$791,013	$748,169

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$281	$275
Accounts payable	91,883	88,596
Accrued expenses and other current liabilities	51,308	40,493

Total current liabilities	143,472	129,364

Long-term obligations:
Borrowings under revolving credit agreement	48,000	54,000
Other long-term obligations, net of current portion	840	1,042

Total long-term obligations	48,840	55,042

Deferred income taxes and other liabilities	17,497	13,806

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.50 par value	15,421	15,256
Class B common stock, $.50 par value	1,910	1,861
Paid-in capital	280,144	267,669
Accumulated other comprehensive loss, net of tax	(604)	(431)
Retained earnings	395,613	375,207
Treasury stock, at cost	(111,280)	(109,605)

Total shareholders’ equity	581,204	549,957

	$791,013	$748,169

See accompanying notes to condensed consolidated financial statements.

4 of 20

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007

(In thousands) (Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$57,026	$58,912
Loss from discontinued operations, net of income taxes	—	1,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,351	4,517
Share-based compensation	4,876	3,895
Excess tax benefits from share-based compensation	(4,515)	(3,409)
Provision for doubtful accounts	1,996	1,202
Gain on sale of available-for-sale securities	—	(1,156)
Other, net	4,359	4,153
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(18,194)	(23,494)
Inventories	(25,570)	4,756
Accounts payable and other liabilities	13,272	(18,308)
Other, net	(1,521)	2,351

Net cash provided by operating activities of continuing operations	37,080	35,297
Net cash provided by operating activities of discontinued operations	—	1,763

Net cash provided by operating activities	37,080	37,060

Cash flows from investing activities:
Capital expenditures	(3,219)	(4,304)
Net proceeds from sale of available-for-sale securities	—	2,720
Proceeds from sale of discontinued operations	—	3,342
Business acquisitions, net of cash acquired	76	(108,144)
Proceeds from sale of property and equipment	182	378

Net cash used in investing activities of continuing operations	(2,961)	(106,008)
Net cash used in investing activities of discontinued operations	—	(38)

Net cash used in investing activities	(2,961)	(106,046)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(36,622)	(25,471)
Net (repayments) proceeds under new revolving credit agreement	(6,000)	95,000
Purchase of treasury stock	(1,675)	—
Net repayments of other long-term obligations	(196)	(425)
Net repayments under prior revolving credit agreement	—	(30,000)
Repayment of long-term notes	—	(10,000)
Payment of new revolving credit agreement costs	—	(470)
Excess tax benefits from share-based compensation	4,515	3,409
Net proceeds from issuances of common stock	5,227	3,763

Net cash (used in) provided by financing activities	(34,751)	35,806

Net decrease in cash and cash equivalents	(632)	(33,180)
Cash and cash equivalents at beginning of period	9,405	33,800

Cash and cash equivalents at end of period	$8,773	$620

See accompanying notes to condensed consolidated financial statements.

5 of 20

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(In thousands, except share and per share data)

(Unaudited)

1.	Basis of Presentation

Basis of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, “Watsco,” which may be referred to as we, us or our) audited consolidated financial statements, and the September 30, 2008 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2007 Annual Report on Form 10-K. All amounts, except share and per share data, are expressed in thousands of dollars.

The results of operations for the quarter and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 requires that non-vested share-based payment awards that contain nonforfeitable rights to dividends be considered participating securities and included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Upon adoption, all prior period earnings per share data presented in financial statements after the effective date shall be adjusted retrospectively to conform to the provisions of this FSP. FSP EITF 03-6-1 is effective for us retroactively in the first quarter ending March 31, 2009. We do not expect the adoption of FSP EITF 03-6-1 to have an impact on our condensed consolidated financial statements.

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

6 of 20

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 was effective for us on January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, which deferred the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our condensed consolidated financial statements (see Note 4). We are currently assessing the potential effect of SFAS No. 157 for our nonfinancial assets and liabilities on our condensed consolidated financial statements.

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

For the basic earnings per share calculation, net income available to shareholders is allocated among our two classes of common stock: Common stock and Class B common stock. The allocation among each class is based upon the two-class method on a one-for-one per share basis. The following table shows how net income is allocated using this method for the quarters and nine months ended September 30, 2008 and 2007:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income available to shareholders	$23,332	$25,248	$57,026	$58,912

Allocation of net income for Basic:
Common stock	$21,197	$23,010	$51,758	$53,637
Class B common stock	2,135	2,238	5,268	5,275

	$23,332	$25,248	$57,026	$58,912

The diluted earnings per share calculation assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the period, so no allocation of earnings to Class B common stock is required.

7 of 20

The following summarizes the weighted-average number of Common and Class B common shares outstanding during the period and is used to calculate earnings per share of Common and Class B common stock including the potentially dilutive impact of stock options and non-vested (restricted) stock, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares for the quarters and nine months ended September 30, 2008 and 2007:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted-average Common and Class B common shares outstanding for basic earnings per share	26,539,169	26,398,662	26,428,452	26,313,035

Weighted-average Common shares outstanding for basic earnings per share	24,097,623	24,042,425	23,986,906	23,956,798
Diluted shares resulting from:
Stock options	578,838	828,407	593,759	876,912
Non-vested (restricted) stock	766,227	692,025	712,434	693,622
Effect of assuming conversion of Class B common shares into Common stock	2,441,546	2,356,237	2,441,546	2,356,237

Shares for diluted earnings per share	27,884,234	27,919,094	27,734,645	27,883,569

Diluted earnings per share excluded 227,859 and 199,957 shares for the quarters ended September 30, 2008 and 2007, respectively, and 251,487 and 177,768 shares for the nine months ended September 30, 2008 and 2007, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. In addition, 40,150 and 340,020 shares for the quarters ended September 30, 2008 and 2007, respectively, and 328,765 and 138,705 shares for the nine months ended September 30, 2008 and 2007, respectively, related to non-vested (restricted) stock were considered anti-dilutive and excluded from the earnings per share calculation.

3.	Derivative Financial Instruments

At September 30, 2008 and December 31, 2007, two interest rate swap agreements were in effect with notional values of $10,000 each, maturing in October 2009 and October 2011. The swap agreement maturing in October 2009 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.04%. The swap agreement maturing in October 2011 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. During the quarter and nine months ended September 30, 2008, both hedging relationships were determined to be highly effective in achieving offsetting cash flows.

We were party to an interest rate swap agreement with a notional amount of $30,000, which matured on October 9, 2007, that was designated as a cash flow hedge and effectively exchanged the variable rate of 90-day LIBOR to a fixed interest rate of 6.25%. During the quarter and nine months ended September 30, 2007, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

The negative fair value of the derivative financial instruments was $529 and $628 at September 30, 2008 and December 31, 2007, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the condensed consolidated balance sheets. At September 30, 2008 and December 31, 2007, $305, net of deferred tax benefits of $183 and $366, net of deferred tax benefits of $219, respectively, was included in accumulated other comprehensive loss (“OCL”) associated with cash flow hedges.

The net change in OCL during the quarters and nine months ended September 30, 2008 and 2007, reflected the reclassification of $83, net of income tax benefit of $49, $40, net of income tax benefit of $24, $200, net of income tax benefit of $120 and $124, net of income tax benefit of $74, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a quarterly basis as interest payments occur. We estimate that approximately $200 in unrealized losses on the derivative instruments accumulated in OCL are expected to be reclassified to earnings during the next twelve months using a current 30-day LIBOR-based average receive rate (3.95% at September 30, 2008).

8 of 20

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated among the appropriate levels within the fair value hierarchy:

Description	Fair Value at September 30, 2008	Fair Value Measurements at September 30, 2008 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$356	$356	—	—

Liabilities:
Derivative financial instruments	$529	—	$529	—

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

9 of 20

5.	Comprehensive Income

Comprehensive income consists of net income and changes in the unrealized (losses) gains on available-for-sale securities and the effective portion of cash flow hedges as further discussed in Note 3. The components of comprehensive income for the quarters and nine months ended September 30, 2008 and 2007, respectively, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$23,332	$25,248	$57,026	$58,912
Changes in unrealized losses on derivative instruments, net of income tax (expense) benefit of $(33), $47, ($37) and $(8), respectively	51	(79)	62	11
Changes in unrealized (losses) gains on available-for-sale securities arising during the period, net of income tax benefit (expense) of $4, $(4), $141 and $(24), respectively	(11)	7	(235)	41
Reclassification adjustment for securities gains realized in net income, net of income tax expense of $0, $27, $0 and $205, respectively	—	(46)	—	(343)

Comprehensive income	$23,372	$25,130	$56,853	$58,621

6.	Shareholders’ Equity

Dividends Declared

Our Board of Directors declared cash dividends on Common and Class B common stock of $0.45 per share, $0.33 per share, $1.30 per share and $0.91 per share for the quarters and nine months ended September 30, 2008 and 2007, respectively. On October 1, 2008, our Board of Directors declared a regular quarterly cash dividend of $0.45 per share of Common and Class B common stock, which was paid on October 31, 2008 to shareholders of record as of October 15, 2008.

Non-Vested (Restricted) Stock Awards

During the quarter ended September 30, 2007, we granted 46,255 shares of non-vested (restricted) stock. No shares of non-vested (restricted) stock were granted during the quarter ended September 30, 2008. During the nine months ended September 30, 2008 and 2007, we granted 45,000 and 91,255 shares of non-vested (restricted) stock, respectively.

Stock Options Exercised

During the quarters and nine months ended September 30, 2008 and 2007, 117,033, 39,250, 593,933 and 243,463, respectively, of stock options were exercised for Common and Class B common stock. Cash received from Common and Class B common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2008 and 2007, was $2,767, $649, $4,703 and $3,163, respectively. During the nine months ended September 30, 2008 and 2007, 261,014 shares of common stock with an aggregate market value of $9,929 and 17,291 shares of common stock with an aggregate market value of $902, respectively, were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. Upon delivery these shares were retired.

Employee Stock Purchase Plan

During the quarters and nine months ended September 30, 2008 and 2007, 3,875, 3,895, 12,913 and 12,202 shares of Common stock were issued under our non-compensatory employee stock purchase plan, respectively, for which we received net proceeds of $172, $200, $524 and $600, respectively.

Stock Repurchased

Our Board of Directors has authorized the repurchase, at management’s discretion, of 7,500,000 shares in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. During the quarter and nine months ended September 30, 2008, repurchases totaled 35,200 shares at a cost of $1,675. In aggregate since the inception of the repurchase plan in 1999, 6,252,250 shares of Common stock and 48,263 shares of Class B common stock were repurchased at a cost of $111,280. The remaining 1,199,487 shares authorized for repurchase are subject to certain restrictions included in our debt agreement. Subsequent to September 30, 2008 through the date of this filing, 70,400 shares were repurchased at a cost of $3,145.

10 of 20

7.	Discontinued Operations

During June 2007, our Board of Directors approved and we executed an agreement to sell the stock of our non-core staffing unit, Dunhill Staffing Systems, Inc. (“Dunhill”). The transaction closed on July 19, 2007. Dunhill represented our “other” segment and consequently, the amounts related to this operation are presented as discontinued operations in our condensed consolidated statements of income and our condensed consolidated statements of cash flows for the quarter and nine months ended September 30, 2007. The divestiture of Dunhill did not have a material impact on our financial condition or results of operations.

Included in discontinued operations as presented in our condensed consolidated statements of income are the following:

	Quarter Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenues	$712	$12,431
Loss from discontinued operations	88	2,908
Income tax benefit	33	1,091
Net loss from discontinued operations	55	1,817
Loss on sale of discontinued operations	61	61

8.	Commitments and Contingencies

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance programs and for one subsidiary health benefit program. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amount of $4,799 and $4,593 at September 30, 2008 and December 31, 2007, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Minimum Royalty Payments

We are obligated under a licensing agreement with Whirlpool Corporation to make minimum annual royalty payments of $1,000 through 2011.

11 of 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 and is the largest independent distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the United States. At September 30, 2008, we operated from 418 locations in 34 states.

Revenues primarily consist of sales of air conditioning, heating and refrigeration equipment and related parts and supplies. Selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions and marketing expenses that tend to be variable in nature and correlate to changes in sales. Other significant selling, general and administrative expenses relate to the operation of warehouse facilities, including a fleet of trucks and forklifts and facility rent, which are mostly payable under non-cancelable operating leases.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed on February 29, 2008. We believe that there have been no significant changes during the quarter and nine months ended September 30, 2008 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Discontinued Operations

During June 2007, our Board of Directors approved and we executed an agreement to sell the stock of our non-core staffing unit, Dunhill Staffing Systems, Inc. (“Dunhill”). The transaction closed on July 19, 2007. The amounts related to this operation are presented as discontinued operations in our condensed consolidated statements of income and our condensed consolidated statements of cash flows for the quarter and nine months ended September 30, 2007. See Note 7 to the condensed consolidated financial statements for further information.

12 of 20

Results of Operations

The following table summarizes information derived from the condensed consolidated statements of income expressed as a percentage of revenues for the quarters and nine months ended September 30, 2008 and 2007:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.3	74.8	73.9	74.6

Gross profit	26.7	25.2	26.1	25.4
Selling, general and administrative expenses	18.8	17.1	19.3	18.1

Operating income	7.9	8.1	6.8	7.3
Interest expense, net	0.1	0.3	0.1	0.2

Income from continuing operations before income taxes	7.8	7.8	6.7	7.1
Income taxes	2.9	2.9	2.5	2.6

Net income from continuing operations	4.9	4.9	4.2	4.5
Loss from discontinued operations, net of income taxes	—	—	—	0.2

Net income	4.9%	4.9%	4.2%	4.3%

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

QUARTER ENDED SEPTEMBER 30, 2008 VS. QUARTER ENDED SEPTEMBER 30, 2007

Revenues for the quarter ended September 30, 2008 decreased $43.4 million, or 8%, compared to the same period in 2007, including a $20.8 million contribution from locations acquired and opened during the last twelve months partially offset by $.5 million from closed locations. On a same-store basis, revenues declined $63.7 million, or 12%, over the same period in 2007 and reflected a 12% decline in sales of HVAC equipment, an 11% decline in sales of other HVAC products and a 10% decline in sales of refrigeration products. Revenues for the quarter ended September 30, 2008 were impacted by lower demand in the replacement market from comparatively cooler summer temperatures in the Southeast and lower sales to the new construction market.

Gross profit for the quarter ended September 30, 2008 decreased $4.3 million, or 3%, compared to the same period in 2007. Gross profit margin for the quarter ended September 30, 2008 improved 150 basis-points to 26.7% versus 25.2% for the same period in 2007. On a same-store basis, gross profit margin for the quarter ended September 30, 2008 improved 160 basis-points to 26.8% versus 25.2% for the same period in 2007. The expansion of gross profit margin is primarily due to increased sales of high-efficiency air conditioning systems, increased margins on non-equipment products and an improved sales mix to the repair and replacement market.

Selling, general and administrative expenses for the quarter ended September 30, 2008 decreased $.1 million compared to the same period in 2007. Selling, general and administrative expenses as a percent of revenues for the quarter ended September 30, 2008 increased to 18.8% from 17.1% for the same period in 2007, primarily as a result of costs associated with new and acquired locations. On a same-store basis, selling, general and administrative expenses were down 4% compared to the quarter ended September 30, 2007, primarily due to ongoing cost savings initiatives implemented in early 2008 and lower revenues.

Net interest expense for the quarter ended September 30, 2008 decreased $.6 million, or 50%, compared to the same period in 2007, primarily due to a 34% decrease in average outstanding borrowings and a lower effective interest rate.

13 of 20

The effective tax rate for the quarter ended September 30, 2008 decreased to 37.1% from 37.5% for the quarter ended September 30, 2007. The decrease is primarily due to realized tax benefits and credits.

Net income from continuing operations for the quarter ended September 30, 2008 decreased $2.0 million, or 8%, compared to the same period in 2007. The decrease in net income from continuing operations was primarily driven by the lower revenues discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2008 VS. NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues for the nine months ended September 30, 2008 increased $5.1 million over the same period in 2007, including a $131.7 million contribution from locations acquired and opened during the last twelve months partially offset by $1.5 million from closed locations. On a same-store basis, revenues declined $125.1 million, or 9%, over the same period in 2007 and reflected a decline of 9% in sales of HVAC equipment, an 11% decline in sales of other HVAC products and a 3% decline in sales of refrigeration products.

Gross profit for the nine months ended September 30, 2008 increased $9.9 million, or 3%, compared to the same period in 2007. Gross profit margin for the nine months ended September 30, 2008 improved 70 basis-points to 26.1% versus 25.4% for the same period in 2007. On a same-store basis, gross profit margin for the nine months ended September 30, 2008 improved 80 basis-points to 26.2% versus 25.4% for the same period in 2007. The expansion of gross profit margin is primarily due to increased sales of high-efficiency air conditioning systems, increased margins on non-equipment products and an improved sales mix to the repair and replacement market.

Selling, general and administrative expenses for the nine months ended September 30, 2008 increased $16.4 million, or 7%, compared to the same period in 2007. Selling, general and administrative expenses as a percent of revenues for the nine months ended September 30, 2008 increased to 19.3% from 18.1% for the same period in 2007, primarily as a result of costs associated with new and acquired locations. On a same-store basis, selling, general and administrative expenses were down 4% compared to the same period in 2007, primarily due to ongoing cost savings initiatives implemented in early 2008.

Net interest expense for the nine months ended September 30, 2008 decreased $.5 million, or 23%, compared to the same period in 2007, primarily due to a 10% decrease in average outstanding borrowings and a lower effective interest rate.

The effective tax rate was 37.5% for the nine months ended September 30, 2008 and 2007.

Net income from continuing operations for the nine months ended September 30, 2008 decreased $3.8 million, or 6%, compared to the same period in 2007. The decrease in net income from continuing operations was primarily driven by the higher levels of selling, general and administrative expenses as a percent of revenues discussed above.

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

14 of 20

Overview

Cash flows provided by operating activities supply us with a significant source of liquidity. Our net cash provided by operating activities from continuing operations was $37.1 million for the nine months ended September 30, 2008 compared to $35.3 million for the same period in 2007. The increase in operating cash flows resulted from the timing of payments for accounts payable and accrued expenses in 2008, partially offset by additional inventory related to new families of equipment that use non-ozone depleting R410a refrigerant.

During the nine months ended September 30, 2008, net cash of $3.0 million was used in investing activities from continuing operations compared to $106.0 million for same period in 2007. The decrease is primarily due to businesses acquired in 2007 for cash consideration of $108.2 million and a $1.1 million decrease in capital expenditures, partially offset by $3.3 million in proceeds from the 2007 sale of Dunhill and $2.7 million in net proceeds from the sale of marketable securities realized in 2007.

Net cash used in financing activities was $34.8 million for the nine months ended September 30, 2008 compared to net cash provided by financing activities of $35.8 million for same period in 2007. The change is primarily due to $71.0 million of additional net borrowings under the revolving credit agreements partially offset by a $10.0 million repayment of long-term notes in 2007, coupled with an $11.2 million increase in dividends paid and $1.7 million in stock repurchases in 2008.

Working capital increased to $387.0 million at September 30, 2008 from $357.9 million at December 31, 2007.

Revolving Credit Agreement

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $300.0 million, which expires in August 2012. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. At September 30, 2008 and December 31, 2007, $48.0 million and $54.0 million, respectively, were outstanding under this revolving credit agreement.

The revolving credit agreement contains customary affirmative and negative covenants including two financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We were in compliance with all covenants and financial ratios at September 30, 2008.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. Repurchases totaled 35,200 shares at a cost of $1.7 million during the nine months ended September 30, 2008. In aggregate, 6.3 million shares of Common stock and Class B common stock have been repurchased at a cost of $111.3 million since the inception of the program. The remaining 1.2 million shares authorized for repurchase are subject to certain restrictions included in our debt agreement. Subsequent to September 30, 2008 through the date of this filing, we repurchased 70,400 shares at a cost of $3.1 million.

Common Stock Dividends

Cash dividends of $1.30 per share and $0.91 per share of Common stock and Class B common stock were paid during the nine months ended September 30, 2008 and 2007, respectively. On October 1, 2008, our Board of Directors declared a regular quarterly cash dividend of $0.45 per share of Common stock and Class B common stock, which was paid on October 31, 2008 to shareholders of record as of October 15, 2008. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

Capital Resources

We believe we have adequate availability of capital from operations and our current credit facility to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of September 30, 2008, we had $8.8 million of cash and cash equivalents and $248.0 million of additional borrowing capacity under the revolving credit agreement to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions

15 of 20

are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe our financial position and earnings history provide a sufficient base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities.

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

Actual results could differ materially from these forward-looking statements as a result of several factors, including:

•	general economic conditions affecting general business spending;

•	consumer spending;

•	consumer debt levels;

•	seasonal nature of product sales;

•	weather conditions;

•	effects of supplier concentration;

•	competitive factors within the HVAC/R industry;

•	insurance coverage risks;

•	prevailing interest rates;

•	and the continued viability of our business strategy.

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on our business or operations. For additional information identifying other important factors which may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Commission filings, including but not limited to, the discussion included in the Business section of our December 31, 2007 Annual Report on Form 10-K under the headings “General Risk Factors” and “Business Risk Factors.” Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

16 of 20

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the Securities and Exchange Commission, we have not yet assessed the internal control over financial reporting of ACR Group, Inc. (“ACR”), acquired on August 9, 2007, which represents approximately 18% of our total consolidated assets at September 30, 2008 and approximately 12% of revenues for the nine months ended September 30, 2008. From the acquisition date to September 30, 2008, the processes and systems of ACR were discreet and did not impact internal controls over financial reporting for our other consolidated subsidiaries.

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

In connection with the information set forth in this Form 10-Q, the risk factors discussed in Part I, Item 1A, of our 2007 Annual Report on Form 10-K should be considered. The risks described in our 2007 Annual Report on Form 10-K and Forms 10-Q for 2008 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations. Additionally, we are subject to the risk set forth below:

Disruptions in the Capital and Credit Markets

If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the capital and credit markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow funds, if needed, for working capital, acquisitions, dividend payments, capital expenditures and other corporate purposes.

17 of 20

Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our products and increased incidence of customers’ inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur bad debt expense at levels higher than historically experienced. Also, our suppliers may potentially be impacted causing disruption or delay of product availability. These events would adversely impact our results of operations, cash flows and financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information for the quarter ended September 30, 2008 with respect to any purchase made by or on behalf of Watsco or any affiliated purchaser of shares of any class of Watsco equity securities:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (at end of period)(1)
July 1 – 31, 2008	—	—	—	1,234,687

August 1 – 31, 2008	—	—	—	1,234,687

September 1 – 30, 2008	35,200	$47.57	35,200	1,199,487

Total	35,200	$47.57	35,200	1,199,487

(1)	Our Board of Directors has authorized the repurchase (originally adopted in September 1999), at management’s discretion, of 7.5 million shares of common stock to be repurchased in the open market or via private transactions. Through September 30, 2008, 6.3 million shares of Common and Class B common stock have been repurchased at a cost of $111.3 million since the inception of the program. The remaining 1.2 million shares authorized for repurchase are subject to certain restrictions included in our debt agreement.

Dividends

Cash dividends of $0.45 per share, $0.33 per share, $1.30 per share and $0.91 per share of Common stock and Class B common stock were paid during the quarters and nine months ended September 30, 2008 and 2007, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

Item 3.	Defaults upon Senior Securities

None

18 of 20

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. #

Note to exhibits:

#	Submitted electronically herewith.

19 of 20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

November 6, 2008

20 of 20

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.