Form 10-K
period 2008-12-31
WATSCO INC
filed 2009-02-27
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,015 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number all executive officers and directors of the registrant as of June 30, 2008 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares of common stock outstanding as of February 24, 2009 was 24,566,631 shares of Common stock, excluding treasury shares of 6,322,650, and 3,923,511 shares of Class B common stock, excluding treasury shares of 48,263.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 2008, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Index to Annual Report

on Form 10-K

Year Ended December 31, 2008

PART I

ITEM 1.	BUSINESS

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco”, which may be referred to as we, us or our) was incorporated in 1956 and is the largest independent distributor of air conditioning, heating, and refrigeration equipment and related parts and supplies (“HVAC/R”) in the United States. At December 31, 2008 we operated from 417 locations in 34 states serving over 40,000 contractors and dealers who service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64 million in 1989 to $1.7 billion in 2008 via a strategy of acquiring companies with established market positions and subsequently building revenue and profit through a combination of adding locations, products, services and other initiatives.

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

Based on data published by the Air Conditioning, Heating and Refrigeration Institute (“AHRI”) and other available data, we estimate the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the United States is approximately $26 billion. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Corporation (“Carrier”), a subsidiary of United Technologies Corporation, Goodman Manufacturing Company, L.P. (“Goodman”), a subsidiary of Goodman Global, Inc., Rheem Manufacturing Company (“Rheem”), Trane Inc. (“Trane”), a subsidiary of Ingersoll-Rand Company Limited, York International Corporation (“York”), a subsidiary of Johnson Controls, Inc., Lennox International, Inc. (“Lennox”) and Nordyne Corporation (“Nordyne”), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for the consumer and other end-users.

Residential central air conditioning and heating equipment is sold to both the replacement and the new construction markets. The replacement side of the market has increased in size relative to the total market over the past several years as a result of the aging of the installed base of residential central air conditioners and furnaces, the introduction of new higher energy efficient models, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products and the consumers’ overall unwillingness to live without air conditioning or heating products. According to industry data published by the AHRI, over 120 million central air conditioning units and furnaces have been installed in the United States in the past 20 years. Many of these installed units have reached the end of their useful lives, thus providing a growing and stable replacement market. The mechanical life of central air conditioning and furnaces varies by geographical region due to usage and is estimated to range from 8 to 20 years.

We also sell products to the refrigeration market. Such products include condensing units, compressors, evaporators, valves, refrigerant, walk-in coolers and ice machines for industrial and commercial applications. We distribute products manufactured by Copeland Compressor Corporation, a subsidiary of Emerson Electric Co. (“Emerson”), E. I. Du Pont De Nemours and Company (“DuPont”), Mueller Industries, Inc., Lennox and The Manitowoc Company, Inc. (“Manitowoc”).

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

Strategy in Existing Markets

Our strategy for growth in existing markets focuses on customer service and product expansion to satisfy the needs of the higher growth, higher margin replacement market, where customers generally demand immediate, convenient and reliable service. In response to this need, our focus is to (i) offer a broad range of product lines, including the necessary equipment, parts and supplies to enable a contractor to install or repair a central air conditioner, furnace or refrigeration system, (ii) maintain a strong density of warehouse locations for increased customer convenience, (iii) maintain well-stocked inventories to ensure that customer orders are filled in a timely manner, (iv) provide a high degree of technical expertise at the point of sale and (v) develop and implement technology to further enhance customer service capabilities. We believe these concepts provide a competitive advantage over smaller, less-capitalized competitors who are unable to commit resources to open and maintain additional locations, implement technological business solutions, provide the same range of products, maintain the same inventory levels or attract the wide range of expertise that is required to support a diverse product offering. In some geographic areas we believe we have a competitive advantage over factory-operated distributor networks who typically do not maintain as diversified inventories of parts and supplies and whose fewer number of warehouse locations make it more difficult to meet the time-sensitive demands of the replacement market.

In addition to the replacement market, we sell to the new construction market, including both traditional site-built homes and manufactured housing. We believe our reputation for reliable, high-quality service and relationships with contractors, who may serve both the replacement and new construction markets, allow us to compete effectively in these markets.

Acquisition Strategy

Our acquisition strategy is focused on acquiring businesses that complement our current presence in existing markets or establish a presence in new markets. Since 1989, we have acquired 53 HVAC/R distribution businesses, three of which currently operate as primary operating subsidiaries. The other smaller distributors acquired have been integrated into or are under the management of the primary operating subsidiaries. We continue to pursue additional strategic acquisitions to allow further penetration in existing markets and expand into new geographic markets.

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

Technology

Our technology initiatives include: (i) implementation of effective point-of-sale systems that allow timely and effective customer service, including up-to-date pricing, credit checks, credit card processing and inventory availability, (ii) enabling connectivity with our suppliers and by our customers to the relevant components of our subsidiaries’ business software and (iii) developing our website, ACDoctor.com, that educates consumers about energy efficient HVAC solutions, financial incentives related to the installation of energy efficient systems and connecting them with high quality contractors.

DESCRIPTION OF BUSINESS

Products

We sell an expansive line of products and maintain a diverse mix of inventory to meet our customers’ immediate needs and seek to provide products a contractor would generally require when installing or repairing a central air conditioner, furnace or refrigeration system on short notice. The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space. The products we distribute consist of: (i) equipment, including residential central air conditioners ranging from 1- 1/2 to 5 tons, light commercial air conditioners ranging up to 20 tons, gas, electric and oil furnaces ranging from 50,000 to 150,000 BTUs, commercial air conditioning and heating equipment and systems ranging from 5 to 25 tons, and other specialized equipment, (ii) parts, including replacement compressors, evaporator coils, motors and other component parts and (iii) supplies, including thermostats, insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives and other ancillary supplies.

Sales of HVAC equipment accounted for 44% and 45% of our revenues for the years ended December 31, 2008 and 2007, respectively. Sales of other HVAC products (currently sourced from over 600 vendors) comprised 43% and 44% of our revenues for the years ended December 31, 2008 and 2007, respectively. Sales of commercial refrigeration products accounted for 13% and 11% of our revenues for the years ended December 31, 2008 and 2007, respectively.

Distribution and Sales

At December 31, 2008, we operated from 417 locations, a vast majority of which are located in regions that we believe have favorable demographic trends. We maintain large inventories at each warehouse location, which is accomplished by transporting inventory between locations daily and either directly delivering products to customers using one of our 714 trucks or by making products available for pick-up at the location nearest to the customer. Watsco has approximately 450 commissioned salespeople, averaging 11 years or more of experience in the HVAC/R distribution industry.

Markets

The table below identifies the number of locations by state as of December 31, 2008:

Florida	83
Texas	76
California	41
Georgia	38
North Carolina	27
South Carolina	23
Tennessee	19
Louisiana	15
Mississippi	11
Virginia	11
Alabama	9
Arizona	8
Missouri	8
Kansas	6
Massachusetts	6
Arkansas	5
Colorado	3
Oklahoma	3
Iowa	2
Kentucky	2
Maine	2
Nebraska	2
Nevada	2
New Hampshire	2
New Mexico	2
New York	2
South Dakota	2
Connecticut	1
Illinois	1
Maryland	1
New Jersey	1
North Dakota	1
Rhode Island	1
Vermont	1

TOTAL	417

Customers and Customer Service

We currently serve over 40,000 contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems. No single customer in 2008, 2007 or 2006 represented more than 1% of consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through e-commerce, which allows customers to access information on-line 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. We believe we compete successfully with other distributors primarily on the basis of an experienced sales organization, strong service support, high quality reputation and broad product lines.

Key Suppliers

Significant relationships are maintained with Rheem, Carrier, Nordyne, Goodman, Trane, Emerson, Manitowoc, DuPont and Lennox, each a leading manufacturer of HVAC/R products in the United States. Each manufacturer has a well-established reputation of producing high-quality, competitively priced products. The manufacturers’ current product offerings, quality, serviceability and brand-name recognition allow us to operate favorably relative to our competitors. To maintain brand-name recognition, the manufacturers of air conditioning and heating equipment provide national advertising and participate with us in cooperative advertising programs and promotional incentives that are targeted to both contractors and end-users. We estimate that the replacement market for air conditioning products currently accounts for approximately 80% of industry sales in the United States and is expected to increase as units installed in the past 20 years wear out and get replaced or updated to more energy-efficient models as well as the significant decline in sales to the new construction market.

Approximately 48%, 48% and 47% of purchases in 2008, 2007 and 2006, respectively, were made from the seven key HVAC/R equipment suppliers. The largest supplier accounted for 16%, 17% and 17% of all purchases made in each of the years ended 2008, 2007 and 2006, respectively. A significant interruption in the delivery of these products could impair our ability to continue to maintain current inventory levels and could adversely affect our financial results. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. See “Business Risk Factors” in Item 1A. We believe that sales of other complementary equipment products and continued emphasis to expand sales of parts and supplies are mitigating factors against such risks.

Distribution Agreements

Distribution agreements have been executed with several of our key suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment.

Seasonality

Sales of residential central air conditioners, heating equipment and parts and supplies have historically been seasonal. See “Business Risk Factors” in Item 1A.

Competition

We operate in highly competitive environments. See “Business Risk Factors” in Item 1A.

Employees

There were approximately 3,100 employees as of December 31, 2008, substantially all of which are non-union employees. Most of these employees are employed on a full-time basis, and relations with employees are good.

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

Business Risk Factors

Continuing Decline in Economic Conditions

The global and U.S. economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. We rely on the capital markets as well as the credit markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Long-term disruptions in the capital and credit market, similar to those that have been experienced during 2008 and are currently being experienced in 2009, could result from uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions and could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include reducing or eliminating dividend payments, deferring capital expenditures and reducing or eliminating discretionary uses of cash.

The decline in economic conditions could have an adverse effect on our business. Continued capital and credit market disruptions could cause broader economic downturns, which may lead to lower demand for our products and increased incidence of customers’ inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur bad debt expense at levels higher than historically experienced. Also, our suppliers may potentially be impacted causing disruption or delay of product availability. These events would adversely impact our results of operations, cash flows and financial position. Additionally, if financial institutions that have extended credit commitments to us are adversely affected by the conditions of the capital and credit markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow funds, if needed, for working capital, acquisitions, capital expenditures and other corporate purposes.

Supplier Concentration

We maintain distribution agreements with our key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment. Purchases from the seven key equipment suppliers comprised 48% of all purchases made in 2008, with the largest supplier accounting for 16% of all purchases. Any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. Future results of operations are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards.

Risks Inherent in Acquisitions

As part of our strategy, we intend to pursue additional acquisitions of complementary businesses. If we complete future acquisitions, we may be required to incur or assume additional debt and/or issue additional shares of our common stock as consideration, which will dilute our existing stockholders’ ownership interest and may affect our results of operations. Growth through acquisitions involves a number of risks, including the following:

•	the ability to identify and consummate complementary acquisition candidates;

•	the successful operation and/or integration of acquired companies in an effective manner;

•	diversion of management’s attention from other daily functions;

•	issuance by us of equity securities that would dilute ownership of our existing stockholders;

•	incurrence and/or assumption of significant debt and contingent liabilities; and

•	possible loss of key employees and/or customer relationships of the acquired companies.

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

General Risk Factors

Goodwill and Intangibles

At December 31, 2008, goodwill and intangibles represented approximately 32% of total assets. Goodwill and indefinite life intangibles are no longer amortized and are subject to impairment testing at least annually using a fair value based approach. The identification and measurement of impairment involves the estimation of the fair value of the reporting unit. Accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of the reporting unit are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in the industry, the continued declining economic environment or market conditions.

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

Control by Existing Shareholder

As of December 31, 2008, Albert H. Nahmad, our Chairman and Chief Executive Officer, and a limited partnership controlled by him, collectively had beneficial ownership of approximately 58% of the combined voting power of the outstanding Common stock and Class B common stock. Based on Mr. Nahmad’s stock ownership and the stock ownership of the limited partnership controlled by him, Mr. Nahmad has the voting power to elect all but three members of the nine-person Board of Directors and to control most corporate actions requiring shareholder approval.

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

Actual results could differ materially from these forward-looking statements as a result of several factors, including:

•	general economic conditions;

•	effects of supplier concentration;

•	competitive factors within the HVAC/R industry;

•	consumer spending;

•	consumer debt levels;

•	new housing starts and completions;

•	capital spending in the commercial construction market;

•	access to liquidity needed for operations;

•	seasonal nature of product sales;

•	weather conditions;

•	insurance coverage risks;

•	prevailing interest rates; and

•	the continued viability of our business strategy.

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences or effects on Watsco or its business or operations. A discussion of certain of these risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in our Annual Report to Shareholders for the fiscal year ended December 31, 2008 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section has been incorporated in the Form 10-K by reference. Forward-looking statements speak only as of the date the statement was made. Watsco assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main properties include warehousing and distribution facilities, trucks and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2008, we operated 417 warehousing and distribution facilities across 34 states in the United States having approximately 9.1 million square feet of space in the aggregate of which approximately 8.7 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are generally sufficient to meet our present operating needs.

Trucks

At December 31, 2008, we operated 714 ground transport vehicles, including delivery and pick-up trucks, vans and tractors. Of this number, 471 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.

Administrative Facility

Senior management and a functional support staff are located at our corporate headquarters in Coconut Grove, Florida in approximately 6,000 square feet of owned space.

Capital Expenditures

During 2008, our capital expenditures were $4.0 million.

ITEM 3.	LEGAL PROCEEDINGS

In November 2007, one of our subsidiaries was named in a complaint filed in the Circuit Court of the Seventh Judicial Circuit, in and for, Volusia County, Florida, brought by CODISCO, Inc. and CODISCO International, Inc. (“CODISCO”), an existing landlord of facilities leased by our subsidiary. CODISCO alleged that eleven former and existing leased premises were not properly maintained and that our subsidiary failed to perform the necessary repairs breaching the lease agreements. During January 2009, an Order of Joint Stipulation for Voluntary Dismissal with Prejudice regarding this complaint was granted.

We are involved in other litigation incidental to the operation of our business. We vigorously defend all matters in which we or our subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect us. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, we do not believe the ultimate liability associated with any known claims or litigation will have a material impact to our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Page 43 of the 2008 Annual Report contains “Information on Common Stock,” which identifies the market on which our common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 2008 and 2007, and is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative five-year total return attained by shareholders on our Common stock and Class B common stock relative to the cumulative total returns of the AMEX Composite index, the S&P SmallCap 600 index and a customized peer group of companies, which are: Beacon Roofing Supply, Inc., Interline Brands, Inc., Lennox International Inc., Pool Corp and WESCO International, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on 12/31/03 and its relative performance is tracked through 12/31/08.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Watsco, Inc., the AMEX Composite Index, the S&P SmallCap 600 Index and

a Peer Group

	12/03	12/04	12/05	12/06	12/07	12/08
Watsco, Inc.	100.00	157.14	270.78	217.14	173.85	189.41
Watsco, Inc. Class B	100.00	152.15	268.41	215.57	170.19	187.23
AMEX Composite	100.00	124.13	155.00	184.30	217.52	132.72
S&P SmallCap 600	100.00	122.65	132.07	152.04	151.58	104.48
Peer Group	100.00	165.34	221.42	253.08	205.27	152.99

* The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information for the quarter ended December 31, 2008 with respect to any purchase made by or on behalf of Watsco or any affiliated purchaser of shares of any class of Watsco equity securities:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (at end of period)(1)
October 1 – 31, 2008	70,400	$44.66	70,400	1,129,087

November 1 – 30, 2008	—	—	—

December 1 – 31, 2008	—	—	—

Total	70,400	$44.66	70,400	1,129,087

(1)	Our Board of Directors has authorized the repurchase (originally adopted in September 1999), at management’s discretion, of 7.5 million shares of common stock to be repurchased in the open market or via private transactions. Through December 31, 2008, 6.4 million shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. The remaining 1.1 million shares authorized for repurchase are subject to certain restrictions included in our debt agreement.

Recent Sales of Unregistered Securities

No sales of unregistered securities were made during the fourth quarter of the year ended December 31, 2008.

Dividends

Cash dividends of $1.75 per share, $1.31 per share and $0.95 per share of Common stock and Class B common stock were paid in 2008, 2007 and 2006, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Page 44 of the 2008 Annual Report contains “Selected Consolidated Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 10 through 17 of the 2008 Annual Report contain “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Page 16 of the 2008 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 21 through 41 of the 2008 Annual Report contain the 2008 and 2007 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2008, 2007 and 2006, together with the report thereon of Grant Thornton LLP dated February 27, 2009, and is incorporated herein by reference.

Page 42 of the 2008 Annual Report contains “Selected Quarterly Financial Data” for 2008 and 2007 and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, Senior Vice President and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer, Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Pages 18 and 19 of the 2008 Annual Report contain “Management’s Report on Internal Control over Financial Reporting” and the report thereon of Grant Thornton LLP dated February 27, 2009, and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(3)	Exhibits: The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

3.1	Watsco’s Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

3.2	Watsco’s Bylaws (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1985 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.1	Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.23 to the Registration Statement on Form S-8 (333-82011) and incorporated herein by reference). +

10.2	Watsco, Inc. Amended and Restated Profit Sharing Retirement Plan and Trust Agreement dated October 21, 1994 (filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference). +

10.3	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference). +*

10.4	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). +*

10.5	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). +*

10.6	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). +*

10.7	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference). +*

10.8	Revolving Credit Agreement dated as of December 10, 2004 among Watsco, Inc., as borrower, the Lenders from Time to Time Party and SunTrust Bank as administrative agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on December 16, 2004 and incorporated herein by reference).

10.9	Second Amended and Restated $125 million Private Shelf Agreement dated as of December 10, 2004 by and among Watsco, Inc. and the Prudential Insurance Company of America (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.10	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005 and incorporated herein by reference). +*

10.11	Amendment No. 1 to Revolving Credit Agreement dated as of December 1, 2005 among Watsco, Inc., as borrower, the Lenders from Time to Time Party and SunTrust Bank as administrative agent (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.12	Amendment to the Watsco, Inc. Profit Sharing Retirement Plan and Trust dated January 1, 2006 (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). +

10.13	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). +*

10.14	Watsco, Inc. 2001 Incentive Compensation Plan (filed as Exhibit I to the Definitive Proxy Statement for the year ended December 31, 2005 and incorporated herein by reference). +

10.15	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). +*

10.16	Third Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated February 27, 2007 (filed as Exhibit 1 to the Definitive Proxy Statement for the year ended December 31, 2006 and incorporated herein by reference). +

10.17	Revolving Credit Agreement, dated as of August 3, 2007, by and among Watsco, Inc., as Borrower, the Lenders From Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on August 6, 2007 and incorporated herein by reference).

10.18	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference). +*

10.19	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. #+*

13	2008 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2008 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

14.1	Watsco, Inc. Employee Code of Business Ethics and Conduct (filed as Appendix C to the Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2002).

14.2	Watsco, Inc. Code of Conduct for Senior Executives (filed as Appendix D to the Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2002).

21	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

Note to Exhibits:

#	Submitted electronically herewith
+	Compensation plan or arrangement
*	Management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 27, 2009	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, President

February 27, 2009	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ALBERT H. NAHMAD	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 27, 2009
Albert H. Nahmad

/S/ BARRY S. LOGAN	Senior Vice President	February 27, 2009
Barry S. Logan

/S/ ANA M. MENENDEZ	Chief Financial Officer (principal accounting officer and principal financial officer)	February 27, 2009
Ana M. Menendez

/S/ CESAR L. ALVAREZ	Director	February 27, 2009
Cesar L. Alvarez

/S/ ROBERT L. BERNER III	Director	February 27, 2009
Robert L. Berner III

/S/ DENISE DICKINS	Director	February 27, 2009
Denise Dickins

/S/ FREDERICK H. JOSEPH	Director	February 27, 2009
Frederick H. Joseph

/S/ PAUL F. MANLEY	Director	February 27, 2009
Paul F. Manley

/S/ BOB L. MOSS	Director	February 27, 2009
Bob L. Moss

/S/ GEORGE P. SAPE	Director	February 27, 2009
George P. Sape

/S/ GARY L. TAPELLA	Director	February 27, 2009
Gary L. Tapella

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Watsco, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Watsco, Inc. and subsidiaries (the “Company”) referred to in our report dated February 27, 2009, which is included in the 2008 Annual Report of Watsco, Inc. and incorporated by reference in Item 15 (1) of this Form 10-K. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule when considered in relation to the consolidated basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Miami, Florida

February 27, 2009

S-1

WATSCO, INC. AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

Allowance for Doubtful Accounts:

BALANCE, December 31, 2005	$2,844
Additions charged to costs and expenses	3,484
Write-offs, net	(3,252)

BALANCE, December 31, 2006	3,076
Additions charged to costs and expenses	3,086
Write-offs, net	(1,019)

BALANCE, December 31, 2007	5,143
Additions charged to costs and expenses	3,816
Write-offs, net	(5,018)

BALANCE, December 31, 2008	$3,941

S-2

Exhibit Index

Exhibit Number	Description
10.19	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

13	2008 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2008 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.