Form 10-K/A
period 2008-12-31
WATSCO INC
filed 2009-04-30
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form l0-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,015 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number all executive officers and directors of the registrant as of June 30, 2008 are considered to be affiliates of the registrant. This number is provided only for the purposes of this Amendment No. 1 on Form 10-K/A and does not represent an admission by either the registrant or any such person as to the status of such person.

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

WATSCO, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Watsco, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original 10-K”), which was filed on February 27, 2009. This Amendment No. 1 on Form 10-K/A is being filed to amend and restate in its entirety Part III of the Original 10-K.

Except as specifically set forth in this Amendment No. 1 on Form 10-K/A, the financial results and other information reported in the Original 10-K remain unchanged; furthermore, nothing contained in the Amendment No. 1 reflects events occurring after the date on which we filed the Original 10-K. As used in this Amendment No. 1 on Form 10-K/A, the terms “Company,” “Watsco,” “we,” “us” and “our” refer to Watsco, Inc. and its subsidiaries.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT AND THE BOARD OF DIRECTORS

The following table sets forth the names, ages and positions of our named executive officers (“NEO”s) and directors.

Name	Age	Position with the Company
Albert H. Nahmad	68	Chairman of the Board and President
Barry S. Logan	46	Senior Vice President and Secretary
Paul W. Johnston	56	Vice President
Ana M. Menendez	44	Chief Financial Officer and Treasurer
Stephen R. Combs	65	President, Gemaire Distributors, LLC
Cesar L. Alvarez	61	Director
Robert L. Berner III	47	Director
Denise Dickins	47	Director
Frederick H. Joseph	71	Director
Paul F. Manley	72	Director
Bob L. Moss	61	Director
George P. Sape	64	Director
Gary L. Tapella	65	Director

Albert H. Nahmad has served as our Chairman of the Board and President since December 1973. Mr. Nahmad is the general partner of Alna Capital Associates, LP, a New York limited partnership, which is a shareholder of the Company.

Barry S. Logan has served as our Senior Vice President since November 2003 and as Secretary since 1997. Mr. Logan served as Vice President – Finance and Chief Financial Officer from 1997 to October 2003, as Treasurer from 1996 to 1998 and in other capacities beginning in 1992. Mr. Logan is a certified public accountant.

Paul W. Johnston has served as our Vice President since March 2008 and as Head of Business Development since 2002. From 1984 to 2002, Mr. Johnston served in various strategy and marketing positions, including Vice President of Distribution for United Technologies’ Carrier subsidiary.

Ana M. Menendez has served as our Chief Financial Officer since November 2003, as Treasurer since 1998 and as Assistant Secretary since 1999. Ms. Menendez is a certified public accountant.

Stephen R. Combs has served as President of Gemaire Distributors, LLC, a Watsco subsidiary, since 2000. He also served as Vice President of Sales and Marketing from 1993 to 1999. Prior to 1993 he held various positions within the air conditioning, heating and refrigeration industry.

Cesar L. Alvarez has been a director since 1997. Mr. Alvarez has served as the Chief Executive Officer of the international law firm of Greenberg Traurig, LLP (“Greenberg”) since 1997. Prior to that time, Mr. Alvarez practiced law at Greenberg for over 20 years. Mr. Alvarez also serves as the Chairman of the Board of Directors of MEDNAX, Inc.

Robert L. Berner III has been a director since 2007. Mr. Berner has been a Partner at CVC Capital Partners, an independent investment and advisory company dedicated to private equity, since 2007. Mr. Berner served previously as Managing Director of Ripplewood Holdings LLC where he oversaw investments in a number of industries from 2001 to 2007. Prior to that, he was with Morgan Stanley for over 10 years where he held various positions in the investment banking division. Mr. Berner currently serves on the Board of Directors of a number of private companies and charitable organizations.

Denise Dickins has been a director since 2007. Dr. Dickins has been an Assistant Professor of Accounting and Auditing for East Carolina University since 2006. She was also an instructor of various accounting courses at Florida Atlantic University from 2002 to 2006. Prior to that, she was with Arthur Andersen LLP where she served in different capacities from 1983 to 2002, including Partner in Charge of the South Florida Audit Division. Dr. Dickins is a certified public accountant and certified internal auditor. She currently serves on the Board of Directors and the Audit Committee of TradeStation Group, Inc.

Frederick H. Joseph has been a director since 2003. Mr. Joseph has been a Managing Director of Morgan Joseph & Co. Inc., an investment banking firm, since 2001. From 1998 to 2001, Mr. Joseph served as Senior Advisor and Managing Director of ING Barings LLC, an investment banking firm. Mr. Joseph serves as a director of American Biltrite Inc. Mr. Joseph is subject to a 1993 consent decree with the Securities and Exchange Commission (“SEC”) that bars him from being chairperson, chief executive officer or president of any broker, dealer, municipal securities dealer, investment advisor or investment company.

Paul F. Manley has been a director since 1984. Mr. Manley has been retired since serving as Executive Director of the law firm of Holland & Knight from 1987 to 1991. From 1982 to 1987, Mr. Manley served as Vice President of Planning at Sensormatic Electronics Corporation. Prior to 1982, Mr. Manley served as the Managing Partner of the Miami office of Arthur Young & Company.

Bob L. Moss has been a director since 1992. Mr. Moss is President of Moss & Associates LLC., which is one of Florida’s largest construction companies and one of the top 100 contracting companies in the nation. Mr. Moss previously served as Chairman of the Board and Chief Executive Officer of Centex Construction Group from 2000 to 2002, the largest domestic general building contractor in the nation.

George P. Sape has been a director since 2003. Mr. Sape has been the Managing Partner of Epstein Becker and Green, P.C., a New York-based law firm, since 1986. Mr. Sape previously served as Vice President and General Counsel for Organizations Resources Counselors, Inc., a consulting services provider to a number of Fortune 500 companies and has served as counsel or as an advisor to various congressional committees related to labor, education and public welfare. Mr. Sape also serves on the Board of the University of Colorado School of Business.

Gary L. Tapella has been a director since 2006. Mr. Tapella has been an Independent Consultant with Ripplewood Holdings, LLC, since 2009 and was an Industrial Partner since 2005. From 1991 to 2005, Mr. Tapella served as the Chief Executive Officer and President of Rheem Manufacturing Company (“Rheem”). He was also Rheem’s Chairman of the Board from 2002 to 2005. Mr. Tapella has served in various other capacities, including Chief Operating Officer and Vice President—International, during his 36 years at Rheem. Mr. Tapella is the former Chairman of the Air Conditioning, Heating and Refrigeration Institute and the Gas Appliance Manufacturers Association.

BOARD OF DIRECTORS’ MEETINGS, COMMITTEES OF THE BOARD AND RELATED MATTERS

During the year ended December 31, 2008, our Board of Directors took action by unanimous written consent four times and held five meetings. During 2008, no incumbent director attended fewer than 60% of the aggregate of (i) the number of meetings of the Board of Directors held during the period he/she served on the Board and (ii) the number of meetings of committees of the Board of Directors held during the period he/she served on these committees. Our Corporate Governance Guidelines provide that all directors should make every effort to attend our shareholder meetings. In 2008, eight of our incumbent directors attended the annual shareholders’ meeting.

The Board of Directors has established three standing committees: (1) the Audit Committee, (2) the Compensation Committee and (3) the Nominating & Strategy Committee.

Audit Committee

During 2008, Messrs. Manley and Sape and Dr. Dickins were the members of the Audit Committee. All Audit Committee members are independent as required by applicable listing standards of the New York Stock Exchange (“NYSE”), American Stock Exchange (“AMEX”), Sarbanes-Oxley Act of 2002 and applicable SEC rules. The Audit Committee held five meetings during 2008. All Audit Committee members possess the required level of financial literacy as defined in the Audit Committee charter and Mr. Manley, Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by applicable SEC rules and regulations and meets the current standard of requisite financial management expertise as required by the NYSE, AMEX and applicable SEC rules and regulations.

The Audit Committee’s functions include overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualifications of our independent registered public accounting firm, and the performance of our internal audit function and controls regarding finance, accounting, legal compliance and ethics that management and our Board of Directors have established. In this oversight capacity, the Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by our internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls, as required by section 404 of the Sarbanes-Oxley Act of 2002. The Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm.

The Audit Committee operates under a formal charter that governs its duties and conduct. The charter is reviewed annually by the Audit Committee and any changes to the charter are approved by the Board of Directors. A copy of the charter is available on our website at www.watsco.com, under the caption “Committees” within the Governance section. The charter is also available in print to any shareholder who requests it in writing to our Investor Relations department at Watsco, Inc., Investor Relations, 2665 South Bayshore Drive, Suite 901, Coconut Grove, FL 33133.

Grant Thornton LLP, our independent registered public accounting firm, reports directly to the Audit Committee.

The Audit Committee has adopted procedures for dealing with reported violations of our Employee Code of Business Ethics and Conduct and Code of Conduct for Senior Executives to enable confidential and anonymous reporting of improper activities directly to the Audit Committee. See “Employee Code of Business Ethics and Conduct” section for further information.

Please refer to Item 14, Principal Accounting Fees and Services, for a further description of our Audit Committee’s responsibilities.

Compensation Committee

During 2008, the members of the Compensation Committee were Messrs. Manley and Moss, which held four meetings. The Compensation Committee reviews and determines the compensation of our executive officers and reads and approves the Compensation Discussion and Analysis. It also administers with respect to our executive officers our 2001 Incentive Compensation Plan (“2001 Plan”) and Employee Stock Purchase Plan. Please refer to the Report of the Compensation Committee and Compensation Discussion and Analysis in Item 11, Executive Compensation, for a further description of our Compensation Committee’s responsibilities and its compensation philosophy and a description of considerations underlying each component of compensation paid to our NEOs for 2008.

The Compensation Committee operates under a formal charter that governs its duties and conduct. The charter is reviewed annually by the Compensation Committee and any changes to the charter are approved by the Board of Directors. A copy of the charter is available on our website at www.watsco.com, under the caption “Committees” within the Governance section. The charter is also available in print to any shareholder who requests it in writing to our Investor Relations department at Watsco, Inc., Investor Relations, 2665 South Bayshore Drive, Suite 901, Coconut Grove, FL 33133.

Nominating & Strategy Committee

During 2008, Messrs. Alvarez, Berner, Nahmad and Tapella were the members of the Nominating & Strategy Committee. Mr. Berner was appointed to this committee effective May 30, 2008. We have elected to apply the exemption related to a controlled company provided by the NYSE and the AMEX which allows a company that has more than 50% of the voting power held by an individual (Mr. Nahmad has a combined voting power of 55.7% as of April 9, 2009) to be exempted from complying with rules requiring that only independent directors comprise our Nominating & Strategy Committee or adopt a charter. The Nominating & Strategy Committee is responsible for (a) establishing procedures for the selection and retention of members of the Board of Directors, (b) evaluating Board nominees and members and (c) recommending nominees. Shareholders may also make recommendations for director nominations by sending a letter to the Nominating & Strategy Committee, or may make a nomination by complying with the notice procedures set forth in our Bylaws and in accordance with SEC rules and regulations concerning shareholder proposals.

When identifying, evaluating and considering potential candidates for membership on our Board, including those who might be recommended or nominated by shareholders, the Nominating & Strategy Committee considers relevant educational, business and industry experience and demonstrated character and judgment. Further information related to the Nominating & Strategy Committee is included in our Corporate Governance Guidelines.

The Nominating & Strategy Committee met at various times during 2008.

The Board of Directors has adopted independence guidelines for non-management directors to serve on the Board of Directors. Each non-management director and director nominee satisfies the standards adopted. In determining that Mr. Alvarez was independent under applicable NYSE and AMEX rules, the Board of Directors considered the legal services provided to us by Greenberg, a law firm for which Mr. Alvarez serves as Chief Executive Officer. See “Certain Relationships and Related Person Transactions” section of Item 13. Our independence guidelines are included in the Corporate Governance Guidelines which are available on our website www.watsco.com, within the Governance section.

The Board of Directors has designated either Messrs. Manley or Alvarez (on an alternating basis) as the “presiding director” as that term is defined in Section 303A.03 of the NYSE Listed Company Manual and Section 121A of the AMEX Company Guide. Shareholders or other interested parties wishing to communicate with our board of directors can call 800-4-WATSCO in the United States and request to leave a message for the presiding director. You may also contact the presiding director by e-mail at presidingdirector@watsco.com or by going to our website at www.watsco.com, under the caption “Governance—Presiding Director.” Regardless of the method you use, the presiding director will be able to view your unedited message. The presiding director will determine whether to relay your message to other members of the board.

We pay each director who is not an employee a $1,000 fee for each meeting of the Board of Directors attended and reimburse directors for their expenses in connection with their activities as directors. We do not pay a fee for telephonic meetings. The Nominating & Strategy Committee reviews directors’ remuneration and recommends any changes of remuneration to the Board of Directors. In connection with his role as Audit Committee Chairman, Mr. Manley received an annual fee of $100,000 in 2008 and is reimbursed for expenses associated with the performance of these activities. Our directors are also eligible to receive stock options under our 2001 Plan at the discretion of our Compensation Committee. See “Director Compensation” section in Item 11, Executive Compensation, for additional information.

Our Internet website and the information contained therein, other than material expressly referred to in this Amendment No. 1 on Form 10-K/A, or connected thereto is not incorporated into this Amendment No. 1 on Form 10-K/A.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities to file reports with the SEC relating to their common stock ownership and changes in such ownership. To our knowledge, based solely on our records and certain written representations received from our directors, officers and greater than 10% beneficial owners, during the year ended December 31, 2008, all applicable Section 16(a) filing requirements were complied with on a timely basis.

CORPORATE GOVERNANCE

We operate within a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance. In July 2002, Congress passed the Sarbanes-Oxley Act of 2002 which, among other things, establishes, or provides the basis for, a number of new corporate governance standards and disclosure requirements. In addition, the NYSE and AMEX have adopted changes to their corporate governance and listing requirements. We have adopted the requirements of the Sarbanes-Oxley Act, NYSE, AMEX and SEC rules as they relate to us. Our Corporate Governance Guidelines are available on our website at www.watsco.com, under the caption “Corporate Governance Guidelines” within the Governance section. These materials may also be requested in print by writing to our Investor Relations Department at Watsco, Inc., Investor Relations, 2665 South Bayshore Drive, Suite 901, Coconut Grove, FL 33133.

EMPLOYEE CODE OF BUSINESS ETHICS AND CONDUCT

We maintain an Employee Code of Business Ethics and Conduct that is applicable to all employees. Additionally, we maintain a Code of Conduct for Senior Executives that is applicable to members of our Board of Directors, executive officers and senior operating and financial personnel, including provisions applicable to our senior financial officers consistent with the Sarbanes-Oxley Act of 2002. These codes require continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of our business. These codes are publicly available on our website at www.watsco.com, under the caption “Codes of Conduct” within the Governance section. We intend to post on our website amendments to or waivers from our Code of Conduct for Senior Executives (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer or directors). There were no amendments or waivers from our Code of Conduct for Senior Executives in 2008. Violations under either code of conduct must be reported to the Audit Committee. These materials may also be requested in print by writing to our Investor Relations Department at Watsco, Inc., Investor Relations, 2665 South Bayshore Drive, Suite 901, Coconut Grove, FL 33133.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The objectives of our compensation program are to (1) attract, motivate, develop and retain leaders who will drive long-term shareholder value and (2) deliver competitive total compensation upon achievement of the Company’s performance goals. We want our executives to balance the risks and related opportunities inherent in our industry and in the performance of their duties and share the upside opportunity and the downside risks once actual performance is measured.

Our executive team is led by the Company’s Chief Executive Officer (“CEO”) and its other executive officers who include the Senior Vice President (“SVP”), the Vice President (“VP”) and the Chief Financial Officer (“CFO”). In addition to the CEO and the other executive officers, we consider our subsidiary presidents to be an integral part of our success. Our 2008 NEOs are the CEO, the SVP, the VP, the CFO and a subsidiary president.

Annual compensation decisions relating to the CEO, SVP, VP and CFO are the responsibility of the Compensation Committee (the “Committee”), while decisions relating to the compensation of subsidiary presidents are determined by the CEO.

Oversight of Executive Compensation Program

The Committee has been delegated by the Board of Directors the responsibility to determine compensation (short, intermediate and long-term) for the CEO, SVP, VP and CFO.

The Committee consists of two independent directors appointed by our Board of Directors. Each member is an independent director, consistent with applicable rules and regulations of the SEC, NYSE and AMEX.

The responsibilities of the Committee, as stated in its charter, include the following:

•	To fairly and justly determine short, intermediate and long-term compensation for the CEO and the principal executive officers.

•	To constantly re-evaluate compensation practices to assure the fairness, relevance, support of the strategic goals of the Company and contribution to the creation of long-term shareholder value.

•

To consider the relevant mix of compensation based upon three components – base salary, annual or intermediate incentives and long-term compensation, with each component intended to be an important piece of the overall compensation package.

•

To develop a compensation plan that allocates a significant portion of the executives’ total compensation through incentives and other forms of longer-term compensation linked to Company performance and the creation of shareholder value, including share-based awards and programs.

The Committee is responsible each year to:

•

By March 30, determine with the CEO his base salary and incentive compensation for that year and in such a manner that will qualify for the performance-based exception under Section 162(m) of the Internal Revenue Code of 1986, as amended.

•	Review and approve, in advance, any changes to the compensation of the SVP, VP and CFO.

•	Review and discuss with management the disclosures made in the Compensation Discussion and Analysis prior to the filing of our proxy statement for the annual meeting of shareholders.

•	Document a performance evaluation to ensure the Committee has performed all items required under its Charter.

Compensation Philosophy

The following key attributes are considered in the design and implementation in determining total compensation:

•	Performance based – a significant amount of compensation each year is linked to performance and is tied to the overall company, operating subsidiary and individual results.

•	Shareholder alignment – compensation programs are designed to maximize shareholder value. Share-based awards are closely aligned with the long-term interests of our shareholders.

•

Sharing of risk – variable compensation represents the greatest portion of the executive officers’ compensation and provides both an upside and risk based on actual performance based achievements. For the NEO’s, total variable compensation represented 60% of their compensation in 2008.

•

Competitiveness – pay levels are determined from an assessment of internal pay, external market competitiveness and an evaluation of the amount of total compensation to the amount of total shareholder value creation.

•

Balance of short-term and long-term objectives – the sustained success of the Company requires a balance creating value in both short-term and long-term time horizons. For the NEOs, short-term incentives represented 2% of variable compensation and long-term incentives represented 98% of variable compensation in 2008.

•	Compliance – our compensation plans are designed to be fully compliant with all legal and regulatory requirements.

Financial and Non-Financial Metrics Used in Compensation Programs

Several key financial metrics are considered in measuring performance for executive compensation as follows:

Earnings per Share (“EPS”)

To ensure compensation is proportional to the return on investment earned by shareholders, we use EPS as one of the metrics to determine incentive compensation for our CEO. EPS is generally defined as our annual net income divided by the weighted average number of diluted shares outstanding during that period.

Common Stock Price

As is the case with EPS, we also look at the closing market price for our Common stock as a means to ensure compensation is proportional to the return on investment earned by shareholders. Incentive compensation for our CEO also takes into account the change in the price of our Common stock from year to year.

For our CEO, no incentive compensation is earned unless one of the two metrics above has increased for the year in which the incentive compensation is being determined.

Subsidiary Earnings Before Interest and Income Taxes (“EBIT”) Performance

The leadership of our operating subsidiaries is instrumental to the performance of the Company and sustained earnings growth is the key measurement to determine incentive compensation of our business unit leaders. Growth of EBIT from year to year forms the primary basis for incentive compensation earned for each subsidiary president. When measuring EBIT performance, EBIT is defined as earnings before interest and income taxes for the particular business unit inclusive of the incentive compensation. Generally, there is no incentive compensation paid to the subsidiary president unless there is meaningful growth in the EBIT of the subsidiary from year to year.

Cash Flow Index

Long-term generation of positive cash flow from operations is also a key financial metric for us. Each subsidiary president’s incentive compensation, if any, is modified by a “cash flow index” factor, which is determined by dividing the subsidiary’s cash flow from operations by its net income.

Health and Safety Performance

Maintenance of a safe work environment for our employees and customers is expected at all times. Implementation of wellness programs for the benefit of our employees is also considered important. Improvements achieved year to year pertaining to specific health and safety metrics are rewarded as additional paid incentives to our subsidiary presidents.

Discretionary Bonuses

Discretionary bonuses are also considered from time to time based on individual achievements and/or on qualitative criteria. For our Executive Officers, the Committee considers the relative merits and approves such amounts prior to payment.

Review of Named Executive Officers Performance

Annually, the Committee provides a report to our Board of Directors, including the results of the Committee’s self-assessment of the effectiveness of its activities.

The Committee reviews, on an annual basis, each compensation element of our CEO, SVP, VP and CFO. In each case, the Committee takes into account the scope of responsibilities and experience, and balances these against competitive salary levels. The Committee has the opportunity to meet with the officers at various times during the year, which allows the Committee to form its own assessment of each individual’s performance.

During the early part of each calendar year, the CEO evaluates the subsidiary presidents’ contributions and performance in the prior calendar year, strengths, weaknesses, development plans and succession potential and a new incentive program is developed.

Elements of Compensation

Our compensation programs are based on three components: base salary, annual cash incentives and long-term, share-based compensation; each intended as an important piece of the overall compensation:

Base Salary

Base salary is used to attract and retain the executives and is determined considering the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, etc. Salaries for the CEO, SVP, VP and CFO are reviewed by the Committee on an annual basis. Salaries for the subsidiary presidents are reviewed annually by the CEO. In addition, competitive market practices are considered with respect to the salaries. Changes to base salaries, if any, are driven primarily by individual performance. The salaries paid to the NEOs during 2008 are shown in the 2008 Summary Compensation Table.

Annual Cash Incentives

Annual cash incentives are a significant component of executive compensation, reflecting our belief that management’s contribution to long-term shareholder returns (via increasing stock prices and dividends) comes from maximizing earnings and the potential of the Company.

Long-Term Share-Based Compensation

We have historically granted two types of long-term, share-based compensation: (1) non-qualified stock options and (2) awards of non-vested (restricted) stock. Grants are made to retain and motivate executives to improve the Company’s stock value.

Stock Options

Stock options provide executives with an opportunity to purchase our Common Stock at a price fixed on the grant date regardless of future market price. As of December 31, 2008, we maintained two share-based compensation plans. The 2001 Plan provides a broad variety of share-based compensation alternatives. This is a broad based plan that had a total of 181 participants as of December 31, 2008. To date, awards under the 2001 Plan consist of non-qualified stock options and non-vested (restricted) stock. We also maintain the 1991 Stock Option Plan (“1991 Plan”), which expired during 2001. Only non-qualified stock options are currently outstanding under the 1991 Plan.

Options under the 2001 Plan and the 1991 Plan vest over two to five years of service. Vesting may be accelerated in certain circumstances prior to the original vesting date. There is a limited term in which the optionee can exercise stock options, known as the option term. Options under the 2001 Plan have an option term of five to ten years. Options under the 1991 Plan have a term of ten years. As discussed above, a stock option becomes valuable only if our Common Stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option to “vest” thus, providing an incentive for an option holder to remain employed by us.

No stock options were granted to the NEOs during 2008.

Non-Vested (Restricted) Stock

Awards of non-vested (restricted) stock are designed to focus on the long-term performance of the Company for the duration of an executive’s career and are subject to forfeiture until certain specified events occur (generally, retirement age, death, disability or a change in control). These features result in our ability to retain, throughout their entire careers, those individuals who are key to the creation of shareholder value. Non-vested (restricted) stock are shares of our Common Stock which may not be sold or disposed of, and which may be forfeited in the event of termination of employment, prior to the end of a restricted period. A participant granted non-vested (restricted) stock generally has all of the rights of a shareholder of the Company. Awards of non-vested (restricted) stock are granted at no cost to the employee.

The grant date fair value of the non-vested (restricted) stock awarded to the NEOs during 2008 are shown in the 2008 Grants of Plan-Based Awards table.

Authorization of Share-Based Awards

The Committee approves the grant of share-based compensation to the CEO, SVP, VP and CFO. The Committee has delegated to the CEO the authority to grant options and make awards of shares under our stock plans to all other employees. The amounts granted to executives vary each year and are based on performance.

Other than in connection with the CEO’s annual incentive opportunity, as discussed below, we do not have a formal policy or timetable for the granting of share-based compensation. Generally, we consider additional grants annually, during performance reviews or upon hiring. The exercise price for each award is the market value on the date of grant.

Additional long-term incentive compensation information related to the NEOs is included in the 2008 Summary Compensation Table, the 2008 Grants of Plan Based Awards table and the Outstanding Equity Awards as of December 31, 2008 table.

Compensation for the Named Executive Officers in 2008

Chief Executive Officer

Each year, our CEO, Mr. Nahmad, has an annual incentive opportunity based upon the increase in EPS and stock price of the Company. Effective January 1, 2008, we amended and renewed, and the Committee subsequently approved, an amendment to the employment agreement with Mr. Nahmad, dated January 31, 1996 (the “CEO Agreement”). Under the terms of the CEO Agreement, Mr. Nahmad may earn this annual incentive award pursuant to and under the 2001 Plan. Mr. Nahmad must be employed for the entire year to be entitled to his annual incentive award for such year, unless the Committee specifically determines that such amounts are to be paid. The Committee and Mr. Nahmad mutually agree, within the first 90 days of the calendar year, on the metrics to be used in determining performance based compensation for the applicable year. Such metrics are administered by the Committee and documented in the form of an amendment to the CEO Agreement, which is filed with the SEC.

For 2008, the CEO’s incentive compensation was determined using the following formula:

Annual Incentive Compensation for CEO
A. Earnings Per Share
For each $.01 increase	$65,250

B. Increase in Common Stock Price
(i) If the closing price of a share of Common stock on 12/31/08 failed to exceed $36.76	$0
(ii) If the closing price of a share of Common stock on 12/31/08 exceeded $36.76 but did not equal or exceed $44.00, for each $0.01 increase in per share price of a share of Common stock above $36.76	$1,200
(iii) If the closing price of a share of Common stock on 12/31/08 equaled or exceeded $44.00, for each $0.01 increase in per share price of a share of Common stock above $36.76	$1,800

For 2008, the CEO’s incentive compensation had two components: (1) cash compensation limited to $5,000,000 and (2) any amount earned in excess of $5,000,000 payable with non-vested (restricted) Class B common stock. The amount of non-vested (restricted) shares potentially issued was based on: (i) the amount by which the incentive earned exceeded $5,000,000 times a factor of 2; divided by (ii) the closing price for the Class B common stock of the Company on the AMEX as of the close of trading on December 31, 2008. Non-vested (restricted) shares earned, if any, vest in their entirety on October 15, 2018.

For 2008, based on the actual EPS and the change in the closing price of Watsco’s Common stock, our CEO earned a cash incentive of $196,800 and no non-vested (restricted) Class B common stock was earned. Due to the current business and economic environment, Mr. Nahmad waived receipt of his 2008 earned incentive compensation.

Senior Vice President, Vice President and Chief Financial Officer

Annual incentives to the SVP, VP and CFO are intended to reward individual performance during the year and therefore can be highly variable from year to year. Cash bonuses for the SVP, VP and CFO are determined on a discretionary basis given the general responsibilities as they are not directly responsible for the financial performance of any of Watsco’s subsidiaries. Some of the factors considered when determining these bonuses include, but are not limited to, the overall financial performance of the Company, the performance of the department or function that each executive leads and an assessment of each executive’s performance against expectations. Their bonuses are determined by the CEO and approved by the Committee. There were no bonuses paid during 2008 for the SVP, VP and CFO.

Subsidiary Presidents

Base salaries in 2008 for our three subsidiary presidents ranged from $225,000 to $350,000 and potential aggregate incentive compensation based on the individual EBIT performance of the subsidiary, cash flow performance and other incentives ranged from 0% to 120% of base salary. No bonus was paid during 2008 for the subsidiary president included in the 2008 Summary Compensation Table.

Section 162(m) Limitations

The Committee structures compensation programs for the CEO so as to link the achievement of key performance objectives to the appreciation in the price of the Company’s stock. We intend for the variable compensation paid to the CEO to be performance based within the meaning of Section 162(m) of the Internal Revenue Code so as to be tax deductible by the Company, which benefits our shareholders. In order to be performance based, the compensation must be paid pursuant to a shareholder approved plan and must be based upon the attainment of objective performance criteria that are set forth in that plan. The Committee believes that tax deductibility of compensation is an important factor, but not the sole factor, in setting executive compensation policy and in rewarding superior performance. Accordingly, although the Committee generally intends to avoid the loss of a tax deduction due to Section 162(m), it reserves the right to pay amounts that are not deductible in appropriate circumstances. In determining variable compensation programs, we consider other tax and accounting implications of particular forms of compensation; however, the forms of compensation utilized are determined primarily by their effectiveness in providing maximum alignment with key strategic objectives and the interest of our shareholders.

Other Executive Benefits and Programs

A limited number of other executive benefits and programs are available. We offer these benefits and programs as part of the total compensation package which is reviewed periodically by the Committee. The Committee most recently reviewed such benefits in 2008. A list of specific benefits is noted below:

Employee Stock Purchase Plan (“ESPP”)

A broad-based ESPP is maintained to enable eligible employees to purchase our stock at a discounted rate, thereby keeping the employees’ interests aligned with the interests of the shareholders. Executives (other than our CEO) may participate in this plan on the same basis as all other eligible employees. After ninety days of employment, eligible employees may elect to contribute through payroll deductions or lump sum contributions up to $25,000 in one calendar year based on calculating the fair market value at the beginning of the purchase period, as defined. Shares are purchased at a 5% discount of the fair market value of our Common stock at specified times subject to certain restrictions.

Health and Welfare Benefits

We offer a variety of health and welfare programs to all eligible employees. Executives generally are eligible for the same benefit programs on the same basis as the rest of the broad-based employees. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, wellness, pharmacy, dental, vision, life insurance and accidental death and disability.

Company Airplane

Pursuant to his employment agreement, Mr. Nahmad has limited access to our corporate aircraft for personal use and the value of such use is included in his annual compensation. We determine the personal use of the aircraft by reviewing the flight logs and categorizing the flights into business and non-business related flights. The value of the personal use of the Company aircraft is determined following Internal Revenue Service (“IRS”) guidelines.

Pension Plan

We do not provide a defined benefit pension plan or supplemental executive retirement plan but do provide the Watsco, Inc. Amended and Restated Profit Sharing Retirement Plan & Trust (“Profit Sharing Plan”), a profit sharing retirement plan that is qualified under Section 401(k) of the Internal Revenue Code for all of our employees that meet eligibility requirements. Our matching contribution is presently 50% of the participant contributions up to a maximum matching contribution of 1.5% of participant compensation, as defined. The initial matching contribution is made in the form of the Company’s Common stock.

Other Compensation

We provide our NEOs with other benefits reflected in the All Other Compensation column in the 2008 Summary Compensation Table that we believe are reasonable, competitive and consistent with our overall executive compensation program. The costs of these benefits constitute only a small amount of each named executive’s total compensation and during 2008 included a car allowance, annual physical examinations and participation in wellness programs.

Severance Plan

We do not have severance agreements with any of our NEOs.

Employment Agreements

Except for Mr. Nahmad’s agreement discussed in the Executive Compensation section, there are no other employment agreements with any of the other NEOs.

Acceleration of Vesting; Change in Control

Under the 2001 Plan and 1991 Plan, the Committee or the Board of Directors may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and if so provided in the award agreement, vesting shall occur automatically in the case of a “change in control” of the Company. Except in the case of our CEO, a “change in control” generally means (a) approval by shareholders of any reorganization, merger or consolidation or other transaction or series of transactions if persons who were shareholders immediately prior to such reorganization, merger or consolidation or other transaction do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merged or consolidated company’s then outstanding, voting securities, or a liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company (unless the reorganization, merger, consolidation or other corporate transaction, liquidation, dissolution or sale is subsequently abandoned), (b) a change in the composition of the Board such that the persons constituting the current Board, and subsequent directors approved by the current Board (or approved by such subsequent directors), cease to constitute at least a majority of the Board, or (c) the acquisition (other than from the Company) by any person or group of people of more than 50% (a “Controlling Interest”) of the outstanding shares or combined voting power of the Company’s stock or outstanding securities entitled to vote generally in the election of directors (other than acquisitions by the Company or its subsidiaries, any person who owns a Controlling Interest on the effective date of the Plan, or any employee benefit plan of the Company or its subsidiaries).

In the case of our CEO, a “change in control” means (a) the acquisition by any person, entity or group of beneficial ownership or 20% or more of the outstanding shares of any class of common stock entitled to vote in the election of any directors of the Company; provided, however, that the acquisition of any shares owned by or for the benefit of the CEO or the CEO’s spouse or descendants shall not be taken into account for this purpose; or (b) the election to the board of directors of the Company, without the recommendation or approval of the incumbent board of directors of the Company, of directors constituting a majority of the number of directors of the Company then in office; or (c) approval by shareholders of (i) a reorganization, merger or consolidation with respect to which persons who were the shareholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote in the election of directors of the reorganized, merged or consolidated company’s then outstanding voting securities, (ii) a liquidation or dissolution of the Company or (iii) the sale of all or substantially all of the assets of the Company.

Indemnification Agreements

We do not have indemnification agreements with any of our NEOs.

REPORT OF THE COMPENSATION COMMITTEE

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into a filing.

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No. 1 to the Annual Report on Form 10-K/A with management. Based on our review and discussions, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K/A.

This report is provided by the following independent directors, who comprise the Committee:

COMPENSATION COMMITTEE

Paul F. Manley, Chairman

Bob L. Moss

2008 SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by the NEOs for services rendered for the years ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)	Total Compensation ($)
Albert H. Nahmad (4) Chairman of the Board and President	2008	$1,100,000	—	$2,375,909	—	—	$54,396	$3,530,305
	2007	$998,000	—	$2,369,418	—	—	$63,032	$3,430,450
	2006	$960,000	—	$2,369,418	—	$2,871,000	$64,993	$6,265,411

Barry S. Logan (5) Senior Vice President	2008	$365,000	—	$148,754	—	—	$3,450	$517,204
	2007	$365,000	—	$124,961	—	—	$3,375	$493,336
	2006	$340,000	$325,000	$99,516	—	—	$3,684	$768,200

Paul W. Johnston (6) Vice President	2008	$250,000	—	$217,567	$27,869	—	$3,450	$498,886
	2007	$234,492	$125,000	$165,732	$8,862	—	$3,375	$537,461
	2006	$204,062	$125,000	$89,657	—	—	$3,254	$421,973

Ana M. Menendez (5) Chief Financial Officer	2008	$200,000	—	$28,915	$23,167	—	$3,000	$255,082
	2007	$191,178	$80,000	$20,181	$23,217	—	$3,375	$317,951
	2006	$165,000	—	$20,181	$4,360	—	$4,323	$193,864

Stephen R. Combs (7) President, Gemaire Distributors, LLC	2008	$350,000	—	$524,070	$21,175	—	$13,650	$908,895
	2007	$333,562	—	$444,497	$22,018	$25,000	$13,575	$838,652
	2006	$300,000	—	$375,608	$18,420	—	$13,500	$707,528

(1)	Each of the NEOs contributed a portion of their salary to our Profit Sharing Plan.
(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” with respect to stock options and non-vested (restricted) stock granted subsequent to January 1, 2006, and the dollar amounts recognized in accordance with SFAS No. 123R under the modified prospective transition method with respect to stock options granted prior to 2006 that were not vested at the time that we transitioned to SFAS No. 123R. The fair value of the awards granted were determined using the valuation methodology and assumptions set forth in Note 6, “Share-Based Compensation and Benefit Plans” to the consolidated financial statements included in our 2008 Annual Report.
(3)	These awards, the terms of which are discussed in the Compensation Discussion and Analysis section, were earned in the year reported and paid to the employee in the subsequent year.
(4)	For Mr. Nahmad, other annual compensation in 2008 includes (i) $47,592 related to use of our aircraft pursuant to his employment agreement; (ii) $3,354 related to health insurance benefits paid and (iii) $3,450 related to the Profit Sharing Plan matching contribution. The value of the personal use of the Company aircraft is based on IRS guidelines.
(5)	For Mr. Logan and Ms. Menendez, other annual compensation in 2008 is related to the Profit Sharing Plan matching contribution.
(6)	Mr. Johnston was not a NEO for 2006 or 2007. Other annual compensation in 2008 is related to the Profit Sharing Plan matching contribution.
(7)	For Mr. Combs, other annual compensation in 2008 includes (i) a $10,200 car allowance and (ii) $3,450 related to the Profit Sharing Plan matching contribution.

2008 GRANTS OF PLAN-BASED AWARDS

This table discloses the number of non-vested (restricted) stock awards granted to our NEOs during 2008 and the grant date fair value of these awards. No options to purchase shares of Common stock were granted to our NEOs during 2008.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	(#) (1)	($) (2)
Albert H. Nahmad	01/01/08		$0	$5,000,000	(3)	—	—
Barry S. Logan	04/01/08		—	—	—	10,000	$430,400
Paul W. Johnston	04/01/08		—	—	—	5,000	$215,200
Ana M. Menendez	04/01/08		—	—	—	5,000	$215,200
Stephen R. Combs	01/01/08	(4)	$0	$425,000	$425,000	—	—
	04/01/08		—	—	—	5,000	$215,200

(1)	Amounts shown represent the number of non-vested (restricted) shares of Common stock granted in 2008.
(2)	The grant date fair value of the non-vested (restricted) stock awards is determined pursuant to SFAS No. 123R and represents the total amount of share-based compensation expense that we will recognize over the relevant vesting period.
(3)	As described earlier, Mr. Nahmad has an annual incentive opportunity based upon the increase in EPS and stock price of the Company. The CEO’s incentive opportunity has two components: (1) cash compensation limited to $5,000,000 and (2) any amount earned in excess of $5,000,000 payable with non-vested (restricted) Class B common stock.
(4)	The terms of these awards are discussed in the Compensation Discussion and Analysis section.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2008

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2008 for the NEOs. The table also shows non-vested (restricted) stock awards outstanding as of December 31, 2008.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Albert H. Nahmad (2)	200,000	—	$13.8750	2/09/2009	—	—
	200,000	—	$8.9375	3/15/2010	—	—
	100,000	—	$11.3000	9/24/2011	—	—
	—	—	—	—	1,259,811	$48,389,341
Barry S. Logan (3)	50,000	—	$13.8750	2/09/2009	—	—
	75,000	—	$8.9375	3/15/2010	—	—
	50,000	—	$11.3000	9/24/2011	—	—
	—	—	—	—	178,750	$6,864,700
Paul W. Johnston (4)	10,000	—	$17.0900	6/17/2012	—	—
	20,000	—	$16.4400	7/22/2013	—	—
	—	—	—	—	37,500	$1,440,000
Ana M. Menendez (5)	10,000	—	$10.0000	12/08/2009	—	—
	15,000	—	$9.6300	11/03/2010	—	—
	15,000	—	$12.9500	11/03/2011
	15,000	—	$21.9500	11/03/2013	—	—
	—	—	—	—	40,000	$1,536,000
Stephen R. Combs (6)	2,000	—	$11.2000	4/09/2011	—	—
	8,000	2,000	$24.8500	2/23/2014	—	—
	—	—	—	—	44,600	$1,712,640

(1)	Based on the respective closing market price of our Common and Class B common stock on December 31, 2008.
(2)	All of Mr. Nahmad’s awards represent non-qualified options or stock awards as to shares of Class B common stock. The option awards expiring in 2009 and 2010 were granted under the 1991 Plan. The option award expiring in 2011 was granted under the 2001 Plan. All of Mr. Nahmad’s option awards are fully vested as of December 31, 2008. Mr. Nahmad’s stock awards will vest once he reaches retirement age on October 15, 2018.
(3)	Mr. Logan’s option awards expiring in 2009 and 2011 represent non-qualified option awards as to shares of Class B common stock and his option awards expiring in 2010 represent non-qualified option awards as to shares of Common stock. All of Mr. Logan’s option awards were granted under the 1991 Plan, with the exception of the award expiring in 2011, which was granted under the 2001 Plan. All of Mr. Logan’s option awards are fully vested as of December 31, 2008. Pursuant to the terms of a domestic relations order, the economic benefits of 50% of Mr. Logan’s option awards were transferred to his ex-spouse such that the exercise of which would be in her sole discretion and she would be entitled to all shares received in connection therewith. Mr. Logan disclaims beneficial ownership of these options except to the extent of his pecuniary interest therein. Mr. Logan’s stock awards represent 108,750 as to shares of Common stock and 70,000 as to shares of Class B common stock. Mr. Logan’s stock awards will vest once he reaches retirement age on December 14, 2024.
(4)	All of Mr. Johnston’s awards represent non-qualified options or stock awards as to shares of Common stock. All option awards were granted under the 2001 Plan. All of Mr. Johnston’s option awards are fully vested as of December 31, 2008. Mr. Johnston’s stock awards will vest once he reaches retirement age on May 22, 2014.
(5)	All of Ms. Menendez’s awards represent non-qualified options or stock awards as to shares of Common stock. The option awards expiring in 2009 and 2010 were granted under the 1991 Plan. The option awards expiring in 2011 and 2013 were granted under the 2001 Plan. All of Ms. Menendez’s option awards are fully vested as of December 31, 2008. Ms. Menendez’s stock awards will vest once she reaches retirement age on December 2, 2026.
(6)	All of Mr. Combs’ awards represent non-qualified options or stock awards as to shares of Common stock. The option award expiring in 2011 was granted under the 1991 Plan. The option award expiring in 2014 was granted under the 2001 Plan. All of Mr. Combs’ option awards are fully vested as of December 31, 2008 with the exception of one award which has 2,000 un-vested options that vested on February 23, 2009. Mr. Combs’ stock awards will vest once he reaches retirement age on July 12, 2010.

2008 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding options exercised during 2008 for the NEOs. No stock awards vested during 2008 for the NEOs, therefore these columns are excluded from the following table.

Name	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Albert H. Nahmad	375,000	$8,002,500
Barry S. Logan	30,000	$644,700
Paul W. Johnston	—	—
Ana M. Menendez	15,000	$260,363
Stephen R. Combs	7,500	$176,144

(1)	Calculated based on the difference between the market price on the date of exercise and the exercise price of the option.

PENSION BENEFITS

We do not have a Pension Plan, therefore this table is not applicable.

2008 NON-QUALIFIED DEFERRED COMPENSATION

We do not have a Non-Qualified Deferred Compensation Plan, therefore this table is not applicable.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

There are no potential payments upon termination or change of control agreements with any of our NEOs. However, share-based compensation agreements have provisions that provide for accelerated vesting due to a change in control. In the event that vesting is accelerated under these agreements, any unrecognized share-based compensation expense would be immediately recognized. See “Acceleration of Vesting; Change in Control” under the “Other Executive Benefits and Programs” section of the Compensation Discussion and Analysis.

DIRECTOR COMPENSATION

2008 Director Compensation

The following table sets forth the total compensation received by our non-management directors during 2008. For a description of the fees and other awards payable to our directors, please refer to the “Board of Directors’ Meetings, Committees of the Board and Related Matters” section contained in Item 10, Directors, Executive Officers and Corporate Governance.

The non-management directors do not have any compensation associated with stock awards, non-equity incentive plans, non-qualified deferred compensation or any other compensation; therefore these columns are excluded from the following table.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)
Cesar L. Alvarez	$3,000	—	$3,000
Robert L. Berner III	$3,000	—	$3,000
Denise Dickins	$4,000	—	$4,000
Frederick H. Joseph	$3,000	—	$3,000
Paul F. Manley	$104,000	—	$104,000
Bob L. Moss	$3,000	—	$3,000
George P. Sape	$4,000	—	$4,000
Gary L. Tapella	$4,000	—	$4,000

(1)	There are no arrangements or understandings with respect to the selection of directors. We pay each director who is not an employee a $1,000 fee for each meeting of the Board of Directors attended and reimburse directors for their expenses in connection with their activities as directors. We do not pay a fee for telephonic meetings. In connection with his role as Audit Committee Chairman, Mr. Manley received an annual fee of $100,000 in 2008 and is reimbursed for expenses associated with the performance of these activities. Our directors are also eligible to receive stock options under our 2001 Plan at the discretion of the Compensation Committee.
(2)	No stock options were granted to non-management directors during 2008. The following table sets forth the number of stock option awards outstanding for each non-management director as of December 31, 2008.

Name	Outstanding Option Awards
Cesar L. Alvarez	—
Robert L. Berner III	25,000
Denise Dickins	25,000
Frederick H. Joseph	—
Paul F. Manley	60,125
Bob L. Moss	16,875
George P. Sape	20,000
Gary L. Tapella	25,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	Equity Compensation Plan Information(4)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,384,900	(1)	$21.79	381,559	(3)
Equity compensation plans not approved by security holders		(2)	—	—

Total	1,384,900		$21.79	381,559

(1)	Comprised of 784,900 shares of Common stock and 600,000 shares of Class B common stock.
(2)	Does not include 123,750 shares of non-vested (restricted) Common stock, net of cancellations and 455,000 shares of non-vested (restricted) Class B common stock, net of cancellations granted to certain employees of Watsco prior to the adoption of the 2001 Plan.
(3)	Does not include 101,423 shares reserved for issuance under the Watsco, Inc. ESPP. An aggregate of 9,058 shares of Common stock were purchased under the ESPP in 2008.
(4)	See Note 6 to the consolidated financial statements included in our 2008 Annual Report to Shareholders for additional information regarding share-based compensation and benefit plans.

STOCK OWNERSHIP

The following table shows information regarding the beneficial ownership of our Common stock and Class B common stock for the following:

(i)	each shareholder known by us to beneficially own more than 5% of any class of our voting securities,

(ii)	each of our directors and director nominees,

(iii)	each executive officer named in the Summary Compensation Table in “Executive Compensation,” and

(iv)	all directors and NEOs as a group.

The table also shows, in the final column, the combined voting power of the voting securities on all matters presented to the shareholders for their approval, except for the election of directors and for such separate class votes as are required by Florida law. All information is as of April 9, 2009.

Name and Address Of Beneficial Owners(1)	Common Stock Beneficially Owned(2)		Class B Common Stock Beneficially Owned(2)		Combined Percent of Voting
	Shares	Percent	Shares	Percent	Securities(2)
Shareholders owning more than 5% of any class of Common Stock:

Barclays Global Investors, NA (3)	3,207,809	13.0%	—	—	5.0%
Capital World Investors (4)	2,608,900	10.6	—	—	4.1
Earnest Partners, LLC (5)	1,889,059	7.7	—	—	3.0
SMALLCAP World Fund, Inc. (6)	1,394,000	5.7	—	—	2.2
Frontier Capital Management Co., LLC (7)	1,280,836	5.2	—	—	2.0
Alna Capital Associates, LP (8)	—	—	766,886	19.6%	12.0%

Directors and Named Executive Officers:

Albert H. Nahmad (9)	1,081	*	3,849,188	91.5%	57.7%
Barry S. Logan (10)	173,247	*	108,957	2.8	2.0
Ana M. Menendez (11)	101,035	*	—	—	*
Bob L. Moss (12)	84,441	*	—	—	*
Paul W. Johnston (13)	68,131	*	—	—	*
Paul F. Manley (14)	61,373	*	1,255	*	*
Stephen R. Combs (15)	57,617	*	—	—	*
Cesar L. Alvarez (16)	55,313	*	—	—	*
Gary L. Tapella (17)	38,670	*	—	—	*
Robert L. Berner III (18)	24,334	*	—	—	*
Denise Dickins (19)	23,584	*	—	—	*
George P. Sape (20)	20,000	*	—	—	*
Frederick H. Joseph (21)	10,000	*	—	—	*
All directors, director nominees and named executive officers as a group (13 persons)(22)	718,826	2.9%	3,959,400	93.6%	59.9%

*	Less than 1%.
(1)	Unless otherwise indicated below, (a) the address of each of the beneficial owners identified is c/o Watsco, Inc., 2665 South Bayshore Drive, Suite 901, Coconut Grove, Florida 33133 and (b) each person or group has sole voting and investment power with respect to all such shares.
(2)	Percentages are based on 24,638,100 shares of Common stock and 3,906,674 shares of Class B common stock issued and outstanding as of April 9, 2009 plus the number of potential shares of stock that beneficial owners may acquire within 60 days of April 9, 2009 through the exercise of, exchange, or conversion of options or other rights. The number and percentage of shares beneficially owned is determined in accordance with the rules and regulations of the Securities Exchange Act of 1934, as amended and the information is not necessarily indicative of beneficial ownership for any other purpose. Under applicable rules of the SEC, although each named person and all directors and executive officers as a group are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of, exchange, or conversion of options or other rights, and the Class B common stock is immediately convertible into Common stock on a one-for-one basis, the number of shares set forth opposite each shareholder’s name does not include shares of Common stock issuable upon conversion of our Class B common stock.
(3)	Based on Schedule 13G filed on February 5, 2009. Barclays Global Investors, NA is a bank as defined in section 3(a)(6) of the Act (15 U.S.C. 78c). Consists of (i) 508,083 shares of Common stock beneficially owned by Barclays Global Investors, NA; (ii) 2,680,814 shares of Common stock beneficially owned by Barclays Global Fund Advisors, an investment adviser; and (iii) 18,912 shares of Common stock beneficially owned by Barclays Global Investors, Ltd., a bank. The address of Barclays Global Investors, NA is 400 Howard Street, San Francisco, California 94105.

(4)	Based on Schedule 13G/A filed on February 12, 2009. Capital World Investors, an investment adviser, has sole dispositive power over 2,608,900 of such shares and sole voting power over 901,000 of such shares. The Income Fund of America, Inc., an investment company managed by Capital Research and Management Company who manages the equity assets for various investment companies through Capital World Investors has sole voting power over 1,707,900 of such shares. The address of Capital World Investors and The Income Fund of America, Inc. is 333 South Hope Street, Los Angeles, California 90071.
(5)	Based on Schedule 13G/A filed on February 17, 2009. The address of Earnest Partners, LLC, an investment adviser, is 1180 Peachtree Street NE, Suite 2300, Atlanta, Georgia 30309.
(6)	Based on Schedule 13G filed on February 17, 2009. SMALLCAP World Fund, Inc., an investment company managed by Capital Research and Management Company who manages the equity assets for various investment companies through Capital Research Global Investors and Capital World Investors. The address of SMALLCAP World Fund, Inc. is 333 South Hope Street, Los Angeles, California 90071.
(7)	Based on Schedule 13G filed on February 12, 2009. The address of Frontier Capital Management Co., LLC, an investment adviser, is 99 Summer Street, Boston, Massachusetts 02110.
(8)	Alna Capital Associates, LP (“Alna Capital”) is a New York limited partnership of which Mr. Nahmad owns a 19.994% interest and is the sole general partner. The address of Alna Capital is 505 Park Avenue, 16th Floor, New York, New York 10022.
(9)	Includes shares indicated as beneficially owned by Alna Capital. See footnote (8) above. The number of shares of Common stock indicated are owned pursuant to the Profit Sharing Plan. The number of shares of Class B common stock indicated consists of (i) 1,184,911 shares directly owned; (ii) 337,580 shares owned by trusts; (iii) 1,259,811 shares issued under Restricted Stock Agreements; (iv) 200,000 shares issuable upon exercise of presently exercisable options granted pursuant to our 1991 Plan; and (v) 100,000 shares issuable upon exercise of presently exercisable options granted pursuant to the 2001 Plan.
(10)	The number of shares of Common stock indicated consists of (i) 24,429 shares directly owned; (ii) 2,118 shares owned pursuant to the Profit Sharing Plan; (iii) 450 shares owned in an Individual Retirement Account (“IRA”); (iv) 108,750 shares issued pursuant to Restricted Stock Agreements; and (v) 37,500 shares issuable upon exercise of presently exercisable options granted pursuant to the 1991 Plan. The number of shares of Class B common stock indicated consists of (i) 13,957 shares directly owned; (ii) 70,000 shares issued under Restricted Stock Agreements; and (iii) 25,000 shares issuable upon exercise of presently exercisable options granted pursuant to the 2001 Plan.
(11)	The number of shares of Common stock indicated consists of (i) 5,000 shares directly owned; (ii) 1,035 shares owned pursuant to the Profit Sharing Plan; (iii) 40,000 shares issued pursuant to Restricted Stock Agreements; (iv) 25,000 shares issuable upon exercise of presently exercisable options granted pursuant to the 1991 Plan; and (v) 30,000 shares issuable upon exercise of presently exercisable options granted pursuant to the 2001 Plan.
(12)	The number of shares of Common stock indicated consists of (i) 61,766 shares directly owned; (ii) 1,800 shares owned in an IRA; (iii) 4,000 shares owned by Mr. Moss’s spouse; (iv) 6,750 shares issuable upon exercise of presently exercisable options granted pursuant to the 1991 Plan; and (v) 10,125 shares issuable upon exercise of presently exercisable options granted pursuant to the 2001 Plan.
(13)	The number of shares of Common stock indicated consists of (i) 200 shares directly owned; (ii) 431 shares owned pursuant to the Profit Sharing Plan; (iii) 37,500 shares issued pursuant to Restricted Stock Agreements; and (iv) 30,000 shares issuable upon exercise of presently exercisable options granted pursuant to the 2001 Plan.
(14)	The number of shares of Common stock indicated consists of (i) 1,248 shares owned by a trust; (ii) 3,375 shares issuable upon exercise of presently exercisable options granted pursuant to the 1991 Plan and held by a trust; and (iii) 56,750 shares issuable upon exercise of presently exercisable options granted pursuant to the 2001 Plan and held by a trust. The number of shares of Class B common stock indicates shares owned by a trust.
(15)	The number of shares of Common stock indicated consists of (i) 928 shares directly owned; (ii) 89 shares owned pursuant to the Profit Sharing Plan; (iii) 44,600 shares issued pursuant to Restricted Stock Agreements; (iv) 2,000 shares issuable upon exercise of presently exercisable options granted pursuant to the 1991 Plan; and (v) 10,000 shares issuable upon exercise of presently exercisable options granted pursuant to the 2001 Plan.
(16)	The number of shares of Common stock indicates shares directly owned.
(17)	The number of shares of Common stock indicated consists of (i) 7,668 shares owned by a trust; (ii) 7,668 shares owned by a trust of Mr. Tapella’s spouse; and (iii) 23,334 shares issuable upon exercise of presently exercisable options granted pursuant to the 2001 Plan.
(18)	The number of shares of Common stock indicated consists of (i) 1,000 shares directly owned and (ii) 23,334 shares issuable upon exercise of presently exercisable options granted pursuant to the 2001 Plan.
(19)	The number of shares of Common stock indicated consists of (i) 250 shares directly owned and (ii) 23,334 shares issuable upon exercise of presently exercisable options granted pursuant to the 2001 Plan.
(20)	The number of shares of Common stock indicates shares issuable upon exercise of presently exercisable options granted pursuant to the 2001 Plan.
(21)	The number of shares of Common stock indicates shares directly owned.
(22)	Includes shares beneficially owned by Directors and NEOs, as described in footnotes (9)-(21).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

We review, at least annually, all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. We use outside legal counsel to assist in such determination. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed. In addition, as set forth in the Audit Committee Charter, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. The following is a summary of certain agreements and transactions among related parties and us. It is our policy that any such agreements and transactions must be entered into in good faith and on fair and reasonable terms that are no less favorable to us than those that would be available to us in a comparable transaction in arms-length dealings with an unrelated third party. We believe that all agreements and transactions described below met that standard at the time they were affected.

Mr. Alvarez, a director, is the Chief Executive Officer of Greenberg, which serves as one of our outside legal counsels and receives customary fees for legal services. During 2008, we paid this firm $128,000 for services performed. We currently anticipate that this arrangement will continue.

Mr. Nahmad and Mr. Combs each have family members (sons) currently employed with the Company.

DIRECTOR INDEPENDENCE

Refer to the “Board of Directors’ Meetings, Committees of the Board and Related Matters” section of Item 10, Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT COMMITTEE MATTERS

Audit Committee’s Pre-Approval and Procedures

The Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm. Our independent registered public accounting firm reports directly to the Audit Committee. As part of their responsibility, the Audit Committee established a policy requiring the pre-approval of all audit and permissible non-audit services performed by our independent registered public accounting firm. In pre-approving services, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence.

Prior to the engagement of the independent registered public accounting firm for an upcoming audit/non-audit service period, defined as a twelve-month period, Grant Thornton LLP submits a detailed list of services expected to be rendered during that period as well as an estimate of the associated fees for each of the following four categories of services to the Audit Committee for approval:

Audit Services consist of services rendered by an independent registered public accounting firm for the audit of our consolidated financial statements (including tax services performed to fulfill the auditor’s responsibility under generally accepted auditing standards) and our internal control over financial reporting, reviews of the interim financial statements included in Forms 10-Q and includes services that generally only an external auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

Audit-Related Services consist of assurance and related services (e.g., due diligence) by an external auditor that are reasonably related to audit or review of financial statements, including employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

Tax Services consist of services not included in Audit Services above, rendered by an external auditor for tax compliance, tax consulting and tax planning.

Other Non-Audit Services are any other permissible work that is not an Audit, Audit-Related or Tax Service.

Circumstances may arise during the twelve-month period when it may become necessary to engage the independent registered public accounting firm for additional services or additional effort not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

Audit and Non-Audit Fees

The table below summarizes the fees and expenses billed by our independent registered public accounting firm, Grant Thornton LLP, for the years ended December 31, 2008 and 2007. There were no other non-audit services, fees or expenses for the years ended December 31, 2008 and 2007, therefore, the column was excluded from the following table.

Year	Audit	Audit-Related	Tax	Total
2008	$1,308,000	$81,000	$52,000	$1,441,000
2007	$1,344,000	$273,000	—	$1,617,000

Audit fees for 2008 and 2007 were for professional services rendered for the audits of our consolidated financial statements and of our internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the reviews of interim financial statements included in our Forms 10-Q.

Audit-related fees represent professional services related to due diligence procedures performed in connection with acquisition-related activities in 2008 and 2007.

Tax fees for 2008 represent fees and expenses for professional services related to final tax returns of a 2007 acquisition.

The Audit Committee has considered the compatibility of the provision of services covered by the two preceding paragraphs with the maintenance of the principal accountant’s independence from the Company and has determined that the provision of such services is not incompatible with the maintenance of such independence.

The Audit Committee annually reviews the performance of the independent registered public accounting firm and the fees and expenses charged for their services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

April 30, 2009	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.