Form 10-Q
period 2009-03-31
WATSCO INC
filed 2009-05-08
CIK 105016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to

Commission file number 1-5581

I.R.S. Employer Identification Number 59-0778222

WATSCO, INC.

(a Florida Corporation)

2665 South Bayshore Drive, Suite 901

Coconut Grove, Florida 33133

Telephone: (305) 714-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,644,499 shares of Common stock ($.50 par value), excluding treasury shares of 6,322,650 and 3,906,674 shares of Class B common stock ($.50 par value), excluding treasury shares of 48,263, were outstanding as of May 6, 2009.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 19

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In thousands, except per share data)

(Unaudited)

	Quarters Ended March 31,
	2009	2008
Revenues	$291,343	$380,399
Cost of sales	217,109	282,395

Gross profit	74,234	98,004
Selling, general and administrative expenses	75,796	85,178

Operating (loss) income	(1,562)	12,826
Interest expense, net	328	595

(Loss) income before income taxes	(1,890)	12,231
Income tax benefit (expense)	718	(4,587)

Net (loss) income	$(1,172)	$7,644

(Loss) earnings per share for Common and Class B common stock:
Basic	$(0.04)	$0.29

Diluted	$(0.04)	$0.28

Weighted-average Common and Class B common shares and equivalent shares used to calculate (loss) earnings per share:
Basic	26,673	26,278

Diluted	26,673	27,564

See accompanying notes to condensed consolidated financial statements.

3 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,743	$41,444
Accounts receivable, net	135,959	151,317
Inventories	260,297	250,914
Other current assets	14,317	13,028

Total current assets	456,316	456,703

Property and equipment, net	23,485	24,209
Goodwill	219,810	219,810
Other assets	14,580	15,339

	$714,191	$716,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$256	$268
Accounts payable	78,488	63,850
Accrued expenses and other current liabilities	33,713	43,706

Total current liabilities	112,457	107,824

Long-term obligations:
Borrowings under revolving credit agreement	20,000	20,000
Other long-term obligations, net of current portion	739	783

Total long-term obligations	20,739	20,783

Deferred income taxes and other liabilities	18,575	16,794

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.50 par value	15,471	15,442
Class B common stock, $.50 par value	1,984	1,907
Paid-in capital	288,188	282,636
Accumulated other comprehensive loss, net of tax	(1,106)	(1,125)
Retained earnings	372,308	386,225
Treasury stock, at cost	(114,425)	(114,425)

Total shareholders’ equity	562,420	570,660

	$714,191	$716,061

See accompanying notes to condensed consolidated financial statements.

4 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarters Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,172)	$7,644
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,718	1,812
Share-based compensation	1,395	1,836
Provision for doubtful accounts	3,104	1,133
Excess tax benefits from share-based compensation	(2,452)	(3,278)
Other, net	1,210	1,662
Changes in operating assets and liabilities:
Accounts receivable	12,254	(269)
Inventories	(9,383)	(16,820)
Accounts payable and other liabilities	7,237	29,015
Other, net	(778)	(1,497)

Net cash provided by operating activities	13,133	21,238

Cash flows from investing activities:
Capital expenditures	(909)	(628)
Proceeds from sale of property and equipment	48	51

Net cash used in investing activities	(861)	(577)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(12,748)	(11,190)
Net repayments of other long-term obligations	(56)	(41)
Net repayments under revolving credit agreement	—	(15,000)
Net proceeds from issuances of common stock	2,379	362
Excess tax benefits from share-based compensation	2,452	3,278

Net cash used in financing activities	(7,973)	(22,591)

Net increase (decrease) in cash and cash equivalents	4,299	(1,930)
Cash and cash equivalents at beginning of period	41,444	9,405

Cash and cash equivalents at end of period	$45,743	$7,475

See accompanying notes to condensed consolidated financial statements.

5 of 19

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(In thousands, except share and per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

Basis of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, “Watsco,” which may be referred to as we, us or our) audited consolidated financial statements, and the March 31, 2009 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2008 Annual Report on Form 10-K. All amounts, except share and per share data, are expressed in thousands of dollars.

The results of operations for the quarter ended March 31, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

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

Recently Adopted Accounting Standards

Business Combinations and Noncontrolling Interests

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” which significantly changed the accounting for and reporting of business combination transactions in a number of areas including the treatment of contingent consideration, transaction costs, in-process research and development and restructuring costs, on January 1, 2009. Approximately $250 of transaction costs were expensed upon adoption of SFAS No. 141R, which are included in selling, general and administrative expenses in our condensed consolidated statement of loss.

We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin No. 51, on January 1, 2009. The adoption of SFAS No. 160 did not have an impact on our condensed consolidated financial statements.

6 of 19

Fair Value Measurements

We adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. SFAS 157-2, which deferred the effective date of SFAS No. 157, “Fair Value Measurements,” for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed in financial statements at fair value on a recurring basis (at least annually). This standard did not have a material impact on our condensed consolidated financial statements. See Note 4, “Fair Value Measurements.”

Disclosures about Derivative Instruments and Hedging Activities

We adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” on January 1, 2009. The adoption of SFAS No. 161 did not change our accounting for derivative instruments and did not have a material impact on our condensed consolidated financial statements. See Note 3, “Derivative Financial Instruments.”

Two-Class Method of Computing Earnings per Share

We adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” on January 1, 2009. FSP EITF 03-6-1 did not have an impact on our condensed consolidated financial statements. See Note 2, “(Loss) Earnings Per Share.”

Recently Issued Accounting Standard

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosure about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will include the disclosures required under this FSP beginning in our June 30, 2009 condensed consolidated financial statements. The adoption of FSP FAS 107-1 and APB 28-1 will have no impact on our condensed consolidated financial statements.

2.	(LOSS) EARNINGS PER SHARE

We calculate (loss) earnings per share using the two-class method in accordance with SFAS No. 128, “Earnings per Share,” as clarified by Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” The effective result of EITF Issue No. 03-6 is that the calculation of (loss) earnings per share for each class of our common stock yields the same basic and diluted (loss) earnings per share.

Basic (loss) earnings per share for our Common and Class B common stock is computed by dividing net (loss) income allocated to Common stock and Class B common stock by the weighted-average number of shares of Common stock and Class B common stock outstanding, respectively. Non-vested (restricted) stock is not included in the computation of basic (loss) earnings per share until the securities vest. Diluted (loss) earnings per share for our Common stock assume the conversion of all the Class B common stock into Common stock and adjust for the dilutive effects of outstanding stock options and shares of non-vested (restricted) stock using the treasury stock method.

For the basic (loss) earnings per share calculation, net (loss) income available to shareholders is allocated among our two classes of common stock: Common stock and Class B common stock. The allocation among each class is based upon the two-class method on a one-for-one per share basis. The following table shows how net (loss) income is allocated using this method for the quarters ended March 31, 2009 and 2008:

	2009	2008
Net (loss) income available to shareholders	$(1,172)	$7,644

Allocation of net (loss) income for Basic:

Common stock	$(1,058)	$6,929

Class B common stock	(114)	715

	$(1,172)	$7,644

7 of 19

The diluted (loss) earnings per share calculation assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the period, so no allocation of (loss) earnings to Class B common stock is required.

The following summarizes the weighted-average number of Common and Class B common shares outstanding during the period and is used to calculate (loss) earnings per share of Common and Class B common stock including the potentially dilutive impact of stock options and non-vested (restricted) stock, calculated using the treasury method, as included in the calculation of diluted weighted-average shares for the quarters ended March 31, 2009 and 2008:

	2009	2008
Weighted-average Common and Class B common shares outstanding for basic (loss) earnings per share	26,672,920	26,278,357

Weighted-average Common shares outstanding for basic (loss) earnings per share	24,085,219	23,821,867

Diluted shares resulting from:

Stock options	—	627,552

Non-vested (restricted) stock	—	658,239

Effect of assuming conversion of Class B common shares into Common stock	2,587,701	2,456,490

Shares for diluted (loss) earnings per share	26,672,920	27,564,148

For the quarter ended March 31, 2009, no potential shares related to stock options or non-vested (restricted) stock was included in the calculation of diluted loss per share as a result of our net loss. We excluded from the diluted loss per share calculation 389,521 diluted shares related to stock options and 696,914 diluted shares related to non-vested (restricted) stock that were outstanding at March 31, 2009.

For the quarters ended March 31, 2009 and 2008, diluted (loss) earnings per share excluded 287,711 and 249,456 shares, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted (loss) earnings per share. In addition, for the quarters ended March 31, 2009 and 2008, 341,265 and 326,524 shares, respectively, of non-vested (restricted) stock were considered anti-dilutive and excluded from the diluted (loss) earnings per share calculation.

3.	DERIVATIVE FINANCIAL INSTRUMENTS

Periodically, we enter into interest rate swap agreements to reduce our exposure to market risks from changing interest rates under our revolving credit agreement. Under the terms of the swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on our interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby

8 of 19

adjusting the effective interest rate on the underlying obligation. Financial instruments are not held or issued for trading purposes. In order to obtain hedge accounting treatment, any derivatives used for hedging purposes must be designated as, and effective as, a hedge of an identified risk exposure at the inception of the contract. Changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Accordingly, we record all derivative instruments as either assets or liabilities on the consolidated balance sheets at their respective fair values. We record the change in the fair value of a derivative instrument designated as a cash flow hedge in other comprehensive income to the extent the derivative is effective, and recognize the change in the statement of operations when the hedged item affects earnings. Both of our interest rate hedges are designated as cash flow hedges.

At March 31, 2009 and December 31, 2008, two interest rate swap agreements were in effect with notional values of $10,000 each, maturing in October 2009 and October 2011. The swap agreement maturing in October 2009 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.04%. The swap agreement maturing in October 2011 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. During the quarters ended March 31, 2009 and 2008, both hedging relationships were determined to be highly effective in achieving offsetting changes in cash flows.

The negative fair value of the derivative financial instruments was $1,152 and $1,287 at March 31, 2009 and December 31, 2008, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the condensed consolidated balance sheets. At March 31, 2009 and December 31, 2008, $688, net of deferred tax benefits of $422 and $778, net of deferred tax benefits of $467 was included in accumulated other comprehensive loss (“OCL”) associated with cash flow hedges.

The net change in OCL during the quarters ended March 31, 2009 and 2008, reflected the reclassification of $143, net of income tax benefit of $87 and $41, net of income tax benefit of $25, respectively, of unrealized losses from accumulated OCL to current period (loss) earnings (recorded in interest expense, net in the condensed consolidated statements of (loss) income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a monthly basis as interest payments occur. We estimate that approximately $800 in unrealized losses on the derivative instruments accumulated in OCL are expected to be reclassified to earnings during the next twelve months using a current 30-day LIBOR-based average receive rate (1.14% at March 31, 2009).

4.	FAIR VALUE MEASUREMENTS

The following table presents our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, segregated among the appropriate levels within the fair value hierarchy established in SFAS No. 157:

	Fair Value at March 31, 2009	Fair Value Measurements at March 31, 2009 Using
Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$161	$161	—	—

Liabilities:
Derivative financial instruments	$1,152	—	$1,152	—

5.	COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income consists of net (loss) income and changes in the unrealized losses on available-for-sale securities and the effective portion of cash flow hedges as further discussed in Note 3, “Derivative Financial Instruments.” The components of comprehensive (loss) income for the quarters ended March 31, 2009 and 2008, respectively, are as follows:

	2009	2008
Net (loss) income	$(1,172)	$7,644

Changes in unrealized losses on derivative instruments, net of income tax expense (benefit) of $45 and $(206), respectively	90	(342)

Changes in unrealized losses on available-for-sale securities, net of income tax benefit of $47 and $75, respectively	(71)	(125)

Total comprehensive (loss) income	$(1,153)	$7,177

9 of 19

6.	SHAREHOLDERS’ EQUITY

Dividends Declared

Our Board of Directors declared cash dividends on Common and Class B common stock of $.45 per share and $.40 per share for the quarters ended March 31, 2009 and 2008, respectively. In April 2009, the Board of Directors declared a regular quarterly cash dividend of $0.48 per share of Common and Class B common stock that was paid on April 30, 2009 to shareholders of record as of April 15, 2009.

Stock Options Exercised

During the quarters ended March 31, 2009 and 2008, 267,500 and 416,750, respectively, of stock options were exercised for Common and Class B common stock. Cash received from Common and Class B common stock issued as a result of stock options exercised during the quarters ended March 31, 2009 and 2008, was $2,196 and $205, respectively. During the quarters ended March 31, 2009 and 2008, 91,942 shares of Common and Class B common stock with an aggregate market value of $3,333 and 260,424 shares of Common and Class B common stock with an aggregate market value of $9,903, respectively, were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. Upon delivery these shares were retired.

Employee Stock Purchase Plan

During the quarters ended March 31, 2009 and 2008, 5,194 and 4,347 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $183 and $157, respectively.

7.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the

10 of 19

amount of $4,798 and $3,875 at March 31, 2009 and December 31, 2008, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

8.	SUBSEQUENT EVENT

In May 2009, we executed an agreement to form a joint venture with Carrier Corporation (“Carrier”), a unit of United Technologies Corporation, to distribute Carrier, Bryant and Payne products throughout the U.S. Sunbelt, Latin America and the Caribbean. The newly formed joint venture, Carrier Enterprises LLC, will operate 110 locations in 20 states and Puerto Rico and serve over 19,000 air conditioning and heating contractors and had pro-forma revenues of $1,400,000 in 2008. In the formation of the joint venture, Carrier will contribute 95 locations in the U.S. Sunbelt and Puerto Rico and the export division located in Miami, Florida and we will contribute 15 locations that currently distribute Carrier, Bryant and Payne products. We have agreed to purchase a 60% interest in the joint venture for consideration of approximately $172,000, payable in a combination of cash, common stock and by the contribution of certain locations that sell Carrier-made products, with options to purchase up to an additional 20% ownership of the joint venture within the next three to five years. The completion of the transaction is subject to customary regulatory approvals, transition items and other closing requirements, as specified in the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included under Item 1, “Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 and is the largest independent distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the United States. We operate from 412 locations in 34 states at March 31, 2009.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed on February 27, 2009. We believe that there have been no significant changes during the quarter ended March 31, 2009 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008.

11 of 19

Results of Operations

The following table summarizes information derived from the condensed consolidated statements of (loss) income expressed as a percentage of revenues for the quarters ended March 31, 2009 and 2008:

	2009	2008
Revenues	100.0%	100.0%

Cost of sales	74.5	74.2

Gross profit	25.5	25.8

Selling, general and administrative expenses	26.0	22.4

Operating (loss) income	(0.5)	3.4

Interest expense, net	0.1	0.2

(Loss) income before income taxes	(0.6)	3.2

Income tax benefit (expense)	0.2	(1.2)

Net (loss) income	(0.4)%	2.0%

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the prior twelve months unless they are within close geographical proximity to existing locations.

Revenues

Revenues for the first quarter of 2009 decreased $89.1 million, or 23%, compared to the same period in 2008, including a $.4 million contribution from locations acquired and opened during the last twelve months offset by $4.8 million from closed locations. On a same-store basis, revenues declined $84.7 million, or 23%, over the same period in 2008. Revenues reflect a 22% decline in sales of HVAC equipment, a 26% decline in sales of other HVAC products and an 18% decline in sales of refrigeration products. Revenues for the quarter ended March 31, 2009 were impacted by current economic conditions, especially relating to new housing starts, and by lower pricing and gross margins on certain products that are sensitive to changes in commodity prices (copper tubing, galvanized sheet metal and refrigerant). These products groups accounted for approximately 13% of total sales for the quarter.

Gross Profit

Gross profit for the quarter ended March 31, 2009 decreased $23.8 million, or 24%, compared to the same period in 2008, primarily as a result of decreased revenues. Gross profit margin for the quarter ended March 31, 2009 declined 30 basis-points to 25.5% versus 25.8% for the same period in 2008. The decline in gross profit margin primarily resulted from lower margins on certain products that are sensitive to changes in commodity prices. Excluding this impact, gross profit margin improved 30 basis-points during the quarter ended March 31, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2009 decreased $9.4 million, or 11%, compared to the same period in 2008. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2009 increased to 26.0% versus 22.4% for the same period in 2008. The increase in selling, general, and administrative expenses as a percentage of revenues is primarily due to the decline in revenues and the relative inefficiency of fixed operating costs. Selling, general and administrative expenses were also impacted by higher bad debt expense of $2.0 million over the same period in 2008.

12 of 19

Interest Expense, Net

Net interest expense for the quarter ended March 31, 2009 decreased $.3 million, or 45%, compared to the same period in 2008, primarily as a result of a 61% decrease in average outstanding borrowings.

Income Taxes

The effective tax rate was 38.0% for the quarter ended March 31, 2009 and 37.5% for the quarter ended March 31, 2008. The increase in the effective income tax rate for the first quarter of 2009 compared to the same period in 2008 primarily relates to higher state income tax expense.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand of HVAC/R products, which peak in the months of May through August. Significant factors that could affect our liquidity include the following:

•	cash flows generated from operating activities;

•	the adequacy of available bank lines of credit;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions;

•	dividend payments;

•	the timing and extent of common stock repurchases; and

•	capital expenditures.

We rely on cash flows from operations and our line of credit to fund seasonal working capital needs, financial commitments and short-term liquidity needs, including funds necessary for business acquisitions. Disruptions in the capital and credit markets, such as has been experienced during 2008 and 2009, could adversely affect our ability to draw on our line of credit. Our access to funds under the line of credit is dependent on the ability of the banks to meet their funding commitments. Recent disruptions in capital and credit markets have also affected the determination of interest rates for borrowers, particularly rates based on LIBOR, as is our line of credit. Continued disruptions in these markets and their affect on interest rates could result in increased borrowing costs under our line of credit. We believe that, at present, cash flows from operations combined with those available under our line of credit are sufficient to satisfy our current liquidity needs, including our anticipated dividend payments and capital expenditures.

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2009 and 2008:

	2009	2008	Change
Operating activities	$13.1	$21.2	$(8.1)

Investing activities	$(0.9)	$(0.6)	$(0.3)

Financing activities	$(8.0)	$(22.6)	$14.6

Operating Activities

The decrease in net cash provided by operating activities primarily resulted from the change in net income on a quarter over quarter basis.

Investing Activities

The increase in net cash used in investing activities is due to higher capital expenditures in 2009.

13 of 19

Financing Activities

The decrease in net cash used in financing activities is primarily attributable to $15.0 million of net repayments under our revolving credit agreement made in 2008.

Working capital decreased to $343.9 million at March 31, 2009 from $348.9 million at December 31, 2008.

Revolving Credit Agreement

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $300.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. The credit facility matures in August 2012. At March 31, 2009 and December 31, 2008, $20.0 million was outstanding under the revolving credit agreement.

The revolving credit agreement contains customary affirmative and negative covenants including two financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We believe we were in compliance with all covenants and financial ratios at March 31, 2009.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. In aggregate, 6.4 million shares of Common stock and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. The remaining 1.1 million shares authorized for repurchase are subject to certain restrictions included in our debt agreement.

Common Stock Dividends

Cash dividends of $.45 per share and $.40 per share of Common stock and Class B common stock were paid during the quarters ended March 31, 2009 and 2008, respectively. In April 2009, the Board of Directors declared a regular quarterly cash dividend of $0.48 per share of Common and Class B common stock that was paid on April 30, 2009 to shareholders of record as of April 15, 2009. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

Capital Resources

We believe we have adequate availability of capital from operations and our current credit facility to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of March 31, 2009, we had $45.7 million of cash and cash equivalents and $276.6 million of additional borrowing capacity under the revolving credit agreement to fund present operations and anticipated growth, including expansion in our current and targeted market areas.

In May 2009, we executed an agreement to form a joint venture with Carrier Corporation (“Carrier”), a unit of United Technologies Corporation, to distribute Carrier, Bryant and Payne products throughout the U.S. Sunbelt, Latin America and the Caribbean. The newly formed joint venture, Carrier Enterprises LLC, will operate 110 locations in 20 states and Puerto Rico and serve over 19,000 air conditioning and heating contractors and had pro-forma revenues of $1.4 billion in 2008. In the formation of the joint venture, Carrier will contribute 95 locations in the U.S. Sunbelt and Puerto Rico and the export division located in Miami, Florida and we will contribute 15 locations that currently distribute Carrier, Bryant and Payne products. We have agreed to purchase a 60% interest in the joint venture for consideration of approximately $172.0 million, payable in a combination of cash, common stock and by the contribution of certain locations that sell Carrier-made products, with options to purchase up to an additional 20% ownership of the joint venture within the next three to five years. The cash portion of the consideration to be paid will be funded by cash on hand at the closing date, if any, or drawn from the current availability of our existing credit facility. The completion of the transaction is subject to customary regulatory approvals, transition items and other closing requirements, as specified in the agreement.

14 of 19

Other potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe our financial position and earnings history provide a sufficient base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 to the notes to condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Safe Harbor Statement

This Quarterly Report contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, (i) economic conditions, (ii) business and acquisition strategies, (iii) potential acquisitions, (iv) financing plans and (v) industry, demographic and other trends affecting our financial condition or results of operations. These forward-looking statements are based largely on management’s current expectations and are subject to a number of risks, uncertainties and changes in circumstances, certain of which are beyond their control.

Actual results could differ materially from these forward-looking statements as a result of several factors, including:

•	general economic conditions;

•	competitive factors within the HVAC/R industry;

•	effects of supplier concentration;

•	fluctuations in certain commodity costs;

•	consumer spending;

•	consumer debt levels;

•	new housing starts and completions;

•	capital spending in the commercial construction market;

•	access to liquidity needed for operations;

•	seasonal nature of product sales;

•	weather conditions;

•	insurance coverage risks;

•	prevailing interest rates; and

•	the continued viability of our business strategy.

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on our business or operations. For additional information identifying some other important factors which may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Commission filings, including but not limited to, the discussion included in the Risk Factors section of our December 31, 2008 Annual Report on Form 10-K under the headings “Business Risk Factors” and “General Risk Factors.” Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

15 of 19

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 3, 2009, we executed an agreement to form a joint venture with Carrier Corporation (“Carrier”), a unit of United Technologies Corporation, to distribute Carrier, Bryant and Payne HVAC equipment products throughout the U.S. Sunbelt, Latin America and the Caribbean. The newly formed joint venture, Carrier Enterprises LLC, will operate 110 locations in 20 states and Puerto Rico and serve over 19,000 air conditioning and heating contractors and had pro-forma revenues of $1.4 billion in 2008. In the formation of the joint venture, Carrier will contribute 95 locations in the U.S. Sunbelt and Puerto Rico and the export division located in Miami, Florida and we will contribute 15 locations that currently distribute Carrier, Bryant and Payne products. We have agreed to purchase a 60% interest in the joint venture for consideration of approximately $172.0 million, payable in a combination of cash, common stock and by the contribution of certain locations that sell Carrier-made products, with options to purchase up to an additional 20% ownership of the joint venture within the next three to five years. The cash portion of the consideration to be paid will be funded by cash on hand at the closing date, if any, or drawn from the current availability of our existing credit facility. The completion of the transaction is subject to customary regulatory approvals, transition items and other closing requirements, as specified in the agreement.

Upon closing of the transaction we may incur or assume additional debt and we will issue not less than 3.0 million or more than 4.5 million shares of our common stock as consideration, which will dilute our existing stockholders’ ownership interest and may have a material impact on our results of operations or financial position.

The joint venture involves a number of risks, including the following:

•	the successful operation and/or integration of the joint venture in an effective manner;

•	diversion of management’s attention from other daily functions;

•	issuance by us of equity securities that would dilute ownership of our existing stockholders;

•	incurrence and/or assumption of significant debt and contingent liabilities; and

16 of 19

•	possible loss of key employees and/or customer relationships of the joint venture.

Information about other risk factors for the quarter ended March 31, 2009 do not differ materially from that set forth in Part I, Item 1A, of our 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Through March 31, 2009, 6.4 million shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. The remaining 1.1 million shares authorized for repurchase are subject to certain restrictions included in our debt agreement. During the quarter ended March 31, 2009, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Recent Sales of Unregistered Securities

In March 2009, we issued 33,779 shares of our Common stock to our Profit Sharing Retirement Plan & Trust (the “Plan”) representing the employer match requirement under the Plan for the Plan’s year ended December 31, 2008, without registration. This issuance was exempt from registration under the Securities Act under Section 3(a)(2). The Plan is a profit sharing retirement plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of our employees, which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plan as a matching contribution that has been less in value at the time it was contributed to the Plan than the employee contributions that it matches.

Dividends

Cash dividends of $.45 per share and $.40 per share of Common stock and Class B common stock were paid during the quarters ended March 31, 2009 and 2008, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. # + *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

17 of 19

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

Note to exhibits:

#	Submitted electronically herewith
+	Compensation plan or arrangement
*	Management contract

18 of 19

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 8, 2009	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

19 of 19

EXHIBIT INDEX

Exhibit Number	Description
10.1	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.