Form 10-Q
period 2009-06-30
WATSCO INC
filed 2009-08-07
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,805,263 shares of Common stock ($.50 par value), excluding treasury shares of 6,322,650 and 3,999,958 shares of Class B common stock ($.50 par value), excluding treasury shares of 48,263, were outstanding as of August 5, 2009.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 22

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$404,971	$509,822	$696,314	$890,221
Cost of sales	303,986	378,762	521,095	661,157

Gross profit	100,985	131,060	175,219	229,064
Selling, general and administrative expenses	74,691	88,734	150,487	173,912

Operating income	26,294	42,326	24,732	55,152
Interest expense, net	344	387	672	982

Income before income taxes	25,950	41,939	24,060	54,170
Income taxes	9,668	15,889	8,950	20,476

Net income	$16,282	$26,050	$15,110	$33,694

Earnings per share for Common and Class B common stock:
Basic	$0.57	$0.92	$0.53	$1.20

Diluted	$0.56	$0.90	$0.52	$1.17

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,303	$41,444
Accounts receivable, net	176,429	151,317
Inventories	266,119	250,914
Other current assets	12,381	13,028

Total current assets	500,232	456,703

Property and equipment, net	22,538	24,209
Goodwill	219,810	219,810
Other assets	20,004	15,339

	$762,584	$716,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$230	$268
Accounts payable	106,070	63,850
Accrued expenses and other current liabilities	46,002	43,706

Total current liabilities	152,302	107,824

Long-term obligations:
Borrowings under revolving credit agreement	20,000	20,000
Other long-term obligations, net of current portion	697	783

Total long-term obligations	20,697	20,783

Deferred income taxes and other liabilities	18,476	16,794

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.50 par value	15,557	15,442
Class B common stock, $.50 par value	1,977	1,907
Paid-in capital	294,078	282,636
Accumulated other comprehensive loss, net of tax	(965)	(1,125)
Retained earnings	374,887	386,225
Treasury stock, at cost	(114,425)	(114,425)

Total shareholders’ equity	571,109	570,660

	$762,584	$716,061

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$15,110	$33,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,413	3,569
Share-based compensation	2,659	3,368
Excess tax benefits from share-based compensation	(3,711)	(3,558)
Provision for doubtful accounts	3,245	1,533
Other, net	1,332	3,191
Changes in operating assets and liabilities:
Accounts receivable	(28,357)	(53,007)
Inventories	(15,205)	(50,950)
Accounts payable and other liabilities	48,174	108,383
Other, net	899	755

Net cash provided by operating activities	27,559	46,978

Cash flows from investing activities:
Capital expenditures	(1,578)	(1,766)
Proceeds from sale of property and equipment	148	101

Net cash used in investing activities	(1,430)	(1,665)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(26,451)	(23,897)
Costs related to amendment of revolving credit agreement (Note 8)	(5,253)	—
Net repayments of other long-term obligations	(124)	(123)
Net repayments under revolving credit agreement	—	(30,700)
Excess tax benefits from share-based compensation	3,711	3,558
Net proceeds from issuances of common stock	5,847	2,288

Net cash used in financing activities	(22,270)	(48,874)

Net increase (decrease) in cash and cash equivalents	3,859	(3,561)
Cash and cash equivalents at beginning of period	41,444	9,405

Cash and cash equivalents at end of period	$45,303	$5,844

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 22

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(In thousands, except share and per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

Basis of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, “Watsco,” which may be referred to as we, us or our) audited consolidated financial statements, and the June 30, 2009 unaudited interim condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2008 Annual Report on Form 10-K. All amounts, except share and per share data, are expressed in thousands of dollars.

The results of operations for the quarter and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

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

Accounting Changes

Business Combinations

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” on January 1, 2009. SFAS No. 141R provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination and requires, among other things, that acquisition-related costs in a business combination be expensed as incurred. SFAS No. 141R was effective for business combinations closing after January 1, 2009. In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.” FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Approximately $1,300 of acquisition-related costs are included in selling, general and administrative expenses in our condensed consolidated unaudited statement of income for the six months ended June 30, 2009 as a result of the adoption of SFAS No. 141R.

6 of 22

Earnings per Share

We adopted FASB FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” on January 1, 2009. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our non-vested (restricted) stock are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. We adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009 and computed earnings per share using the two-class method for all periods presented. See Note 2, “Earnings per Share.” The application of FSP EITF 03-6-1 reduced diluted earnings per share for our Common and Class B common stock by the following amounts for the quarters and six months ended June 30, 2009 and 2008:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Diluted earnings per common share excluding effect of FSP EITF 03-6-1	$0.58	$0.94	$0.54	$1.22
Effect of FSP EITF 03-6-1	$0.02	$0.04	$0.02	$0.05

Diluted earnings per common share	$0.56	$0.90	$0.52	$1.17

Recently Adopted Accounting Standards

Noncontrolling Interests

We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin No. 51, on January 1, 2009. The adoption of SFAS No. 160 did not have an impact on these condensed consolidated financial statements. See Note 8, “Subsequent Events.”

Fair Value Measurements

We adopted FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS No. 157, “Fair Value Measurements,” for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed in financial statements at fair value on a recurring basis (at least annually). This standard did not have a material impact on our condensed consolidated financial statements. See Note 4, “Fair Value Measurements.”

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on these condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require fair value disclosures in interim financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on our condensed consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our condensed consolidated financial statements.

7 of 22

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 as of June 30, 2009, which was the required effective date. We have evaluated subsequent events that require recognition and disclosure through the date of this filing. See Note 8, “Subsequent Events.”

Recently Issued Accounting Standards

Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We will adopt SFAS No. 166 beginning January 1, 2010 and do not expect a material impact on our condensed consolidated financial statements.

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R,” which amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FIN No. 46R. We will adopt SFAS No. 167 beginning January 1, 2010 and are currently assessing the potential effect it will have on our condensed consolidated financial statements.

2.	EARNINGS PER SHARE

We calculate earnings per share using the two-class method in accordance with SFAS No. 128, “Earnings per Share,” as clarified by EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” and FSP EITF 03-6-1.

Effective January 1, 2009, upon adoption of FSP EITF 03-6-1, basic earnings per common share for our Common and Class B common stock is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of shares of Common stock and Class B common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to Common stock, Class B common stock and participating securities based on the weighted-average shares outstanding during the period.

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock (2,575,364 and 2,451,956 shares as of June 30, 2009 and 2008, respectively) into Common stock as of the beginning of the period and adjusts for the dilutive effects of outstanding stock options using the treasury stock method.

8 of 22

The following table shows the calculation of basic and diluted earnings per common share for our Common and Class B common stock for the quarters and six months ended June 30, 2009 and 2008:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic Earnings per Share:
Net income available to shareholders	$16,282	$26,050	$15,110	$33,694
Less: Distributed and undistributed income allocated to non-vested (restricted) common stock	(992)	(1,648)	(944)	(2,123)

Earnings allocated to shareholders	$15,290	$24,402	$14,166	$31,571

Allocation of earnings for Basic:
Common stock	$13,825	$22,141	$12,803	$28,636
Class B common stock	1,465	2,261	1,363	2,935

	$15,290	$24,402	$14,166	$31,571

Weighted-average Common and Class B common shares outstanding for basic earnings per share	26,876,952	26,466,612	26,775,500	26,372,485

Basic earnings per common share for Common and Class B common stock	$0.57	$0.92	$0.53	$1.20

Diluted Earnings per Share:
Net income available to shareholders	$16,282	$26,050	$15,110	$33,694
Less: Distributed and undistributed income allocated to non-vested (restricted) common stock	(990)	(1,632)	(953)	(2,110)

Earnings allocated to shareholders	$15,292	$24,418	$14,157	$31,584

Weighted-average Common and Class B common shares outstanding for basic earnings per share	26,876,952	26,466,612	26,775,500	26,372,485
Effect of dilutive stock options	373,264	575,053	381,348	601,303

Weighted-average Common and Class B common Shares outstanding for diluted earnings per share	27,250,216	27,041,665	27,156,848	26,973,788

Diluted earnings per common share for Common and Class B common stock	$0.56	$0.90	$0.52	$1.17

Diluted earnings per share excluded 227,681 and 247,500 shares for the quarters ended June 30, 2009 and 2008, respectively, and 263,152 and 251,821 shares for the six months ended June 30, 2009 and 2008, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

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

9 of 22

At June 30, 2009 and December 31, 2008, two interest rate swap agreements were in effect with notional values of $10,000 each, maturing in October 2009 and October 2011. The swap agreement maturing in October 2009 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.04%. The swap agreement maturing in October 2011 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. During the quarter and six months ended June 30, 2009 and 2008, both hedging relationships were determined to be highly effective in achieving offsetting changes in cash flows.

The negative fair value of the derivative financial instruments was $968 and $1,287 at June 30, 2009 and December 31, 2008, respectively, and is included, net of accrued interest, in accrued expenses and other current liabilities in the condensed consolidated balance sheets. At June 30, 2009 and December 31, 2008, $574, net of deferred tax benefits of $352 and $778, net of deferred tax benefits of $467, respectively, was included in accumulated other comprehensive loss (“OCL”) associated with cash flow hedges.

The net change in OCL during the quarters and six months ended June 30, 2009 and 2008, reflected the reclassification of $148, net of income tax benefit of $88, $76, net of income tax benefit of $46, $293, net of income tax benefit of $173 and $117, net of income tax benefit of $71, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a monthly basis as interest payments occur. We estimate that approximately $500 in unrealized losses on the derivative instruments accumulated in OCL are expected to be reclassified to earnings during the next twelve months using a current 30-day LIBOR-based average receive rate (0.68% at June 30, 2009).

4.	FAIR VALUE MEASUREMENTS

We carry various assets and liabilities at fair value in the condensed consolidated balance sheets. SFAS No. 157, “Fair Value Measurements,” defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, segregated among the appropriate levels within the fair value hierarchy established in SFAS No. 157:

	Fair Value at June 30, 2009	Fair Value Measurements at June 30, 2009 Using
Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$100	$100	—	—

Liabilities:
Derivative financial instruments	$968	—	$968	—

10 of 22

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157:

Available-for-sale securities – the investments are exchange-traded equity securities. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. The fair value of the available-for-sale securities is included in other assets in the condensed consolidated balance sheets.

Derivative financial instruments – the derivatives are pay-variable, receive fixed interest rate swaps based on 30-day LIBOR. Fair value is based on model-derived valuations using the respective LIBOR rate, which is observed at quoted intervals for the full term of the swaps. Therefore, the derivatives are classified within Level 2 of the fair value hierarchy. The fair value of the derivative financial instruments is included, net of accrued interest, in accrued expenses and other current liabilities in the condensed consolidated balance sheets. See Note 3 for further discussion on our derivative financial instruments.

5.	COMPREHENSIVE INCOME

Comprehensive income consists of net income and changes in the unrealized losses on available-for-sale securities and the effective portion of cash flow hedges as further discussed in Note 3, “Derivative Financial Instruments.” The components of comprehensive income for the quarters and six months ended June 30, 2009 and 2008, respectively, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$16,282	$26,050	$15,110	$33,694
Changes in unrealized losses on derivative instruments, net of income tax expense of $70, $210, $115 and $4, respectively	114	353	204	11
Changes in unrealized losses on available-for-sale securities, net of income tax (expense) benefit of $(16), $62, $31 and $137, respectively	27	(99)	(44)	(224)

Comprehensive income	$16,423	$26,304	$15,270	$33,481

6.	SHAREHOLDERS’ EQUITY

Dividends Declared

Our Board of Directors declared cash dividends on Common and Class B common stock of $0.48 per share, $0.45 per share, $0.93 per share and $0.85 per share for the quarters and six months ended June 30, 2009 and 2008, respectively. On July 1, 2009, our Board of Directors declared a regular quarterly cash dividend of $0.48 per share of Common and Class B common stock that was paid on July 31, 2009 to shareholders of record as of July 15, 2009.

Non-Vested (Restricted) Stock Awards

During the quarter and six months ended June 30, 2008, we granted 45,000 shares of non-vested (restricted) stock, respectively. No shares of non-vested (restricted) stock were granted during the quarter and six months ended June 30, 2009.

Stock Options Exercised

During the quarters ended June 30, 2009 and 2008, 152,550 and 60,150, respectively, of stock options were exercised for Common stock. During the six months ended June 30, 2009 and 2008, 420,050 and 476,900, respectively, of stock options were exercised for Common and Class B common stock. Cash received from Common and Class B common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2009 and 2008, was $3,226, $1,731, $5,422 and $1,936, respectively. During the quarters and six months ended June 30, 2009 and 2008, 601 shares of common stock with an aggregate market value of

11 of 22

$23,590 shares of common stock with an aggregate market value of $25, 92,543 shares of common stock with an aggregate market value of $3,357 and 261,014 shares of common stock with an aggregate market value of $9,928, respectively, were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. Upon delivery these shares were retired.

Employee Stock Purchase Plan

During the quarters ended June 30, 2009 and 2008, 6,918 and 4,691, shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $242 and $195, respectively. During the six months ended June 30, 2009 and 2008, 12,112 and 9,038 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $425 and $352, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

We are involved in litigation incidental to the operation of our business. We vigorously defend all matters in which we or our subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect us. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, we believe the ultimate liability associated with any known claims or litigation in which we or our subsidiaries are involved will not materially affect our financial condition or results of operations.

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occurs and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amount of $4,808 and $3,875 at June 30, 2009 and December 31, 2008, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

8.	SUBSEQUENT EVENTS

On July 1, 2009, we completed the formation of a joint venture with Carrier Corporation (“Carrier”), a unit of United Technologies Corporation, to distribute Carrier, Bryant and Payne products throughout the U.S. Sunbelt, Latin America and the Caribbean. The newly formed joint venture, Carrier Enterprise LLC (“Carrier Enterprise”), will operate 110 locations in 20 states and Puerto Rico and serve over 19,000 air conditioning and heating contractors. In the formation of the joint venture, Carrier contributed 95 locations in the U.S. Sunbelt and Puerto Rico and the export division located in Miami, Florida and we contributed 15 locations that currently distribute Carrier, Bryant and Payne products. We purchased a 60% interest in the joint venture for consideration of $172,000 with options to purchase up to an additional 20% interest from Carrier (10% beginning in three years and an additional 10% in five years). We issued 2,985,685 shares of Common stock and 94,784 shares of Class B common stock for consideration of $147,000 and a fair value of $151,097 to Carrier and contributed 15 locations that presently sell Carrier-manufactured products for consideration of $25,000 as total consideration for our 60% interest in the joint venture. The final purchase price is subject to working capital and other adjustments pursuant to the Purchase and Contribution Agreement dated May 3, 2009, as amended June 29, 2009 (“Purchase and Contribution Agreement”).

12 of 22

Watsco’s consolidated revenues on a pro forma basis were approximately $3,000,000 in 2008. The unaudited pro forma revenues for Carrier Enterprise for the quarters ended June 30, 2009 and 2008 were approximately $350,000 and $400,000, respectively. The unaudited pro forma revenues for Carrier Enterprise for the six months ended June 30, 2009 and 2008 were approximately $600,000 and $700,000, respectively. As of the date of this filing, the remaining disclosures relating to the joint venture that are required to be disclosed in accordance with SFAS No. 141R are not yet available due to the work required in the carve out of the contributed locations to the joint venture and evaluation of audit requirements. The required historical and pro forma financial information will be filed in an Amended Current Report on Form 8-K/A by September 17, 2009. All other required disclosures will be included in our Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2009.

On July 1, 2009, we amended our existing $300,000 credit agreement to allow for the consummation of the joint venture. We paid an amendment fee of $5,253 on June 30, 2009 to be amortized ratably through the maturity of the facility, in August 2012. All other significant terms and conditions remained the same, including capacity, pricing and covenant structure.

On July 1, 2009, the newly formed joint venture, Carrier Enterprise, entered into a separate secured three-year $75,000 credit agreement with three lenders. Borrowings under the credit facility will be used by Carrier Enterprise for general corporate purposes, including working capital and permitted acquisitions. The terms of the credit facility also provide for a $15,000 swing loan subfacility and a $5,000 letter of credit subfacility. Borrowings under the credit agreement bear interest at primarily LIBOR-based rates plus a spread which ranges from 275 to 325 basis-points (LIBOR plus 300 basis-points as of June 30, 2009) depending upon Carrier Enterprise’s ratio of total debt to EBITDA. Carrier Enterprise pays a fixed commitment fee on the unused portion of the commitment of 50 basis-points. Alternatively, Carrier Enterprise may elect to have borrowings under the credit facility bear interest at the higher of the prime rate, the federal funds rate plus 50 basis-points or a LIBOR-based rate plus 150 basis-points. The credit facility is secured by all tangible and intangible assets of Carrier Enterprise. The credit agreement contains customary affirmative and negative covenants and warranties, including compliance with a monthly borrowing base certificate with advance rates on accounts receivable and inventory, two financial covenants with respect to Carrier Enterprise’s leverage and interest coverage ratios and limits the level of capital expenditures in addition to other restrictions. The credit facility matures in July 2012. As of the date of this filing, no borrowings were outstanding under this credit facility.

On August 7, 2009, a capital contribution in the amount of $80,000 was made to Carrier Enterprise pursuant to the Purchase and Contribution Agreement. Our share of the contribution totaling $48,000 was made in cash. Carrier’s share of the contribution totaling $32,000 consisted of inventory.

We evaluated subsequent events through August 7, 2009, the date our condensed consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included under Item 1, “Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 and is the largest independent distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the United States. We operate from 505 locations in 35 states at August 7, 2009.

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

13 of 22

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

Items Affecting Comparability Between Periods

See Note 1 to the notes to condensed consolidated financial statements for a discussion of the impact of changes in accounting standards.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed on February 27, 2009. We believe that there have been no significant changes during the quarter and six months ended June 30, 2009 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table summarizes information derived from the condensed consolidated statements of income expressed as a percentage of revenues for the quarters and six months ended June 30, 2009 and 2008:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.1	74.3	74.8	74.3

Gross profit	24.9	25.7	25.2	25.7
Selling, general and administrative expenses	18.4	17.4	21.6	19.5

Operating income	6.5	8.3	3.6	6.2
Interest expense, net	0.1	0.1	0.1	0.1

Income before income taxes	6.4	8.2	3.5	6.1
Income taxes	2.4	3.1	1.3	2.3

Net income	4.0%	5.1%	2.2%	3.8%

14 of 22

QUARTER ENDED JUNE 30, 2009 VS. QUARTER ENDED JUNE 30, 2008

Revenues

Revenues for the quarter ended June 30, 2009 decreased $104.9 million, or 21%, compared to the same period in 2008 and reflected a 15% decline in sales of HVAC equipment, a 28% decline in sales of other HVAC parts and supplies and a 15% decline in sales of refrigeration products. Revenues for the quarter ended June 30, 2009 were impacted by current economic conditions, a late start to the cooling season coupled with lower pricing on certain commodity products that are sensitive to changes in commodity prices (copper tubing, galvanized sheet metal and refrigerant). The commodity products accounted for approximately 13% of total revenues for the quarter.

Gross Profit

Gross profit for the quarter ended June 30, 2009 decreased $30.1 million, or 23%, compared to the same period in 2008, primarily as a result of lower revenues. Gross profit margin for the quarter ended June 30, 2009 declined 80 basis-points to 24.9% versus 25.7% for the same period in 2008. The decline in gross profit margin primarily resulted from lower margins on certain commodity products that are sensitive to changes in commodity prices (a 53 basis-point impact) and a shift in sales mix toward HVAC equipment, which generates a lower gross profit margin versus non-equipment products (a 19 basis-point impact).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2009 decreased $14.0 million, or 16%, compared to the same period in 2008. Selling, general and administrative expenses as a percent of revenues for the quarter ended June 30, 2009 increased to 18.4% from 17.4% for the same period in 2008. The increase in selling, general, and administrative expenses as a percentage of revenues is primarily due to the decline in revenues, the relative inefficiency of fixed operating costs and $1.1 million of acquisition-related costs expensed in accordance with SFAS No. 141R.

Interest Expense, Net

Net interest expense for the quarter ended June 30, 2009 decreased 11%, compared to the same period in 2008, primarily as a result of a 36% decrease in average outstanding borrowings as compared to 2008.

Income Taxes

The effective tax rate for the quarter ended June 30, 2009 decreased to 37.3% from 37.9% for the quarter ended June 30, 2008. The lower effective tax rate is primarily due to a reduction in gross unrecognized tax benefits.

SIX MONTHS ENDED JUNE 30, 2009 VS. SIX MONTHS ENDED JUNE 30, 2008

Revenues

Revenues for the six months ended June 30, 2009 decreased $193.9 million, or 22%, over the same period in 2008 and reflected an 18% decline in sales of HVAC equipment, a 27% decline in sales of HVAC parts and supplies and a 16% decline in sales of refrigeration products. Revenues for the six months ended June 30, 2009 were impacted by current economic conditions, a late start to the cooling season and by lower pricing on certain commodity products that are sensitive to changes in commodity prices (copper tubing, galvanized sheet metal and refrigerant). These commodity products accounted for approximately 13% of total revenues for the six months ended June 30, 2009.

Gross Profit

Gross profit for the six months ended June 30, 2009 decreased $53.8 million, or 24%, compared to the same period in 2008, primarily as a result of lower revenues. Gross profit margin for the six months ended June 30, 2009 declined 50 basis-points to 25.2% versus 25.7% for the same period in 2008. The decline of gross profit margin is primarily due to lower margins on certain commodity products that are sensitive to changes in commodity prices (a 55 basis-point impact) and a shift in sales mix toward HVAC equipment, which generates a lower gross profit margin versus non-equipment products (a 10 basis-point impact).

15 of 22

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2009 decreased $23.4 million, or 13%, compared to the same period in 2008. Selling, general and administrative expenses as a percent of revenues for the six months ended June 30, 2009 increased to 21.6% from 19.5% for the same period in 2008. The increase in selling, general, and administrative expenses as a percentage of revenues is primarily due to the decline in revenues and the relative inefficiency of fixed operating costs. Selling, general and administrative expenses were also impacted by higher bad debt expense of $1.7 million and $1.3 million of acquisition-related costs expensed in accordance with SFAS No. 141R over the same period in 2008.

Interest Expense, Net

Net interest expense for the six months ended June 30, 2009 decreased $.3 million, or 32%, compared to the same period in 2008, primarily as a result of a 51% decrease in average outstanding borrowings.

Income Taxes

The effective tax rate decreased to 37.2% for the six months ended June 30, 2009 from 37.8% for the six months ended June 30, 2008. The lower effective tax rate is primarily due to a reduction in gross unrecognized tax benefits.

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

We rely on cash flows from operations and our line of credit to fund seasonal working capital needs, financial commitments and short-term liquidity needs, including funds necessary for business acquisitions. Disruptions in the capital and credit markets, such as have been experienced during 2008 and 2009, could adversely affect our ability to draw on our line of credit. Our access to funds under the line of credit is dependent on the ability of the banks to meet their funding commitments. Recent disruptions in capital and credit markets have also affected the determination of interest rates for borrowers, particularly rates based on LIBOR, as is our line of credit. Continued disruptions in these markets and their affect on interest rates could result in increased borrowing costs under our line of credit. We believe that, at present, cash flows from operations combined with those available under our line of credit are sufficient to satisfy our current liquidity needs, including our anticipated dividend payments and capital expenditures.

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2009 and 2008:

	2009	2008	Change

Operating activities	$27.6	$47.0	$(19.4)

Investing activities	$(1.4)	$(1.7)	$0.3

Financing activities	$(22.3)	$(48.9)	$26.6

16 of 22

Operating Activities

The decrease in net cash provided by operating activities primarily resulted from the lower net income in 2009 versus 2008.

Investing Activities

The decrease in net cash used in investing activities is due to lower capital expenditures in 2009.

Financing Activities

The decrease in net cash used in financing activities is primarily attributable to $30.7 million of net repayments made in 2008 under our revolving credit agreement.

Revolving Credit Agreements

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $300.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. The credit facility matures in August 2012. At June 30, 2009 and December 31, 2008, $20.0 million was outstanding under the revolving credit agreement.

On July 1, 2009, we amended our existing $300.0 million credit agreement to allow for the consummation of a joint venture, Carrier Enterprise LLC, (“Carrier Enterprise”). We paid an amendment fee of $5.3 million on June 30, 2009, which will be amortized ratably through the maturity of the facility, in August 2012. All other significant terms and conditions remained the same, including capacity, pricing and covenant structure.

On August 7, 2009, we funded our required capital contribution to Carrier Enterprise in the amount of $48.0 million by incurring additional borrowings of $20.0 million under our revolving credit agreement and using cash on hand.

The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We believe we were in compliance with all covenants and financial ratios at June 30, 2009.

On July 1, 2009, Carrier Enterprise entered into a separate secured three-year $75.0 million credit agreement with three lenders. Borrowings under the credit facility will be used by Carrier Enterprise for general corporate purposes, including working capital and permitted acquisitions. The credit facility is secured by all tangible and intangible assets of Carrier Enterprise. The credit agreement contains customary affirmative and negative covenants and warranties, including compliance with a monthly borrowing base certificate with advance rates on accounts receivable and inventory, two financial covenants with respect to Carrier Enterprise’s leverage and interest coverage ratios and limits the level of capital expenditures in addition to other restrictions. The credit facility matures in July 2012. As of the date of this filing, no borrowings were outstanding under this credit facility.

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

Common Stock Dividends

Cash dividends of $.93 per share and $.85 per share of Common stock and Class B common stock were paid during the six months ended June 30, 2009 and 2008, respectively. On July 1, 2009, the Board of Directors declared a regular quarterly cash dividend of $0.48 per share of Common and Class B common stock that was paid on July 31, 2009 to shareholders of record as of July 15, 2009. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, and restrictions under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

17 of 22

Capital Resources

We believe we have adequate availability of capital from operations and our current credit facility to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of June 30, 2009, we had $45.3 million of cash and cash equivalents and $276.3 million of additional borrowing capacity under the revolving credit agreement to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe our financial position and earnings history provide a sufficient base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 to the notes to condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

18 of 22

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 1, 2009, we completed the formation of a joint venture with Carrier Corporation (“Carrier”), a unit of United Technologies Corporation, to distribute Carrier, Bryant and Payne products throughout the U.S. Sunbelt, Latin America and the Caribbean. The newly formed joint venture, Carrier Enterprises LLC, will operate 110 locations in 20 states and Puerto Rico and serve over 19,000 air conditioning and heating contractors. In the formation of the joint venture, Carrier contributed 95 locations in the U.S. Sunbelt and Puerto Rico and the export division located in Miami, Florida and we contributed 15 locations that currently distribute Carrier, Bryant and Payne products. We purchased a 60% interest in the joint venture for consideration of approximately $172.0 million with options to purchase up to an additional 20% interest from Carrier (10% beginning in three years and an additional 10% in five years).

We issued 3,080,469 shares of our common stock on July 1, 2009, having a fair value of $151.1 million to Carrier, which diluted our existing stockholders’ ownership interest, and contributed 15 locations that presently sell Carrier-manufactured products as consideration for our 60% interest in the joint venture. The joint venture involves a number of risks, including the following:

•	the successful operation and/or integration of the joint venture in an effective manner;

•	diversion of management’s attention from other daily functions;

•	possible loss of key employees and/or customer relationships of the joint venture; and

19 of 22

•	issuance by us of equity securities that diluted ownership of our existing stockholders.

Information about risk factors for the quarter ended June 30, 2009, do not differ materially from that set forth in Part I, Item 1A, of our 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Through June 30, 2009, 6.4 million shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. The remaining 1.1 million shares authorized for repurchase are subject to certain restrictions included in our debt agreement. During the quarter ended June 30, 2009, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Dividends

Cash dividends of $0.48 per share, $0.45 per share, $0.93 per share and $0.85 per share of Common stock and Class B common stock were paid during the quarters and six months ended June 30, 2009 and 2008, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our 2009 Annual Meeting of Shareholders was held on May 29, 2009.

(b)	Our management solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management’s director nominees as listed in the proxy statement. The following director nominees were elected as indicated in the proxy statement pursuant to the vote of the shareholders (the Common stock directors having been elected by holders of our Common stock voting as a single class and the Class B common stock directors having been elected by holders of the Class B common stock voting as a single class):

	Votes For	Votes Withheld
Common Stock Directors
Robert L. Berner III	18,185,039	4,780,037
Denise Dickins	18,184,675	4,780,401
Gary L. Tapella	18,185,885	4,779,191

Class B Common Stock Directors
Cesar L. Alvarez	38,017,210	333,750
Frederick H. Joseph	38,017,210	333,750
Albert H. Nahmad	37,998,950	352,010

Mr. Berner was re-elected to a one-year term. Dr. Dickins and Mr. Joseph were re-elected to a two-year term. Messrs. Alvarez, Nahmad and Tapella were re-elected to a three-year term.

(c)	A proposal was voted upon at the Annual Meeting of Shareholders to approve, adopt and ratify our Amended and Restated 2001 Incentive Compensation Plan to, among other items, increase the amount of shares of common stock reserved for issuance from 3,000,000 to 4,000,000 shares.

20 of 22

The combined vote of our Common and Class B common stock was as follows:

For	49,966,321
Against	7,410,023
Withheld	817,154

(d)	A proposal was voted upon at the Annual Meeting of Shareholders to approve an amendment to our Amended and Restated Articles of Incorporation to provide that vacancies filled by the Board of Directors be subject to reelection at the next annual meeting of shareholders.

The combined vote of our Common and Class B common stock was as follows:

For	60,386,962
Against	896,035
Withheld	33,030

(e)	A proposal was voted upon at the Annual Meeting of Shareholders to approve an amendment to our Amended and Restated Articles of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock.

The combined vote of our Common and Class B common stock was as follows:

For	43,400,850
Against	14,739,136
Withheld	53,512

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. #

Note to exhibits:

#	submitted electronically herewith.

21 of 22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

August 7, 2009

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