Form 10-Q
period 2009-09-30
WATSCO INC
filed 2009-11-09
CIK 105016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Quarterly Period Ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,879,770 shares of Common stock ($.50 par value), excluding treasury shares of 6,322,650 and 4,163,726 shares of Class B common stock ($.50 par value), excluding treasury shares of 48,263, were outstanding as of November 5, 2009.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 22

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$741,895	$475,225	$1,438,209	$1,365,446
Cost of sales	569,886	348,552	1,090,981	1,009,709

Gross profit	172,009	126,673	347,228	355,737
Selling, general and administrative expenses	130,557	88,969	281,044	262,881

Operating income	41,452	37,704	66,184	92,856
Interest expense, net	1,031	632	1,703	1,614

Income before income taxes	40,421	37,072	64,481	91,242
Income taxes	13,280	13,740	22,230	34,216

Net income	27,141	23,332	42,251	57,026
Less: net income attributable to the noncontrolling interest	6,010	—	6,010	—

Net income attributable to Watsco, Inc.	$21,131	$23,332	$36,241	$57,026

Earnings per share for Common and Class B common stock:
Basic	$.66	$.82	$1.21	$2.02

Diluted	$.66	$.81	$1.21	$1.98

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$65,317	$41,444
Accounts receivable, net	326,022	151,317
Inventories	457,951	250,914
Other current assets	18,485	13,028

Total current assets	867,775	456,703

Property and equipment, net	33,567	24,209
Goodwill	287,790	219,810
Other assets	70,565	15,339

	$1,259,697	$716,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$178	$268
Accounts payable	203,898	63,850
Accrued expenses and other current liabilities	85,154	43,706

Total current liabilities	289,230	107,824

Long-term obligations:
Borrowings under revolving credit agreement	43,000	20,000
Other long-term obligations, net of current portion	688	783

Total long-term obligations	43,688	20,783

Deferred income taxes and other liabilities	24,462	16,794

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $.50 par value	17,098	15,442
Class B common stock, $.50 par value	2,106	1,907
Preferred stock, $.50 par value	—	—
Paid-in capital	461,621	282,636
Accumulated other comprehensive loss, net of tax	(872)	(1,125)
Retained earnings	380,760	386,225
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	746,288	570,660

Noncontrolling interest	156,029	—

Total shareholders’ equity	902,317	570,660

	$1,259,697	$716,061

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2009 and 2008

(In thousands)

	2009	2008
Cash flows from operating activities:
Net income	$42,251	$57,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,924	5,351
Share-based compensation	3,791	4,876
Excess tax benefits from share-based compensation	(9,038)	(4,515)
Provision for doubtful accounts	3,558	1,996
Other, net	2,608	4,359
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,769	(18,194)
Inventories	(44,291)	(25,570)
Accounts payable and other liabilities	22,328	13,272
Other, net	1,583	(1,521)

Net cash provided by operating activities	38,483	37,080

Cash flows from investing activities:
Capital expenditures	(4,187)	(3,219)
Business acquisitions	(4,057)	76
Proceeds from sale of property and equipment	188	182

Net cash used in investing activities	(8,056)	(2,961)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(41,706)	(36,622)
Costs to amend revolving credit agreement	(5,483)	—
Costs of joint venture credit agreement	(1,212)	—
Net repayments of other long-term obligations	(184)	(196)
Purchase of treasury stock	—	(1,675)
Excess tax benefits from share-based compensation	9,038	4,515
Net proceeds from issuances of common stock	9,993	5,227
Net proceeds (repayments) under revolving credit agreement	23,000	(6,000)

Net cash used in financing activities	(6,554)	(34,751)

Net increase (decrease) in cash and cash equivalents	23,873	(632)
Cash and cash equivalents at beginning of period	41,444	9,405

Cash and cash equivalents at end of period	$65,317	$8,773

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 22

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2009

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from Watsco, Inc. and its subsidiaries’ (collectively, “Watsco,” which may be referred to as we, us or our) audited consolidated financial statements, and the September 30, 2009 interim condensed consolidated unaudited financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K. All amounts, except share and per share data, are expressed in thousands of dollars.

The condensed consolidated unaudited financial statements include the accounts of Watsco, Inc. and all of its wholly-owned subsidiaries and effective July 1, 2009, includes a joint venture in which a 60% controlling interest is maintained. See Note 6, “Acquisitions.” All significant intercompany balances and transactions have been eliminated.

The results of operations for the quarter and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

Use of Estimates

The preparation of condensed consolidated unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves related to self-insurance programs and valuation of goodwill and indefinite life intangible assets. Actual results could differ from those estimates.

Accounting Changes

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the accounting guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination and require, among other things, that acquisition-related costs in a business combination be expensed as incurred. This guidance was effective for business combinations closing after January 1, 2009. See Note 6, “Acquisitions.”

Earnings per Share

In June 2008, the FASB issued accounting guidance on earnings per share which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our non-vested (restricted) stock are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. We adopted the provisions of this accounting guidance effective January 1, 2009 and computed earnings per share using the two-class method for all periods presented. See Note 2, “Earnings per Share.” The two-class method of computing earnings per share based on the new accounting guidance adopted on January 1, 2009 reduced diluted earnings per share for our Common and Class B common stock by the following amounts:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Diluted earnings per common share excluding effect of the two-class method	$0.68	$0.84	$1.25	$2.06
Less: effect of the two-class method	$0.02	$0.03	$0.04	$0.08

Diluted earnings per common share	$0.66	$0.81	$1.21	$1.98

6 of 22

Recently Adopted Accounting Standards

Noncontrolling Interests

On January 1, 2009, we adopted a new accounting standard issued by the FASB which clarified that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The adoption of this guidance affected our condensed consolidated unaudited financial statements beginning July, 1, 2009 as a result of the formation of a joint venture with Carrier Corporation (“Carrier”). See Note 6, “Acquisitions” and Note 9, “Shareholders’ Equity.”

Fair Value Measurements

On January 1, 2009, we adopted accounting guidance issued by the FASB which had previously deferred the effective date of fair value measurements for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed in financial statements at fair value on a recurring basis (at least annually). The adoption of this guidance did not have a material impact on our condensed consolidated unaudited financial statements. See Note 4, “Fair Value Measurements.”

Effective June 30, 2009, we adopted accounting guidance issued by the FASB that provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The adoption of this guidance did not have a material impact on our condensed consolidated unaudited financial statements.

Effective June 30, 2009, we adopted guidance amended by the FASB that requires fair value disclosures in interim financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The adoption of this guidance did not have an impact on our condensed consolidated unaudited financial statements.

Other-Than-Temporary Impairments

Effective June 30, 2009, we adopted accounting guidance issued by the FASB that changed the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The adoption of this guidance did not have a material impact on our condensed consolidated unaudited financial statements.

Disclosures about Derivative Instruments and Hedging Activities

On January 1, 2009, we adopted a new accounting standard issued by the FASB which requires enhanced disclosures about an entity’s derivative and hedging activities. The adoption of this guidance did not change our accounting for derivative instruments and did not have a material impact on our condensed consolidated unaudited financial statements. See Note 3, “Derivative Financial Instruments.”

Subsequent Events

Effective June 30, 2009, we adopted a new accounting standard issued by the FASB which provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. We have evaluated subsequent events that require recognition and disclosure through November 9, 2009, the date our condensed consolidated unaudited financial statements were issued.

FASB Accounting Standards Codification

Effective September 30, 2009, we adopted authoritative guidance issued by the FASB codifying U.S. GAAP. While the guidance was not intended to change U.S. GAAP, it did change the way we reference these accounting principles in the notes to the condensed consolidated unaudited financial statements. This guidance was effective for interim and annual reporting periods ending after September 15, 2009. The adoption of this authoritative guidance changed how we reference U.S. GAAP in our disclosures.

Recently Issued Accounting Standards

Transfers of Financial Assets

In June 2009, the FASB issued a new accounting standard which addresses the accounting and disclosure requirements for transfers of financial assets. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those years. We will adopt this guidance beginning January 1, 2010 and do not expect a material impact on our condensed consolidated unaudited financial statements.

7 of 22

Variable Interest Entities

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, and interim periods within those years. We will adopt this guidance beginning January 1, 2010 and are currently assessing the potential effect it will have on our condensed consolidated unaudited financial statements.

2.	EARNINGS PER SHARE

Effective January 1, 2009, we compute basic earnings per common share for our Common and Class B common stock by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of shares of Common stock and Class B common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to Common stock, Class B common stock and participating securities based on the weighted-average shares outstanding during the period.

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock (2,833,916 and 2,441,546 shares as of September 30, 2009 and 2008, respectively) into Common stock as of the beginning of the period and adjusts for the dilutive effects of outstanding stock options using the treasury stock method.

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic Earnings per Share:
Net income available to Watsco, Inc.	$21,131	$23,332	$36,241	$57,026
Less: distributed and undistributed income allocated to non-vested (restricted) common stock	1,162	1,473	2,480	3,595

Earnings allocated to Watsco, Inc.’s shareholders	$19,969	$21,859	$33,761	$53,431

Allocation of earnings for Basic:
Common stock	$18,094	$19,848	$30,335	$48,495
Class B common stock	1,875	2,011	3,426	4,936

	$19,969	$21,859	$33,761	$53,431

Diluted Earnings per Share:
Net income available to Watsco, Inc.	$21,131	$23,332	$36,241	$57,026
Less: distributed and undistributed income allocated to non-vested (restricted) common stock	1,159	1,460	2,480	3,569

Earnings allocated to Watsco, Inc.’s shareholders	$19,972	$21,872	$33,761	$53,457

Weighted-average Common and Class B common shares outstanding for Basic	30,178,749	26,539,169	27,922,382	26,428,452
Effect of dilutive stock options	258,325	578,838	—	593,759

Weighted-average Common and Class B common shares outstanding for Diluted	30,437,074	27,118,007	27,922,382	27,022,211

Diluted earnings per share excluded 152,940 and 227,859 shares for the quarters ended September 30, 2009 and 2008, respectively, and 243,055 and 251,487 shares for the nine months ended September 30, 2009 and 2008, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

3.	DERIVATIVE FINANCIAL INSTRUMENTS

Periodically, we enter into interest rate swap agreements to reduce our exposure to market risks from changing interest rates under our revolving credit agreement. Under the terms of the swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on our interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. Financial instruments are not held or issued for trading purposes. In order to obtain hedge accounting treatment, any derivatives used for hedging purposes must be designated as, and effective as, a

8 of 22

hedge of an identified risk exposure at the inception of the contract. Changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Accordingly, we record all derivative instruments as either assets or liabilities on the condensed consolidated balance sheets at their respective fair values. We record the change in the fair value of a derivative instrument designated as a cash flow hedge in other comprehensive income to the extent the derivative is effective, and recognize the change in the statement of income when the hedged item affects earnings. Both of our interest rate hedges are designated as cash flow hedges.

At September 30, 2009 and December 31, 2008, two interest rate swap agreements were in effect with notional values of $10,000 each, maturing in October 2009 and October 2011. The swap agreement that matured in October 2009 exchanged the variable rate of 30-day LIBOR to a fixed interest rate of 5.04%. The swap agreement maturing in October 2011 exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. During the quarter and nine months ended September 30, 2009 and 2008, both hedging relationships were determined to be highly effective in achieving offsetting changes in cash flows.

The negative fair value of the derivative financial instruments was $837 and $1,287 at September 30, 2009 and December 31, 2008, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the condensed consolidated unaudited balance sheets. At September 30, 2009 and December 31, 2008, $495, net of deferred tax benefits of $301 and $778, net of deferred tax benefits of $467, respectively, was included in accumulated other comprehensive loss (“OCL”) associated with cash flow hedges.

The net change in OCL during the quarters and nine months ended September 30, 2009 and 2008, reflected the reclassification of $152, net of income tax benefit of $92, $83, net of income tax benefit of $49, $441, net of income tax benefit of $268 and $200, net of income tax benefit of $120, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated unaudited statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a monthly basis as interest payments occur. We estimate that approximately $500 in unrealized losses on the derivative instruments accumulated in OCL are expected to be reclassified to earnings during the next twelve months using a current 30-day LIBOR-based average receive rate (0.54% at September 30, 2009).

4.	FAIR VALUE MEASUREMENTS

We carry various assets and liabilities at fair value in the condensed consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Three levels of inputs that may be used, listed in order of priority, to measure fair value are as follows:

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, segregated among the appropriate levels within the fair value hierarchy:

Description	Fair Value at September 30, 2009	Fair Value Measurements at September 30, 2009 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$124	$124	—	—

Liabilities:
Derivative financial instruments	$837	—	$837	—

The following is a description of the valuation techniques used for these items, as well as the level of input used to measure fair value:

Available-for-sale securities – the investments are exchange-traded equity securities. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

Derivative financial instruments – the derivatives are pay-variable, receive fixed interest rate swaps based on 30-day LIBOR. Fair value is based on model-derived valuations using the respective LIBOR rate, which is observed at quoted intervals for the full term of the swaps. Therefore, the derivatives are classified within Level 2 of the fair value hierarchy. See Note 3, “Derivative Financial Instruments.”

9 of 22

5.	COMPREHENSIVE INCOME

Comprehensive income consists of net income and changes in the unrealized losses on available-for-sale securities and the effective portion of cash flow hedges as further discussed in Note 3, “Derivative Financial Instruments.” The components of comprehensive income are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$27,141	$23,332	$42,251	$57,026
Changes in unrealized losses on derivative instruments, net of income tax expense of $51, $33, $166 and $37, respectively	79	51	283	62
Changes in unrealized gains (losses) on available-for-sale securities, net of income tax (expense) benefit of $(10), $4, $21 and $141, respectively	14	(11)	(30)	(235)

Comprehensive income	27,234	23,372	42,504	56,853
Less: comprehensive income attributable to the noncontrolling interest	6,010	—	6,010	—

Comprehensive income attributable to Watsco, Inc.	$21,224	$23,372	$36,494	$56,853

6.	ACQUISITIONS

On July 1, 2009, we completed the formation of a joint venture with Carrier, a unit of United Technologies Corporation, to distribute Carrier, Bryant and Payne products throughout the U.S. Sunbelt, Latin America and the Caribbean. The newly formed joint venture, Carrier Enterprise, LLC (“Carrier Enterprise”), operates 110 locations in 20 states and Puerto Rico and serves over 19,000 air conditioning and heating contractors. In the formation of the joint venture, Carrier contributed 95 locations in the U.S. Sunbelt and Puerto Rico and the export division located in Miami, Florida and we contributed 15 locations that currently distribute Carrier, Bryant and Payne products. We purchased a 60% interest in the joint venture for consideration of $172,000 and a fair value of $176,056 with options to purchase up to an additional 20% interest from Carrier (10% beginning in July 2012 and an additional 10% in July 2014). We issued 2,985,685 shares of Common stock and 94,784 shares of Class B common stock for consideration of $147,000 and a fair value of $151,056 to Carrier and contributed 15 locations that presently sell Carrier-manufactured products for consideration of $25,000 as total consideration for our 60% interest in the joint venture. The fair value of the Common and Class B common stock issued as consideration was determined based on of the closing market price of our common stock on July 1, 2009. As a result of the joint venture, we operate as the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies in the HVAC/R industry and expanded our ability to serve over 50,000 customers in 36 states.

Based on our preliminary valuation, the purchase price is anticipated to result in the recognition of $117,080 in goodwill and intangibles. The fair value of the identified intangible assets was $49,100 and consisted of trade names, distribution rights and customer relationships. The acquired goodwill recognized will be deductible for income tax purposes over 15 years. The final purchase price is subject to working capital adjustments of approximately $6,000 pursuant to the Purchase and Contribution Agreement dated May 3, 2009, as amended June 29, 2009, (“Purchase and Contribution Agreement”) and is expected to be completed during the fourth quarter of 2009.

The preliminary purchase price allocation is based upon a purchase price of $176,056 which represents the fair value of our 60% interest in the joint venture. The table below presents the allocation of the total consideration to tangible and intangible assets acquired, liabilities assumed and the noncontrolling interest from the formation of the joint venture based on the respective fair values as of July 1, 2009:

Accounts receivable	$186,015
Inventories	128,670
Other current assets	4,784
Property and equipment	10,048
Goodwill and intangibles	117,080
Other assets	1,711
Accounts payable and accrued expenses	(162,694)
Other liabilities	(3,987)
Noncontrolling interest	(105,571)

Total preliminary purchase price	$176,056

The fair value of the assets acquired includes trade receivables and other receivables recognized in the ordinary course of business with a fair value of $186,015. The gross amount outstanding is $191,011, of which $4,996 is expected to be uncollectible. The fair value of the noncontrolling interest was determined by applying a pro-rata value of the total invested capital adjusted for a discount for lack of control that market participants would consider when estimating the fair value of the noncontrolling interest. As a result of our contribution of 15 locations to the joint venture, $12,448 representing 40% of the carrying value of the contributed locations was attributed to the noncontrolling interest and $12,552 representing 40% of the difference between the fair value and carrying value of the contributed locations was recognized as an increase to paid-in capital.

10 of 22

Revenues of $336,876 and net income of $5,222 attributable to Watsco were contributed by the new Carrier Enterprise locations during the quarter and nine months ended September 30, 2009. The unaudited pro forma financial information combining our results of operations with the operations of Carrier Enterprise as if the joint venture had been consummated on January 1, 2008 is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$741,895	$829,922	$1,998,713	$2,345,205

Net income	27,141	35,232	50,686	74,535
Less: net income attributable to the noncontrolling interest	6,010	6,948	11,481	11,003

Net income attributable to Watsco, Inc.	$21,131	$28,284	$39,205	$63,532

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information from the beginning of the periods presented until the acquisition date includes adjustments to record income taxes related to our portion of Carrier Enterprise’s income, bank fees paid to amend our existing $300,000 revolving credit agreement entered into upon the consummation of the joint venture, bank fees paid by Carrier Enterprise to enter into a separate secured three-year $75,000 revolving credit agreement and amortization related to identified intangible assets with finite lives and does not include adjustments to remove certain corporate expenses of Carrier Enterprise, which may not be incurred in future periods, adjustments for depreciation, or synergies (primarily related to improved gross profit and lower general and administrative expenses) that may be realized subsequent to the acquisition date. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated Carrier Enterprise as of the beginning of the periods presented.

In August 2009, one of our subsidiaries acquired certain assets and assumed certain liabilities of a wholesale distributor of air conditioning and heating products operating from six locations in Utah and serving over 500 customers. The purchase price of the acquisition included a cash payment of $4,057.

The results of operations of these acquired locations have been included in the condensed consolidated unaudited financial statements from their respective dates of acquisition. The pro forma effect of the August 2009 acquisition was not deemed significant to the condensed consolidated unaudited financial statements.

Approximately $2,500 and $3,800 of acquisition-related costs are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income for the quarter and nine months ended September 30, 2009, respectively.

7.	GOODWILL AND INTANGIBLES

The change in the carrying amount of goodwill is as follows:

Balance at December 31, 2008	$219,810
Acquired goodwill	67,980

Balance at September 30, 2009	$287,790

Intangible assets, net, included in other assets in the condensed consolidated unaudited balance sheets consist of:

	September 30, 2009	December 31, 2008
Unamortizable intangible assets:
Trade names, trademarks and distribution rights	$38,083	$5,683
Amortizable intangible assets:
Customer relationships	22,120	5,420
Non-compete agreements	369	369
Less: accumulated amortization	(1,510)	(814)

Amortizable intangible assets, net	20,979	4,975

	$59,062	$10,658

11 of 22

8.	REVOLVING CREDIT AGREEMENTS

Watsco Revolving Credit Agreement

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $300,000. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. The credit facility matures in August 2012. At September 30, 2009 and December 31, 2008, $43,000 and $20,000, respectively, were outstanding under the revolving credit agreement. In August 2009, a capital contribution in the amount of $80,000 was made to Carrier Enterprise pursuant to the Purchase and Contribution Agreement. Our share of the capital contribution totaling $48,000 was funded by incurring additional borrowings of $20,000 under the revolving credit agreement and using cash on hand. Carrier’s share of the contribution totaling $32,000 consisted of inventory. See Note 9, “Noncontrolling Interest.”

On July 1, 2009, we amended our $300,000 credit agreement to allow for the consummation of the joint venture, Carrier Enterprise. We paid an amendment fee of $5,483, which is being amortized ratably through the maturity of the facility in August 2012. All other significant terms and conditions remained the same, including capacity, pricing and covenant structure.

The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We believe we were in compliance with all covenants and financial ratios at September 30, 2009.

Carrier Enterprise Revolving Credit Agreement

On July 1, 2009, Carrier Enterprise entered into a separate secured three-year $75,000 revolving credit agreement with three lenders. Borrowings under the credit facility will be used by Carrier Enterprise for general corporate purposes, including working capital and permitted acquisitions. The credit facility is secured by all tangible and intangible assets of Carrier Enterprise. Carrier Enterprise paid $1,212 of fees in connection with the credit agreement, which are being amortized ratably through the maturity of the facility in July 2012. As of September 30, 2009, no borrowings were outstanding under this credit facility.

The revolving credit agreement contains customary affirmative and negative covenants and warranties, including compliance with a monthly borrowing base certificate with advance rates on accounts receivable and inventory, two financial covenants with respect to Carrier Enterprise’s leverage and interest coverage ratios and limits the level of capital expenditures in addition to other restrictions. We believe Carrier Enterprise was in compliance with all covenants and financial ratios at September 30, 2009.

9.	SHAREHOLDERS’ EQUITY

Common Stock Issued

On July 1, 2009, as a result of the newly formed joint venture Carrier Enterprise, we issued 2,985,685 shares of Common stock and 94,784 shares of Class B common stock having a fair value of $151,056 to Carrier. See Note 6, “Acquisitions.”

Dividends Declared

Our Board of Directors declared cash dividends on Common and Class B common stock of $0.48 per share, $0.45 per share, $1.41 per share and $1.30 per share for the quarters and nine months ended September 30, 2009 and 2008, respectively. On October 1, 2009, our Board of Directors declared a regular quarterly cash dividend of $0.48 per share of Common and Class B common stock that was paid on October 30, 2009 to shareholders of record as of October 15, 2009.

Non-Vested (Restricted) Stock

During the quarter ended September 30, 2009, we granted 10,000 shares of non-vested (restricted) stock. No shares of non-vested (restricted) stock were granted during the quarter ended September 30, 2008. During the nine months ended September 30, 2009 and 2008, we granted 10,000 and 45,000 shares of non-vested (restricted) stock, respectively. During the nine months ended September 30, 2009 and 2008, 601 shares of Common stock with an aggregate market value of $23 and 590 shares of Common stock with an aggregate market value of $25, respectively, were delivered as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. Upon delivery these shares were retired.

Stock Options

During the quarters ended September 30, 2009 and 2008, 344,550 and 117,033, respectively, of stock options were exercised for Common and Class B common stock. During the nine months ended September 30, 2009 and 2008, 764,600 and 593,933, respectively, of stock options were exercised for Common and Class B common stock. Cash received from Common and Class B common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2009 and 2008, was $3,982, $2,767, $9,404 and $4,703, respectively. During the quarter ended September 30, 2009, 94,651 shares of Common and Class B common stock with an aggregate market value of $5,110 were delivered as payment in lieu of cash for stock option exercises

12 of 22

and related tax withholdings. During the nine months ended September 30, 2009 and 2008, 186,593 shares of Common and Class B common stock with an aggregate market value of $8,444 and 260,424 shares of common stock with an aggregate market value of $9,904, respectively, were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. Upon delivery these shares were retired.

Employee Stock Purchase Plan

During the quarters ended September 30, 2009 and 2008, 3,292 and 3,875, shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $164 and $172, respectively. During the nine months ended September 30, 2009 and 2008, 15,404 and 12,913 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $589 and $524, respectively.

Stock Repurchased

Our Board of Directors has authorized the repurchase, at management’s discretion, of 7,500,000 shares in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. During the quarter and nine months ended September 30, 2008, repurchases totaled 35,200 shares at a cost of $1,675. No shares were repurchased during the quarter and nine months ended September 30, 2009. In aggregate since the inception of the repurchase plan in 1999, 6,322,650 shares of Common stock and 48,263 shares of Class B common stock were repurchased at a cost of $114,425. The remaining 1,129,087 shares authorized for repurchase are subject to certain restrictions included in our revolving credit agreement.

Noncontrolling Interest

As discussed in Note 6, “Acquisitions,” effective July 1, 2009, we have a 60% controlling interest in Carrier Enterprise and Carrier has a 40% noncontrolling interest. The following table reconciles shareholders’ equity attributable to the noncontrolling interest:

Fair value of noncontrolling interest at July 1, 2009	$105,571
Share of carrying value of our contributed locations	12,448
Net income attributable to the noncontrolling interest	6,010
Capital contribution	32,000

Noncontrolling interest at September 30, 2009	$156,029

10.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amount of $5,366 and $3,875 at September 30, 2009 and December 31, 2008, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

11.	RELATED PARTY TRANSACTIONS

We have six key suppliers of HVAC/R equipment products. Purchases from these six suppliers comprised 77% and 64% of all purchases made during the quarter and nine months ended September 30, 2009, respectively; with the largest supplier, Carrier and an affiliated supplier of Carrier, accounting for 57% and 36% of all purchases made during the quarter and nine months ended September 30, 2009, respectively. At September 30, 2009, approximately $100,000 is payable to Carrier and an affiliated supplier of Carrier.

13 of 22

Carrier Enterprise has entered into Transactional Services Agreements (“TSAs”) with Carrier to have certain business processes performed on its behalf including the use of business software applications and information technologies. The services provided pursuant to the TSAs generally expire on December 31, 2009 but may be extended as agreed upon by the parties. The fees related to the TSAs were approximately $3,000 and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income for the quarter and nine months ended September 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated unaudited financial statements included under Item 1, “Condensed Consolidated Unaudited Financial Statements” of this Quarterly Report on Form 10-Q.

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the United States. On July 1, 2009, the completion of the newly formed joint venture, Carrier Enterprise, LLC (“Carrier Enterprise”), added 95 locations in the U.S. Sunbelt and Puerto Rico and the export division located in Miami, Florida. See Note 6 to the notes to condensed consolidated unaudited financial statements for a discussion on acquisitions. At September 30, 2009, we operated from 510 locations in 36 states.

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

Items Affecting Comparability Between Periods

See Note 1 to the notes to condensed consolidated unaudited financial statements for a discussion of the impact of changes in accounting standards.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon the condensed consolidated unaudited financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. At least quarterly, management reevaluates its judgments and estimates, which are based on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances.

Our critical accounting policies are included in our 2008 Annual Report on Form 10-K as filed on February 27, 2009. We believe that there have been no significant changes during the quarter and nine months ended September 30, 2009 to the critical accounting policies disclosed in our 2008 Annual Report on Form 10-K.

14 of 22

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.8	73.3	75.9	73.9

Gross profit	23.2	26.7	24.1	26.1
Selling, general and administrative expenses	17.6	18.8	19.5	19.3

Operating income	5.6	7.9	4.6	6.8
Interest expense, net	0.1	0.1	0.1	0.1

Income before income taxes	5.5	7.8	4.5	6.7
Income taxes	1.8	2.9	1.6	2.5

Net income	3.7	4.9	2.9	4.2
Less: net income attributable to the noncontrolling interest	0.8	—	0.4	—

Net income attributable to Watsco, Inc.	2.9%	4.9%	2.5%	4.2%

The following narratives include the results of operations for businesses acquired during 2009. The acquisitions were accounted for using the purchase method of accounting and, accordingly, their results of operations have been included in the condensed consolidated unaudited statements of income beginning on their respective dates of acquisition. In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the prior twelve months unless they are within close geographical proximity to existing locations.

Third Quarter 2009 Compared to Third Quarter 2008

Revenues

Revenues increased $266.7 million, or 56%, compared to the same period in 2008, including a $339.4 million contribution from locations acquired and opened during the last twelve months partially offset by $2.4 million from closed locations. On a same-store basis, revenues declined $70.3 million, or 15%, and reflected a 9% decline in sales of HVAC equipment, a 24% decline in sales of other HVAC parts and supplies and a 17% decline in sales of refrigeration products. Revenues were impacted by lower demand experienced during the current economic conditions and lower pricing on certain commodity products that are sensitive to changes in commodity prices (copper tubing, galvanized sheet metal and refrigerant). The commodity products accounted for approximately $24.0 million of the same-store revenue decline and in aggregate represented 12% of revenues on a same-store basis.

Gross Profit

Gross profit increased $45.3 million, or 36%, compared to the same period in 2008, primarily as a result of higher revenues. Gross profit margin was 23.2% in 2009 versus 26.7% in 2008, reflecting lower gross margins achieved by Carrier Enterprise. On a same-store basis, gross profit margin declined 90 basis-points to 25.8% versus 26.7% for the same period in 2008. The decline in same-store gross profit margin primarily resulted from more competitive pricing conditions and a shift in sales mix toward HVAC equipment, which generates a lower gross profit margin versus non-equipment products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $41.6 million, or 47%, compared to the same period in 2008. Selling, general and administrative expenses as a percent of revenues decreased to 17.6% from 18.8% for the same period in 2008, reflecting lower selling, general and administrative expenses achieved by Carrier Enterprise. On a same-store basis, selling, general and administrative expenses were down 14% primarily due to ongoing cost savings initiatives implemented in early 2008 and lower revenues.

Interest Expense, Net

Net interest expense increased $.4 million, or 63%, compared to the same period in 2008, primarily as a result of the additional amortization of costs of $.5 million related to the amendment of our revolving credit agreement and the establishment of the joint venture credit agreement, which are included in interest expense, partially offset by a 33% decrease in average outstanding borrowings as compared to 2008.

15 of 22

Income Taxes

Income taxes of $13.3 million consist of the income taxes attributable to Watsco’s wholly-owned operations and 60% of income taxes attributable to Carrier Enterprise, which is taxed as a partnership for income tax purposes. Watsco’s overall effective income tax rate was 38.2% in 2009 versus 37.1% in 2008, reflecting a higher state effective tax rate associated with Carrier Enterprise in 2009 and certain non-recurring tax benefits and credits realized in 2008.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco decreased $2.2 million, or 9%, compared to the same period in 2008. The decrease was primarily driven by the lower gross profit margin partially offset by the lower levels of selling, general and administrative expenses as a percent of revenues discussed above.

Nine Months Ended 2009 Compared to Nine Months Ended 2008

Revenues

Revenues increased $72.8 million, or 5%, over the same period in 2008, including a $339.8 million contribution from locations acquired and opened during the last twelve months partially offset by $11.2 million from closed locations. On a same-store basis, revenues declined $255.8 million, or 19%, over the same period in 2008 and reflected a 14% decline of in sales of HVAC equipment, a 26% decline in sales of HVAC parts and supplies and a 16% decline in sales of refrigeration products. Revenues were impacted by lower demand experienced during the current economic conditions and lower pricing on certain commodity products that are sensitive to changes in commodity prices (copper tubing, galvanized sheet metal and refrigerant). These commodity products accounted for approximately $75.0 million of the same-store revenue decline and in aggregate represented 13% of revenues on a same-store basis.

Gross Profit

Gross profit decreased $8.5 million, or 2%, compared to the same period in 2008. Gross profit margin was 24.1% in 2009 versus 26.1% in 2008, reflecting lower gross margins achieved by Carrier Enterprise. On a same-store basis, gross profit margin for the nine months ended September 30, 2009 declined 70 basis-points to 25.4% versus 26.1% for the same period in 2008. The decline of same-store gross profit margin is primarily due to lower margins on certain commodity products that are sensitive to changes in commodity prices, a shift in sales mix toward HVAC equipment, which generates a lower gross profit margin versus non-equipment products and generally more competitive pricing conditions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $18.2 million, or 7%, compared to the same period in 2008. Selling, general and administrative expenses as a percent of revenues increased to 19.5% from 19.3% for the same period in 2008. Selling, general and administrative expenses were impacted by $3.8 million of acquisition-related costs over the same period in 2008. On a same-store basis, selling, general and administrative expenses were down 13% compared to the same period in 2008, primarily due to ongoing cost savings initiatives implemented in early 2008.

Interest Expense, Net

Net interest expense increased $.1 million, or 6%, compared to the same period in 2008, primarily as a result of the additional amortization of costs related to the amendment of our revolving credit agreement and the establishment of the joint venture credit agreement, which are included in interest expense, partially offset by a 45% decrease in average outstanding borrowings as compared to 2008.

Income Taxes

Income taxes of $22.2 million consist of the income taxes attributable to Watsco’s wholly-owned operations and 60% of income taxes attributable to Carrier Enterprise, which is taxed as a partnership for income tax purposes. Watsco’s overall effective income tax rate was 37.8% in 2009 versus 37.5% in 2008. The increase is primarily due to a higher state effective tax rate associated with Carrier Enterprise.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco decreased $20.8 million, or 36%, compared to the same period in 2008. The decrease was primarily driven by the lower gross profit margin and the higher levels of selling, general and administrative expenses as a percent of revenues discussed above.

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

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2009 and 2008:

	2009	2008	Change

Operating activities	$38.5	$37.1	$1.4

Investing activities	$(8.1)	$(3.0)	$(5.1)

Financing activities	$(6.6)	$(34.8)	$28.2

Operating Activities

The increase in net cash provided by operating activities was principally attributable to changes in operating assets and liabilities, which were primarily comprised of lower levels of accounts receivable and higher levels of accounts payable and other liabilities, partially offset by higher inventories and lower net income in 2009 versus 2008.

Investing Activities

The increase in net cash used in investing activities is primarily due to a business acquired in 2009 for $4.1 million and an increase in capital expenditures of $1.0 million.

Financing Activities

The decrease in net cash used in financing activities is primarily attributable to increased net borrowings of $20.0 million made in 2009 to fund a required capital contribution made to Carrier Enterprise in August of $48.0 million.

Working capital increased to $578.5 million at September 30, 2009 from $348.9 million at December 31, 2008 primarily due to the 95 new locations added by Carrier Enterprise in July 2009, which added $248.5 million of working capital. Excluding these new locations, working capital was $330.0 million.

Revolving Credit Agreements

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $300.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. The credit facility matures in August 2012. At September 30, 2009 and December 31, 2008, $43.0 million and $20.0 million were outstanding under this revolving credit agreement.

On July 1, 2009, we amended our $300.0 million credit agreement to allow for the consummation of the Carrier Enterprise joint venture. We paid an amendment fee of $5.5 million, which is being amortized ratably through the maturity of the facility in August 2012. All other significant terms and conditions remained the same, including capacity, pricing and covenant structure.

In August 2009, we funded a required capital contribution to Carrier Enterprise in the amount of $48.0 million by incurring additional borrowings of $20.0 million under our revolving credit agreement and using cash on hand. A final working capital adjustment pursuant to the Purchase and Contribution Agreement dated May 3, 2009, as amended June 29, 2009, of approximately $6.0 million is expected to be made during the fourth quarter of 2009.

17 of 22

The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We believe we were in compliance with all covenants and financial ratios at September 30, 2009.

On July 1, 2009, Carrier Enterprise entered into a separate secured three-year $75.0 million revolving credit agreement with three lenders. Borrowings under the credit facility will be used by Carrier Enterprise for general corporate purposes, including working capital and permitted acquisitions. The credit facility is secured by all tangible and intangible assets of Carrier Enterprise. Carrier Enterprise paid $1.2 million of fees in connection with the credit agreement, which is being amortized ratably through the maturity of the facility in July 2012. As of September 30, 2009, no borrowings were outstanding under this credit facility.

The revolving credit agreement contains customary affirmative and negative covenants and warranties, including compliance with a monthly borrowing base certificate with advance rates on accounts receivable and inventory, two financial covenants with respect to Carrier Enterprise’s leverage and interest coverage ratios and limits the level of capital expenditures in addition to other restrictions. We believe Carrier Enterprise was in compliance with all covenants and financial ratios at September 30, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

During the three months ended September 30, 2009, our contractual obligations with regard to non-cancelable operating leases changed as a result of the 95 new locations added by Carrier Enterprise. As of September 30, 2009, our significant contractual obligations were as follows (in millions):

	Payments due by Period
Contractual Obligations	Q4 2009	2010	2011	2012	2013	Thereafter	Total
Non-cancelable operating lease obligations	$16.5	$53.7	$38.9	$26.1	$18.2	$27.1	$180.5
Minimum royalty payments	0.3	1.0	1.0	—	—	—	2.3
Other debt	0.1	0.1	0.1	0.1	0.1	0.4	0.9

Total contractual obligations	$16.9	$54.8	$40.0	$26.2	$18.3	$27.5	$183.7

Commercial obligations outstanding at September 30, 2009 under the credit agreements consist of borrowings totaling $43.0 million and standby letters of credit totaling $3.9 million. Borrowings under the credit agreements at September 30, 2009 had revolving maturities of 30 days and letters of credit had varying terms expiring through August 2010.

Standby letters of credit are primarily used as collateral under self-insurance programs and are not expected to result in any material losses or obligation as the obligations under the programs will be met in the ordinary course of business. Accordingly, the estimated fair value of these instruments is zero at September 30, 2009.

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

Common Stock Dividends

Cash dividends of $1.41 per share and $1.30 per share of Common stock and Class B common stock were paid during the nine months ended September 30, 2009 and 2008, respectively. On October 1, 2009, the Board of Directors declared a regular quarterly cash dividend of $0.48 per share of Common stock and Class B common stock that was paid on October 30, 2009 to shareholders of record as of October 15, 2009. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, and restrictions under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

18 of 22

Capital Resources

We believe we have adequate availability of capital from operations and our current credit facilities to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of September 30, 2009, we had cash and cash equivalents on hand and additional borrowing capacity (subject to certain restrictions) under our credit agreements to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe our financial position and earnings history provide a sufficient base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 to the notes to condensed consolidated unaudited financial statements for a discussion of recently issued accounting pronouncements.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on our business or operations. For additional information identifying some other important factors which may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Commission filings, including but not limited to, the discussion included in the Risk Factors section of our 2008 Annual Report on Form 10-K under the headings “Business Risk Factors” and “General Risk Factors” and in Item 1A of this Form 10-Q. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

19 of 22

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the Securities and Exchange Commission, we have not yet assessed the internal control over financial reporting of the 95 locations added by Carrier Enterprise on July 1, 2009, which represents approximately 43% of our total consolidated assets at September 30, 2009 and approximately 23% of revenues for the nine months ended September 30, 2009. From the acquisition date to September 30, 2009, the processes and systems of Carrier Enterprise were discrete and did not impact internal controls over financial reporting for our other consolidated subsidiaries.

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

On July 1, 2009, we completed the formation of a joint venture with Carrier Corporation (“Carrier”), a unit of United Technologies Corporation, to distribute Carrier, Bryant and Payne products throughout the U.S. Sunbelt, Latin America and the Caribbean. The newly formed joint venture, Carrier Enterprise, operates 110 locations in 20 states and Puerto Rico and serves over 19,000 air conditioning and heating contractors. In the formation of the joint venture, Carrier contributed 95 locations in the U.S. Sunbelt and Puerto Rico and the export division located in Miami, Florida and we contributed 15 locations that currently distribute Carrier, Bryant and Payne products. We purchased a 60% interest in the joint venture for consideration of $172.0 million and a fair value of $176.1 million with options to purchase up to an additional 20% interest from Carrier (10% beginning in July 2012 and an additional 10% in July 2014).

We issued 3,080,469 shares of our common stock on July 1, 2009, having a fair value of $151.1 million to Carrier, which diluted our existing shareholders’ ownership interest, and contributed 15 locations that presently sell Carrier-manufactured products as consideration for our 60% interest in the joint venture. The joint venture involves a number of risks, including the following:

•	the successful operation and/or integration of the joint venture in an effective manner;

•	diversion of management’s attention from other daily functions;

•	possible loss of key employees and/or customer relationships of the joint venture; and

•	issuance by us of equity securities that diluted ownership of our existing stockholders.

Information about risk factors for the quarter ended September 30, 2009, do not differ materially from that set forth in Part I, Item 1A, of our 2008 Annual Report on Form 10-K.

20 of 22

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Through September 30, 2009, 6.4 million shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. The remaining 1.1 million shares authorized for repurchase are subject to certain restrictions included in our debt agreement. During the quarter ended September 30, 2009, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Dividends

Cash dividends of $0.48 per share, $0.45 per share, $1.41 per share and $1.30 per share of Common stock and Class B common stock were paid during the quarters and nine months ended September 30, 2009 and 2008, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

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

November 9, 2009

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