Form 10-K
period 2009-12-31
WATSCO INC
filed 2010-02-26
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

(305) 714-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.50 par value	New York Stock Exchange
Class B common stock, $.50 par value	NYSE Amex

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,206 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number all executive officers and directors of the registrant as of June 30, 2009 are considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares of common stock outstanding as of February 24, 2010 was 27,998,454 shares of Common stock, excluding treasury shares of 6,322,650, and 4,333,489 shares of Class B common stock, excluding treasury shares of 48,263.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the 2009 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Index to 2009 Annual Report

on Form 10-K

Year Ended December 31, 2009

PART I

ITEM 1.	BUSINESS

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. Our revenues in HVAC/R distribution have increased from $64 million in 1989 to $2 billion in 2009 via a strategy of acquiring companies with established market positions and subsequently building revenue and profit through a combination of adding locations, products, services and other initiatives.

On July 1, 2009, we completed the formation of a joint venture with Carrier Corporation (“Carrier”) to distribute Carrier, Bryant and Payne products throughout the U.S. Sunbelt, Latin America and the Caribbean. In the formation of the joint venture, Carrier contributed 95 locations in the U.S. Sunbelt and Puerto Rico and the export division located in Miami, Florida and we contributed 15 locations that currently distribute Carrier, Bryant and Payne products. We purchased a 60% controlling interest in the joint venture with options to purchase up to an additional 20% interest from Carrier (10% beginning in July 2012 and an additional 10% in July 2014). Of our existing network, the newly formed joint venture, Carrier Enterprise, LLC (“Carrier Enterprise”), represents 110 locations in 20 states and Puerto Rico and serves over 19,000 air conditioning and heating contractors. Including Carrier Enterprise, we currently operate from 505 locations in 36 states and serve over 50,000 customers.

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

Based on data published in 2009 by the Air Conditioning, Heating and Refrigeration Institute (“AHRI”) and other available data, we estimate the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the United States is approximately $22 billion. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier, a unit of United Technologies Corporation, Goodman Manufacturing Company, L.P. (“Goodman”), a subsidiary of Goodman Global, Inc., Rheem Manufacturing Company (“Rheem”), Trane Inc. (“Trane”), a subsidiary of Ingersoll-Rand Company Limited, York International Corporation (“York”), a subsidiary of Johnson Controls, Inc., Lennox International, Inc. (“Lennox”) and Nordyne Corporation (“Nordyne”), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for the consumer and other end-users.

Residential central air conditioning and heating equipment is sold to both the replacement and the new construction markets. The replacement side of the market has increased in size relative to the total market over the past several years as a result of the aging of the installed base of residential central air conditioners and furnaces, the introduction of new higher energy efficient models, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products and consumers’ overall unwillingness to live without air conditioning or heating products. According to industry data published by the AHRI, over 120 million central air conditioning units and furnaces have been installed in the United States in the past 20 years. Many of these installed units have reached the end of their useful lives, thus providing a growing and stable replacement market. The mechanical life of central air conditioning and furnaces varies by geographical region due to usage and is estimated to range from 8 to 20 years.

We also sell products to the refrigeration market. Such products include condensing units, compressors, evaporators, valves, refrigerant, walk-in coolers and ice machines for industrial and commercial applications. We distribute products manufactured by Copeland Compressor Corporation, a subsidiary of Emerson Electric Co. (“Emerson”), E. I. Du Pont De Nemours and Company (“DuPont”), Mueller Industries, Inc., Owens Corning Insulating Systems, LLC and The Manitowoc Company, Inc. (“Manitowoc”).

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

In addition to the replacement market, we sell to the new construction market. We believe our reputation for reliable, high-quality service and relationships with contractors, who may serve both the replacement and new construction markets, allow us to compete effectively in these markets.

Acquisition Strategy

Our acquisition strategy is focused on acquiring businesses that complement our current presence in existing markets or establish a presence in new markets. Since 1989, we have acquired 54 HVAC/R distribution businesses, three of which currently operate as primary operating subsidiaries. In July 2009, we formed a joint venture with Carrier in which Carrier contributed 95 locations and we contributed 15 locations. The newly formed joint venture, Carrier Enterprise, operates as our fourth primary operating subsidiary. The other smaller distributors acquired have been integrated into or are under the management of the primary operating subsidiaries. We continue to pursue additional strategic acquisitions to allow further penetration in existing markets and expand into new geographic markets.

Product Line Expansion

We actively seek new or expanded territories of distribution from the key equipment suppliers. Significant relationships currently exist with Carrier, Rheem, Goodman, Nordyne and Trane. We continually evaluate new parts and supply products to support equipment sales and further enhance service to our customers. The initiative includes increasing the product offering with existing vendors and identifying new product opportunities through traditional and non-traditional supply channels. We have also introduced private-label products as a means to obtain market share and grow revenues. We believe that the private-label brand products complement the existing offerings at the selected locations based on their particular market position, price-point and customer needs.

Operating Philosophy

Our subsidiaries operate in a manner that recognizes the long-term relationships established between the distributors and their customers. Typically, the identity and culture of acquired businesses continue by retaining their historical trade-name, management team and sales organization and by continuing the product brand-name offerings. We believe this strategy builds on the value of the acquired operations by creating additional sales opportunities and is an attractive exit strategy for the existing ownership of the long-standing distribution companies targeted for acquisition.

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

Technology

Our technology initiatives include: (i) implementation of effective point-of-sale systems that allow timely and effective customer service, including up-to-date pricing, credit checks, credit card processing and inventory availability, (ii) enabling connectivity with our suppliers and by our customers to the relevant components of our subsidiaries’ business software and (iii) developing our website, ACDoctor.com, that educates consumers about energy efficient HVAC solutions and financial incentives related to the installation of energy efficient systems and connects them with high quality contractors.

DESCRIPTION OF BUSINESS

Products

We sell an expansive line of products and maintain a diverse mix of inventory to meet our customers’ immediate needs and seek to provide products a contractor would generally require when installing or repairing a central air conditioner, furnace or refrigeration system on short notice. The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 BTUs and is generally adequate to air condition approximately 500 square feet of residential space. The products we distribute consist of: (i) equipment, including residential central air conditioners ranging from 1-1/2 to 5 tons, gas, electric and oil furnaces ranging from 50,000 to 150,000 BTUs, commercial air conditioning and heating equipment and systems ranging from 1-1/2 to 25 tons, and other specialized equipment, (ii) parts, including replacement compressors, evaporator coils, motors and other component parts and (iii) supplies, including thermostats, insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives and other ancillary supplies.

Sales of HVAC equipment accounted for 55% and 44% of our revenues for the years ended December 31, 2009 and 2008, respectively. Sales of other HVAC products (currently sourced from over 600 vendors) comprised 36% and 43% of our revenues for the years ended December 31, 2009 and 2008, respectively. Sales of commercial refrigeration products accounted for 9% and 13% of our revenues for the years ended December 31, 2009 and 2008, respectively.

Distribution and Sales

At December 31, 2009, we operated from 505 locations, a vast majority of which are located in regions that we believe have favorable demographic trends. We maintain large inventories at each warehouse location and either directly delivering products to customers using one of our 805 trucks or by making products available for pick-up at the location nearest to the customer. Watsco has approximately 600 commissioned salespeople, averaging 12 years or more of experience in the HVAC/R distribution industry.

Markets

The table below identifies the number of locations by state as of December 31, 2009:

Florida	101
Texas	94
Georgia	39
North Carolina	39
California	38
South Carolina	28
Tennessee	25
Louisiana	19
Virginia	18
Mississippi	13
Alabama	8
Arizona	8
Missouri	8
Maryland	7
Puerto Rico	7
Arkansas	6
Kansas	6
Massachusetts	5
Oklahoma	5
Utah	5
Colorado	3
Iowa	2
Kentucky	2
Maine	2
Nebraska	2
Nevada	2
New York	2
South Dakota	2
Connecticut	1
Illinois	1
New Hampshire	1
New Jersey	1
New Mexico	1
North Dakota	1
Rhode Island	1
Vermont	1
West Virginia	1

TOTAL	505

Customers and Customer Service

We currently serve over 50,000 contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems. No single customer in 2009, 2008 or 2007 represented more than 1% of consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through e-commerce, which allows customers to access information on-line 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. We believe we compete successfully with other distributors primarily on the basis of an experienced sales organization, strong service support, high quality reputation and broad product lines.

Key Suppliers

Significant relationships are maintained with Carrier, Rheem, Goodman, Nordyne, Trane, Emerson, Manitowoc and DuPont, each a leading manufacturer of HVAC/R products in the United States. Each manufacturer has a well-established reputation of producing high-quality, competitively priced products. The manufacturers’ current product offerings, quality, serviceability and brand-name recognition allow us to operate favorably relative to our competitors. To maintain brand-name recognition, the manufacturers of air conditioning and heating equipment provide national advertising and participate with us in cooperative advertising programs and promotional incentives that are targeted to both contractors and end-users. We estimate that the replacement market for air conditioning products currently accounts for approximately 85% of industry sales in the United States and is expected to increase as units installed in the past 20 years wear out and get replaced or updated to more energy-efficient models as well as the significant decline in sales to the new construction market.

As a result of the formation of Carrier Enterprise, our purchases from Carrier and its affiliates comprised 41% of all purchases made during 2009. Purchases made from Carrier and its affiliates were 13% and 11% of all purchases made in 2008 and 2007, respectively. Approximately 66%, 48% and 48% of purchases in 2009, 2008 and 2007, respectively, were made from the six key HVAC/R equipment suppliers. A significant interruption in the delivery of these products could impair our ability to continue to maintain current inventory levels and could adversely affect our financial results. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. See “Business Risk Factors” in Item 1A. We believe that sales of other complementary equipment products and continued emphasis to expand sales of parts and supplies are mitigating factors against such risks.

Distribution Agreements

Distribution agreements have been executed with several of our key suppliers either on an exclusive or non-exclusive basis for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment.

Carrier Enterprise maintains separate and distinct trade names and distributor agreements with Carrier. These agreements allow Carrier Enterprise to distribute certain HVAC products on an exclusive basis in select territories and use certain trade names associated with the products it distributes. See Supplier Concentration in “Business Risk Factors” in Item 1A.

Seasonality

Sales of residential central air conditioners, heating equipment and parts and supplies have historically been seasonal. See “Business Risk Factors” in Item 1A.

Competition

We operate in highly competitive environments. See “Business Risk Factors” in Item 1A.

Employees

There were approximately 4,050 employees as of December 31, 2009, substantially all of which are non-union employees. Most of these employees are employed on a full-time basis and relations with employees are good.

Order Backlog

Order backlog is not a material aspect of the business and no material portion of the business is subject to government contracts.

Government Regulations, Environmental and Health and Safety Matters

Our business is subject to federal, state and local laws and regulations relating to the storage, handling, transportation and release of hazardous materials into the environment. These laws and regulations include the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone-depleting refrigerants used in such systems, including those established at the Montreal Protocol in 1992 concerning the phase-out of the production of CFC-based refrigerants on January 1, 2010 for use in new equipment. We are also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990. Our operations are also subject to health and safety requirements including the Occupational, Safety and Health Act. Management believes that the business is operated in substantial compliance with all applicable federal, state and local provisions relating to the protection of the environment, transport of hazardous materials and health and safety requirements.

Non-U.S. Operations

All of our operations are within the United States and Puerto Rico. Products are sold on an export-only basis to portions of Latin America and the Caribbean Basin and export sales are approximately 4% of total revenues. We do not have any international locations.

ADDITIONAL INFORMATION

Filings with the Securities and Exchange Commission

As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission (“SEC”). These reports are required by the Securities Exchange Act of 1934 and include, but are not limited to:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K and

•	proxy statements on Schedule 14A.

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

We make available free of charge access to our SEC filings as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC through our website at www.watsco.com. Other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, are also available including the proxy statements and reports filed by officers and directors under Section 16(a) of that Act. These reports may be found on our website by selecting the option entitled “SEC Filings” under the “Investor Relations” section of the website. The reference to our website address does not constitute incorporation by reference of the information contained on our website and should not be considered part of this document.

Corporate Governance

An Employee Code of Business Ethics and Conduct that is applicable to all employees and a Code of Conduct for Executives that is applicable to members of our Board of Directors, executive officers and senior operating and financial personnel and any others designated by the Audit Committee are maintained. These codes require continued observance of high ethical standards such as honesty, integrity and compliance with laws. These codes are publicly available on our website at www.watsco.com under the caption “Codes of Conduct” within the “Governance” section. We intend to post on our website amendments to or waivers from our Code of Conduct for Executives (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer or directors). There were no material amendments or waivers from our Code of Conduct for Senior Executives in 2009. These materials may also be requested in print by writing to Watsco, Inc., Investor Relations, 2665 South Bayshore Drive, Suite 901, Coconut Grove, FL 33133.

ITEM 1A.	RISK FACTORS

Business Risk Factors

Joint Venture with Carrier Corporation

On July 1, 2009, we completed the formation of Carrier Enterprise to distribute Carrier, Bryant and Payne products throughout the U.S. Sunbelt, Latin America and the Caribbean. Carrier Enterprise operates 110 locations in 20 states and Puerto Rico and serves over 19,000 air conditioning and heating contractors. In the formation of the joint venture, Carrier contributed 95 locations in the U.S. Sunbelt and Puerto Rico and the export division located in Miami, Florida and we contributed 15 locations that currently distribute Carrier, Bryant and Payne products. We purchased a 60% controlling interest in Carrier Enterprise for consideration of $172.0 million and a fair value of $181.5 million with options to purchase up to an additional 20% interest from Carrier (10% beginning in July 2012 and an additional 10% in July 2014).

We issued 3,080,469 shares of our common stock on July 1, 2009, having a fair value of $151.1 million to Carrier, which diluted our existing shareholders’ ownership interest, and contributed 15 locations that presently sell Carrier-manufactured products as consideration for our 60% controlling interest in Carrier Enterprise. The formation of Carrier Enterprise involves a number of risks, including the following:

•	its successful operation and/or integration;

•	dependence on one key supplier and

•	possible loss of key employees and/or customer relationships.

Continuing Decline in Economic Conditions

The global and U.S. economy has experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. We rely on the capital markets as well as the credit markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Long-term disruptions in the capital and credit market, similar to those that have been experienced during 2008 and 2009 could adversely affect our access to liquidity needed for our business. Any long-term disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include reducing or eliminating dividend payments, deferring capital expenditures and reducing or eliminating discretionary uses of cash.

The decline in economic conditions and lack of availability of business and consumer credit could have an adverse effect on our business. Capital and credit market disruptions could cause broader economic downturns, which may lead to lower demand for our products and increased incidence of customers’ inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur bad debt expense at levels higher than historically experienced. Also, our suppliers may potentially be impacted causing disruption or delay of product availability. These events would adversely impact our results of operations, cash flows and financial position. Additionally, if financial institutions that have extended credit commitments to us are adversely affected by the conditions of the capital and credit markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow funds, if needed, for working capital, acquisitions, capital expenditures and other corporate purposes.

Supplier Concentration

We maintain distribution agreements with our key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment. As a result of the formation of a joint venture with Carrier, our purchases from Carrier and its affiliates comprised 41% of all purchases made during 2009. Significant relationships currently exist with six of the seven; and purchases from these equipment suppliers, including Carrier, comprised 66% of all purchases made in 2009. Given the significant concentration of our supply chain, particularly with Carrier, any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. Future results of operations are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards.

Risks Inherent in Acquisitions

As part of our strategy, we intend to pursue additional acquisitions of complementary businesses. If we complete future acquisitions, we may be required to incur or assume additional debt and/or issue additional shares of our common stock as consideration, which will dilute our existing shareholder’s ownership interest and may affect our results of operations. Growth through acquisitions involves a number of risks, including the following:

•	the ability to identify and consummate complementary acquisition candidates;

•	the successful operation and/or integration of acquired companies in an effective manner;

•	diversion of management’s attention from other daily functions;

•	issuance by us of equity securities that would dilute ownership of our existing shareholders;

•	incurrence and/or assumption of significant debt and contingent liabilities; and

•	possible loss of key employees and/or customer relationships of the acquired companies.

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

General Risk Factors

Goodwill and Intangibles

At December 31, 2009, goodwill and intangibles represented approximately 31% of total assets. Goodwill and indefinite lived intangibles are no longer amortized and are subject to impairment testing at least annually using a fair value based approach. The identification and measurement of impairment involves the estimation of the fair value of the reporting unit. Accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of the reporting unit are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment or market conditions.

The recoverability of goodwill and indefinite lived intangibles is evaluated at least annually and when events or changes in circumstances indicate that the carrying amount of goodwill and indefinite lived intangibles may not be recoverable. Although no impairment has been recorded to date, there can be no assurances that future impairments will not occur.

Risks Related to Insurance Coverage

We carry general liability, comprehensive property damage, workers’ compensation, health benefits and other insurance coverage that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against us. A loss in excess of insurance coverage could have a material adverse effect on our financial position and/or profitability. Certain self-insurance risks for casualty insurance programs and health benefits are retained and reserves are established based on claims filed and estimates of claims incurred but not yet reported. Assurance cannot be provided that actual claims will not exceed present estimates. Exposure to catastrophic losses has been limited by maintaining excess and aggregate liability coverage and implementing loss control programs.

Control by Existing Shareholder

As of December 31, 2009, Albert H. Nahmad, our Chairman and Chief Executive Officer, and a limited partnership controlled by him, collectively had beneficial ownership of approximately 54% of the combined voting power of the outstanding Common stock and Class B common stock. Based on Mr. Nahmad’s stock ownership and the stock ownership of the limited partnership controlled by him, Mr. Nahmad has the voting power to elect all but three members of the nine-person Board of Directors and to control most corporate actions requiring shareholder approval.

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

Actual results could differ materially from these forward-looking statements as a result of several factors, including:

•	general economic conditions;

•	competitive factors within the HVAC/R industry;

•	effects of supplier concentration;

•	fluctuations in certain commodity costs;

•	consumer spending;

•	consumer debt levels;

•	new housing starts and completions;

•	capital spending in the commercial construction market;

•	access to liquidity needed for operations;

•	seasonal nature of product sales;

•	weather conditions;

•	insurance coverage risks;

•	federal, state and local regulations impacting our industry and products;

•	prevailing interest rates; and

•	the continued viability of our business strategy.

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences or effects on Watsco or its business or operations. A discussion of certain of these risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is included in our 2009 Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section has been incorporated in the Form 10-K by reference. Forward-looking statements speak only as of the date the statement was made. Watsco assumes no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main properties include warehousing and distribution facilities, trucks and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2009, we operated 505 warehousing and distribution facilities across 36 states and Puerto Rico having approximately 12.4 million square feet of space in the aggregate of which approximately 11.9 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are generally sufficient to meet our present operating needs.

Trucks

At December 31, 2009, we operated 805 ground transport vehicles, including delivery and pick-up trucks, vans and tractors. Of this number, 508 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.

Administrative Facility

Senior management and a functional support staff are located at our corporate headquarters in Coconut Grove, Florida in approximately 6,000 square feet of owned space.

Capital Expenditures

During 2009, our capital expenditures were $5.9 million.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our 2009 Annual Report contains “Information on Common Stock,” which identifies the market on which our common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 2009 and 2008, and is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative five-year total return attained by shareholders on our Common stock and Class B common stock relative to the cumulative total returns of the AMEX Composite index, the S&P SmallCap 600 index and a customized peer group of companies, which are: Beacon Roofing Supply, Inc., Interline Brands, Inc., Lennox International Inc., Pool Corp and WESCO International, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on December 31, 2004 and its relative performance is tracked through December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Watsco, Inc., the AMEX Composite Index, the S&P SmallCap 600 Index and

a Peer Group

	12/04	12/05	12/06	12/07	12/08	12/09
Watsco, Inc.	100.00	172.32	138.18	110.64	120.54	160.67
Watsco, Inc. Class B	100.00	176.40	141.68	111.85	123.05	166.44
AMEX Composite	100.00	125.80	150.40	178.95	108.56	147.27
S&P SmallCap 600	100.00	107.68	123.96	123.59	85.19	106.97
Peer Group	100.00	133.92	153.07	124.15	92.53	116.17

*	The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors have authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Through December 31, 2009, 6.4 million shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. The remaining 1.1 million shares authorized for repurchase are subject to certain restrictions included in our revolving credit agreement. During the quarter ended December 31, 2009, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Recent Sales of Unregistered Securities

No sales of unregistered securities were made during the fourth quarter of the year ended December 31, 2009.

Dividends

Cash dividends per share of $1.89, $1.75 and $1.31 for Common stock and Class B common stock were paid in 2009, 2008 and 2007, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under our debt agreement, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Our 2009 Annual Report contains “Selected Consolidated Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our 2009 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2009 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our 2009 Annual Report contains the 2009 and 2008 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2009, 2008 and 2007, together with the reports thereon (for the applicable periods covered by their reports) of KPMG LLP dated February 26, 2010, and Grant Thornton LLP dated February 27, 2009, and are incorporated herein by reference.

Our 2009 Annual Report contains “Selected Quarterly Financial Data” for 2009 and 2008 and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years. On June 23, 2009, the Board of Directors of the Company and its Audit Committee dismissed Grant Thornton LLP as the Company’s independent registered public accounting firm and engaged KPMG LLP to serve as the Company’s new independent registered public accounting firm. For more information with respect to this matter, see our Current Report on Form 8-K dated June 22, 2009.

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

Management’s Report on Internal Control over Financial Reporting

Our 2009 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of KPMG LLP dated February 26, 2010, and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the Securities and Exchange Commission, we have not yet assessed the internal control over financial reporting of the 95 locations added by Carrier Enterprise on July 1, 2009, which represents approximately 43% of our total consolidated assets at December 31, 2009 and approximately 29% of revenues for the year ended December 31, 2009. From the acquisition date to December 31, 2009, the processes and systems of Carrier Enterprise were discrete and did not impact internal controls over financial reporting for our other consolidated subsidiaries.

ITEM 9B.	OTHER INFORMATION

None.

PART III

This part of Form 10-K, which includes items 10 through 14, is omitted because we will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of our year-end, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. Our consolidated financial statements are incorporated by reference from our 2009 Annual Report.

(2)	Financial Statement Schedules. The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

3.1	Watsco’s Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

3.2	Watsco’s Articles of Amendment to the Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Current Report on Form 8-K on June 4, 2009 and incorporated herein by reference).

3.3	Watsco’s Bylaws (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1985 and incorporated herein by reference).

3.4	Watsco’s Amendment to the Bylaws (filed as Exhibit 99.1 to the Current Report on Form 8-K on April 1, 2009 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.1	Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.23 to the Registration Statement on Form S-8 (333-82011) and incorporated herein by reference). +

10.2	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference). +*

10.3	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). +*

10.4	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). +*

10.5	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). +*

10.6	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference). +*

10.7	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005 and incorporated herein by reference). +*

10.8	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). +*

10.9	Watsco, Inc. 2001 Incentive Compensation Plan (filed as Exhibit I to the Definitive Proxy Statement for the year ended December 31, 2005 and incorporated herein by reference). +

10.10	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). +*

10.11	Third Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated February 27, 2007 (filed as Exhibit 1 to the Definitive Proxy Statement for the year ended December 31, 2006 and incorporated herein by reference). +

10.12	Revolving Credit Agreement dated as of August 3, 2007, by and among Watsco, Inc., as Borrower, the Lenders from Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on August 6, 2007 and incorporated herein by reference).

10.13	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference). +*

10.14	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference). +*

10.15	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 and incorporated herein by reference). +*

10.16	Watsco, Inc. Amended and Restated 2001 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement for the year ended December 31, 2008 and incorporated herein by reference). +

10.17	Credit Agreement dated as of July 1, 2009, by and among Carrier Enterprise, LLC, as Borrower, the Lenders that are Signatories Hereto, Wells Fargo Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.18	Revolving Credit Agreement dated as of August 3, 2007 as amended by Amendment No. 1 to Revolving Credit Agreement dated July 1, 2009, by and among Watsco, Inc., as Borrower, the Lenders from Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent. #

10.19	Purchase and Contribution Agreement dated May 3, 2009 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K on May 7, 2009 and incorporated herein by reference).

10.20	Amendment to Purchase and Contribution Agreement dated as of June 29, 2009 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.21	Operating Agreement of Carrier Enterprise, LLC (Amended and Restated), dated as of July 1, 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.22	Shareholder Agreement by and between Watsco, Inc. and Carrier Corporation, dated as of July 1, 2009 (filed as Exhibit 10.3 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

13	2009 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2009 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

21	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #

23.2	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

Note to Exhibits:

#	Submitted electronically herewith
+	Compensation plan or arrangement
*	Management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 26, 2010	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, President

February 26, 2010	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ALBERT H. NAHMAD	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2010
Albert H. Nahmad

/S/ BARRY S. LOGAN	Senior Vice President	February 26, 2010
Barry S. Logan

/S/ ANA M. MENENDEZ	Chief Financial Officer (principal accounting officer and principal financial officer)	February 26, 2010
Ana M. Menendez

/S/ CESAR L. ALVAREZ	Director	February 26, 2010
Cesar L. Alvarez

/S/ ROBERT L. BERNER III	Director	February 26, 2010
Robert L. Berner III

/S/ DENISE DICKINS	Director	February 26, 2010
Denise Dickins

/S/ PAUL F. MANLEY	Director	February 26, 2010
Paul F. Manley

/S/ BOB L. MOSS	Director	February 26, 2010
Bob L. Moss

/S/ GEORGE P. SAPE	Director	February 26, 2010
George P. Sape

/S/ GARY L. TAPELLA	Director	February 26, 2010
Gary L. Tapella

Exhibit Index

Exhibit Number	Description

10.18	Revolving Credit Agreement dated as of August 3, 2007 as amended by Amendment No. 1 to Revolving Credit Agreement dated July 1, 2009, by and among Watsco, Inc., as Borrower, the Lenders from Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent.

13	2009 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2009 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

23.2	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.