Form 10-Q
period 2010-03-31
WATSCO INC
filed 2010-05-07
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,067,307 shares of Common stock ($.50 par value), excluding treasury shares of 6,322,650 and 4,333,467 shares of Class B common stock ($.50 par value), excluding treasury shares of 48,263, were outstanding as of May 5, 2010.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 20

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

	Quarters Ended March 31,
	2010	2009

Revenues	$509,755	$291,343
Cost of sales	387,151	217,109

Gross profit	122,604	74,234
Selling, general and administrative expenses	113,739	75,796

Operating income (loss)	8,865	(1,562)
Interest expense, net	897	328

Income (loss) before income taxes	7,968	(1,890)
Income tax (expense) benefit	(2,493)	718

Net income (loss)	5,475	(1,172)
Less: net income attributable to the noncontrolling interest	1,642	—

Net income (loss) attributable to Watsco, Inc.	$3,833	$(1,172)

Earnings (loss) per share for Common and Class B common stock:
Basic	$0.10	$(0.07)

Diluted	$0.10	$(0.07)

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 20

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,096	$58,093
Accounts receivable, net	257,523	266,284
Inventories	458,234	410,078
Other current assets	18,989	20,843

Total current assets	808,842	755,298

Property and equipment, net	31,133	33,118
Goodwill	303,257	303,257
Intangible assets	58,016	58,566
Other assets	9,672	10,374

	$1,210,920	$1,160,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$111	$151
Accounts payable	176,605	145,825
Accrued expenses and other current liabilities	70,787	77,950

Total current liabilities	247,503	223,926

Long-term obligations:
Borrowings under revolving credit agreements	47,000	12,763
Other long-term obligations, net of current portion	650	666

Total long-term obligations	47,650	13,429

Deferred income taxes and other liabilities	28,125	28,450

Commitments and contingencies (Note 8)

Watsco, Inc. shareholders’ equity:
Common stock, $.50 par value	17,191	17,105
Class B common stock, $.50 par value	2,191	2,150
Preferred stock, $.50 par value	—	—
Paid-in capital	466,057	461,563
Accumulated other comprehensive loss, net of tax	(790)	(821)
Retained earnings	360,795	372,454
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	731,019	738,026

Noncontrolling interest	156,623	156,782

Total shareholders’ equity	887,642	894,808

	$1,210,920	$1,160,613

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 20

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarters Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,475	$(1,172)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,602	1,718
Share-based compensation	1,477	1,395
Provision for doubtful accounts	2,036	3,104
Gain on sale of property and equipment	(400)	(3)
Excess tax benefits from share-based compensation	(1,973)	(2,452)
Other, net	612	1,213
Changes in operating assets and liabilities:
Accounts receivable	6,725	12,254
Inventories	(48,156)	(9,383)
Accounts payable and other liabilities	23,197	7,237
Other, net	2,570	(778)

Net cash (used in) provided by operating activities	(5,835)	13,133

Cash flows from investing activities:
Proceeds from sale of property and equipment	2,042	48
Capital expenditures	(1,708)	(909)

Net cash provided by (used in) investing activities	334	(861)

Cash flows from financing activities:
Net proceeds under revolving credit agreements	34,237	—
Net proceeds from issuances of common stock	2,643	2,379
Excess tax benefits from share-based compensation	1,973	2,452
Net repayments of other long-term obligations	(56)	(56)
Distribution to noncontrolling interest	(1,801)	—
Dividends on Common and Class B common stock	(15,492)	(12,748)

Net cash provided by (used in) financing activities	21,504	(7,973)

Net increase in cash and cash equivalents	16,003	4,299
Cash and cash equivalents at beginning of period	58,093	41,444

Cash and cash equivalents at end of period	$74,096	$45,743

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 20

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2010

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

Basis of Consolidation

The accompanying Watsco, Inc. and its subsidiaries’ (collectively, “Watsco,” which may be referred to as we, us or our) March 31, 2010 interim condensed consolidated unaudited financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K. All amounts, except share and per share data, are expressed in thousands of dollars.

The condensed consolidated unaudited financial statements include the accounts of Watsco and all of its wholly-owned subsidiaries and effective July 1, 2009, include the accounts of a joint venture in which a 60% controlling interest is maintained. See Note 6, “Acquisitions.” All significant intercompany balances and transactions have been eliminated.

The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters with demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

Use of Estimates

The preparation of condensed consolidated unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves related to self-insurance programs and valuation of goodwill and indefinite lived intangible assets. Actual results could differ from those estimates.

Recently Adopted Accounting Standards

Transfers of Financial Assets

On January 1, 2010, we adopted a new accounting standard issued by the Financial Accounting Standards Board (“FASB”) which addresses the accounting and disclosure requirements for transfers of financial assets. The adoption of this guidance did not have a material impact on our condensed consolidated unaudited financial statements.

Variable Interest Entities

On January 1, 2010, we adopted accounting guidance issued by the FASB that amended the consolidation principles for variable interest entities (“VIEs”) by requiring consolidation of VIEs based on which party has control of the entity. The adoption of this guidance did not have a material impact on our condensed consolidated unaudited financial statements.

Recently Issued Accounting Standards

Amendments to Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued accounting guidance that amends the criteria for allocating a contract’s consideration to individual services or products in multiple deliverable arrangements. This guidance is effective

6 of 20

prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt this guidance beginning on January 1, 2011 and do not expect a material impact on our condensed consolidated unaudited financial statements.

2. EARNINGS (LOSS) PER SHARE

Earnings per share is computed using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our non-vested (restricted) stock are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. Under the two-class method, earnings per common share for our Common and Class B common stock is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of shares of Common stock and Class B common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to Common stock, Class B common stock and participating securities based on the weighted-average shares outstanding during the period.

Diluted earnings per share of our Common stock assumes the conversion of all of our Class B common stock (2,867,044 and 2,587,701 shares as of March 31, 2010 and 2009, respectively) into Common stock as of the beginning of the period and adjusts for the dilutive effects of outstanding stock options using the treasury stock method.

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock for the quarters ended March 31, 2010 and 2009:

Quarters Ended March 31,	2010	2009
Basic Earnings per Share:
Net income (loss) attributable to Watsco, Inc. shareholders	$3,833	$(1,172)
Less: distributed and undistributed earnings (loss) allocated to non-vested (restricted) common stock	940	(804)

Earnings (loss) allocated to Watsco, Inc. shareholders	$2,893	$(1,976)

Allocation of earnings (loss) for Basic:
Common stock	$2,620	$(1,784)
Class B common stock	273	(192)

	$2,893	$(1,976)

Diluted Earnings per Share:
Net income (loss) attributable to Watsco, Inc. shareholders	$3,833	$(1,172)
Less: distributed and undistributed earnings (loss) allocated to non-vested (restricted) common stock	940	(804)

Earnings (loss) allocated to Watsco, Inc. shareholders	$2,893	$(1,976)

The diluted earnings (loss) per share calculation assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the period, so no allocation of earnings (loss) to Class B common stock is required.

Quarters Ended March 31,	2010	2009
Weighted-average Common and Class B common shares outstanding for Basic	30,228,384	26,672,920
Effect of dilutive stock options	138,003	—

Weighted-average Common and Class B common shares outstanding for Diluted	30,366,387	26,672,920

7 of 20

For the quarter ended March 31, 2009, no potential shares related to stock options were included in the calculation of diluted loss per share as a result of our net loss. Accordingly, we excluded from the diluted loss per share calculation 389,521 diluted shares related to stock options that were outstanding at March 31, 2009.

Diluted earnings (loss) per share excluded 121,122 and 287,711 shares for the quarters ended March 31, 2010 and 2009, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings (loss) per share.

3. DERIVATIVE FINANCIAL INSTRUMENTS

Periodically, we enter into interest rate swap agreements to reduce our exposure to market risks from changing interest rates under our revolving credit agreements. Under the terms of the swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on our interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. Financial instruments are not held or issued for trading purposes. In order to obtain hedge accounting treatment, any derivatives used for hedging purposes must be designated as, and effective as, a hedge of an identified risk exposure at the inception of the contract. Changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Accordingly, we record all derivative instruments as either assets or liabilities on the condensed consolidated balance sheets at their respective fair values. We record the change in the fair value of a derivative instrument designated as a cash flow hedge in other comprehensive income to the extent the derivative is effective, and recognize the change in the statement of income when the hedged item affects earnings. Our interest rate hedge is designated as a cash flow hedge.

At March 31, 2010 and December 31, 2009, one interest rate swap agreement was in effect with a notional value of $10,000, maturing in October 2011. The swap agreement exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. During the quarters ended March 31, 2010 and 2009, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

We were party to an interest rate swap agreement with a notional amount of $10,000, which matured on October 31, 2009, that was designated as a cash flow hedge and effectively exchanged the variable rate of 30-day LIBOR to a fixed interest rate of 5.04%. During the quarter ended March 31, 2009, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

The negative fair value of the derivative financial instrument was $678 and $710 at March 31, 2010 and December 31, 2009, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the condensed consolidated balance sheets. See Note 4, “Fair Value Measurements.” At March 31, 2010 and December 31, 2009, $411, net of deferred tax benefits of $251 and $432, net of deferred tax benefits of $262 was included in accumulated other comprehensive loss (“OCL”) associated with the cash flow hedge.

The net change in OCL during the quarters ended March 31, 2010 and 2009, reflected the reclassification of $75, net of income tax benefit of $46 and $143, net of income tax benefit of $87, respectively, of unrealized losses from accumulated OCL to current period (loss) earnings (recorded in interest expense, net in the condensed consolidated unaudited statements of income (loss)). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a monthly basis as interest payments occur. We estimate that approximately $450 in unrealized losses on the derivative instruments accumulated in OCL are expected to be reclassified to earnings during the next twelve months using a current 30-day LIBOR-based average receive rate (0.56% at March 31, 2010). See Note 5, “Comprehensive Income (Loss).”

4. FAIR VALUE MEASUREMENTS

We carry various assets and liabilities at fair value in the condensed consolidated balance sheets. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the following fair value hierarchy:

Level 1	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

8 of 20

Level 2	Observable inputs other than Level 1 prices such as quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; or model-driven valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs for the asset or liability. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

	Fair Value at	Fair Value Measurements at March 31, 2010 Using
Description	March 31, 2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$119	$119	—	—

Liabilities:
Derivative financial instrument	$678	—	$678	—

	Fair Value at	Fair Value Measurements at December 31, 2009 Using
Description	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$104	$104	—	—

Liabilities:
Derivative financial instrument	$710	—	$710	—

The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:

Available-for-sale securities – the investments are exchange-traded equity securities. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

Derivative financial instrument – the derivative is a pay-variable, receive fixed interest rate swap based on 30-day LIBOR. Fair value is based on model-derived valuations using the respective LIBOR rate, which is observed at quoted intervals for the full term of the swap and incorporates adjustments to appropriately reflect our nonperformance risk and the counterparty’s nonperformance risk. Therefore, the derivative is classified within Level 2 of the fair value hierarchy. See Note 3, “Derivative Financial Instruments,” for further information.

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and changes in the unrealized losses on available-for-sale securities and the effective portion of cash flow hedges as further discussed in Note 3, “Derivative Financial Instruments.” The components of comprehensive income (loss) for the quarters ended March 31, 2010 and 2009, respectively, are as follows:

Quarters Ended March 31,	2010	2009
Net income (loss)	$5,475	$(1,172)

Changes in unrealized losses on derivative instruments, net of income tax expense of $(11) and $(45), respectively	21	90
Changes in unrealized losses on available-for-sale securities, net of income tax (expense) benefit of $(5) and $47, respectively	10	(71)

Comprehensive income (loss)	5,506	(1,153)
Less: comprehensive income attributable to the noncontrolling interest	1,642	—

Comprehensive income (loss) attributable to Watsco, Inc.	$3,864	$(1,153)

9 of 20

6. ACQUISITIONS

On July 1, 2009, we completed the formation of a joint venture with Carrier Corporation (“Carrier”) to distribute Carrier, Bryant and Payne products throughout the U.S. Sunbelt, Latin America and the Caribbean. The newly formed joint venture, Carrier Enterprise, LLC (“Carrier Enterprise”), operates 110 locations in 20 states and Puerto Rico and serves over 19,000 air conditioning and heating contractors. In the formation of the joint venture, Carrier contributed 95 locations in the U.S. Sunbelt and Puerto Rico and the export division located in Miami, Florida and we contributed 15 locations that currently distribute Carrier, Bryant and Payne products. The results of operations of the new Carrier Enterprise locations have been included in the condensed consolidated unaudited financial statements from the date of acquisition.

The unaudited pro forma financial information combining our results of operations with the operations of Carrier Enterprise as if the joint venture had been consummated on January 1, 2009 is as follows:

Quarter Ended March 31,	2009
Revenues	$516,629

Net loss	(4,598)
Less: net loss attributable to the noncontrolling interest	1,516

Net loss attributable to Watsco, Inc.	$(3,082)

Diluted loss per share for Common and Class B common shares	$(0.13)

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information from the beginning of the period presented until the acquisition date includes adjustments to record income taxes related to our portion of Carrier Enterprise’s income, bank fees paid to amend our existing $300,000 revolving credit agreement entered into upon the consummation of the joint venture, bank fees paid by Carrier Enterprise to enter into a separate secured three-year $75,000 revolving credit agreement and amortization related to identified intangible assets with finite lives and does not include adjustments to remove certain corporate expenses of Carrier Enterprise, which may not be incurred in future periods, adjustments for depreciation, or synergies (primarily related to improved gross profit and lower general and administrative expenses) that may be realized subsequent to the acquisition date. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated Carrier Enterprise as of the beginning of the period presented.

7. SHAREHOLDERS’ EQUITY

Dividends Declared

Our Board of Directors declared cash dividends on Common and Class B common stock of $.48 per share and $.45 per share for the quarters ended March 31, 2010 and 2009, respectively. In April 2010, the Board of Directors declared a regular quarterly cash dividend of $.52 per share of Common and Class B common stock that was paid on April 30, 2010 to shareholders of record as of April 15, 2010.

Non-Vested (Restricted) Stock

During the quarter ended March 31, 2010, we granted 132,500 shares of non-vested (restricted) stock. No shares of non-vested (restricted) stock were granted during the quarter ended March 31, 2009. During the quarter ended

10 of 20

March 31, 2010, 4,853 shares of Common stock with an aggregate market value of $277 were delivered as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. Upon delivery these shares were retired.

Stock Options

During the quarters ended March 31, 2010 and 2009, 161,850 and 267,500, respectively, of stock options were exercised for Common and Class B common stock. Cash received from Common and Class B common stock issued as a result of stock options exercised during the quarters ended March 31, 2010 and 2009, was $2,442 and $2,196, respectively. During the quarters ended March 31, 2010 and 2009, 48,938 shares of Class B common stock with an aggregate market value of $2,814 and 91,942 shares of Common and Class B common stock with an aggregate market value of $3,333, respectively, were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. Upon delivery these shares were retired.

Employee Stock Purchase Plan

During the quarters ended March 31, 2010 and 2009, 4,254 and 5,194 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $201 and $183, respectively.

Noncontrolling Interest

We have a 60% controlling interest in Carrier Enterprise and Carrier has a 40% noncontrolling interest. The following table reconciles shareholders’ equity attributable to the noncontrolling interest:

Fair value of noncontrolling interest at December 31, 2009	$156,782
Net income attributable to the noncontrolling interest	1,642
Distribution to noncontrolling interest	(1,801)

Noncontrolling interest at March 31, 2010	$156,623

8. COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

We are involved in litigation incidental to the operation of our business. We vigorously defend all matters in which we or our subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect us. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, we do not believe the ultimate liability associated with any known claims or litigation in which we or our subsidiaries are involved will materially affect our financial condition or results of operations.

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amount of $8,803 and $7,110 at March 31, 2010 and December 31, 2009, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

9. RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 54% of all purchases made during the quarter ended March 31, 2010. At March 31, 2010, approximately $105,000 is payable to Carrier and its affiliates. Carrier Enterprise also sells HVAC/R products to Carrier and its affiliates; revenues in our condensed consolidated unaudited statement of income for the quarter ended March 31, 2010 include $3,399 of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

11 of 20

Carrier Enterprise has entered into Transactional Services Agreements (“TSAs”) with Carrier to have certain business processes performed on its behalf including the use of business software applications and information technologies. A number of the services provided pursuant to the TSAs expired on December 31, 2009, with the remaining services expiring at various dates through 2010. The fees related to the TSAs were approximately $1,339 and are included in selling, general and administrative expenses in our condensed consolidated unaudited statement of income for the quarter ended March 31, 2010. At March 31, 2010, $3,218 related to the TSAs is payable to Carrier and is included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

The final purchase price of Carrier Enterprise was subject to an adjustment pursuant to the Purchase and Contribution Agreement dated May 3, 2009, as amended June 29, 2009, of which $1,418 was payable to Carrier at March 31, 2010 and December 31, 2009. Such amount is included in our condensed consolidated balance sheets.

10. SUBSEQUENT EVENTS

In April 2010, one of our subsidiaries acquired certain assets and assumed certain liabilities of a wholesale distributor of air conditioning and heating products operating from two locations in Tennessee. The purchase price of the acquisition included a cash payment of approximately $2,300.

We evaluated subsequent events after March 31, 2010 through the date our condensed consolidated unaudited financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated unaudited financial statements included under Item 1, “Condensed Consolidated Unaudited Financial Statements” of this Quarterly Report on Form 10-Q.

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. On July 1, 2009, we completed the formation of a joint venture with Carrier Corporation, to distribute Carrier, Bryant and Payne products throughout the U.S. Sunbelt, Latin America and the Caribbean. In the formation of the joint venture, Carrier Enterprise LLC (“Carrier Enterprise”), Carrier contributed 95 locations in the U.S. Sunbelt and Puerto Rico and the export division located in Miami, Florida and we contributed 15 locations that currently distribute Carrier, Bryant and Payne products. At March 31, 2010, we operated from 504 locations in 36 states.

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

12 of 20

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

Our critical accounting policies are included in our 2009 Annual Report on Form 10-K as filed on February 26, 2010. We believe that there have been no significant changes during the quarter ended March 31, 2010 to the critical accounting policies disclosed in our 2009 Annual Report on Form 10-K.

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income (loss) expressed as a percentage of revenues for the quarters ended March 31, 2010 and 2009:

	2010	2009
Revenues	100.0%	100.0%
Cost of sales	75.9	74.5

Gross profit	24.1	25.5
Selling, general and administrative expenses	22.3	26.0

Operating income (loss)	1.8	(0.5)
Interest expense, net	0.2	0.1

Income (loss) before income taxes	1.6	(0.6)
Income tax (expense) benefit	(0.5)	0.2

Net income (loss)	1.1	(0.4)
Less: net income attributable to the noncontrolling interest	0.3	—

Net income (loss) attributable to Watsco, Inc.	0.8%	(0.4)%

The following narratives include the results of operations for businesses acquired during 2009 and 2010. The acquisitions were accounted for using the purchase method of accounting and, accordingly, their results of operations have been included in the condensed consolidated unaudited statements of income beginning on their respective dates of acquisition. In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the prior twelve months unless they are within close geographical proximity to existing locations.

Revenues

Revenues for the first quarter of 2010 increased $218.4 million, or 75%, compared to the same period in 2009, including $225.8 million attributable to the new Carrier Enterprise locations and $3.8 million from other locations acquired and opened during the last twelve months offset by $2.7 million from closed locations. On a same-store basis, revenues declined $8.5 million, or 3%, over the same period in 2009. Revenues reflect a 5% increase in sales of HVAC equipment, an 11% decline in sales of other HVAC products and a 1% decline in sales of refrigeration products. Sales of HVAC equipment benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the quarter ended March 31, 2010 increased $48.4 million, or 65%, compared to the same period in 2009, primarily as a result of increased revenues. Gross profit margin for the quarter ended March 31, 2010 declined 140 basis-points to 24.1% versus 25.5% for the same period in 2009, reflecting the impact of lower selling margins for Carrier Enterprise. On a same-store basis, gross profit margin improved 50 basis-points to 26.1% versus 25.6% primarily due to lower margins on certain commodity products that are sensitive to changes in commodity prices during the quarter ended March 31, 2009.

13 of 20

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2010 increased $37.9 million, or 50%, compared to the same period in 2009. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2010 decreased to 22.3% versus 26.0% for the same period in 2009. The decrease in selling, general, and administrative expenses as a percentage of revenues is primarily due to on-going profit enhancement initiatives.

Interest Expense, Net

Net interest expense for the quarter ended March 31, 2010 increased $0.6 million, or 173%, compared to the same period in 2009, primarily as a result of the additional amortization of bank fees (included in interest expense, net) related to the amendment of our existing revolving credit agreement required to consummate the joint venture and the establishment of the Carrier Enterprise revolving credit agreement and a 53% increase in average outstanding borrowings.

Income Taxes

Income taxes of $2.5 million consist of the income taxes attributable to Watsco’s wholly-owned operations and 60% of income taxes attributable to Carrier Enterprise, which is taxed as a partnership for income tax purposes. The effective income tax rate attributable to Watsco, Inc. was 38.0% for the quarters ended March 31, 2010 and 2009. Our overall effective income tax rate was 31.3% for the quarter ended March 31, 2010 versus 38.0% for the quarter ended March 31, 2009.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended March 31, 2010 increased $5.0 million, or 427%, compared to the same period in 2009. The increase was primarily driven by higher revenues as well as by lower levels of selling, general and administrative expenses as a percent of revenues discussed above.

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

We rely on cash flows from operations and our lines of credit to fund seasonal working capital needs, financial commitments and short-term liquidity needs, including funds necessary for business acquisitions. Disruptions in the capital and credit markets, such as those that have been experienced since early 2008 could adversely affect our ability to draw on our lines of credit. Our access to funds under the lines of credit is dependent on the ability of the banks to meet their funding commitments. Disruptions in capital and credit markets have also affected the determination of interest rates for borrowers, particularly rates based on LIBOR, as are our lines of credit. Continued disruptions in these markets and their effect on interest rates could result in increased borrowing costs under our lines of credit. We believe that, at present, cash flows from operations combined with those available under our lines of credit are sufficient to satisfy our current liquidity needs, including our anticipated dividend payments and capital expenditures.

14 of 20

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2010 and 2009:

	2010	2009	Change
Operating activities	$(5.8)	$13.1	$(18.9)
Investing activities	$0.3	$(0.9)	$1.2
Financing activities	$21.5	$(8.0)	$29.5

Operating Activities

The decrease in net cash provided by operating activities is primarily due to our seasonal buildup of inventory in preparation for the spring and summer selling seasons partially offset by the timing of payments for accrued expenses and higher net income in 2010.

Investing Activities

The decrease in net cash used in investing activities is due to higher proceeds from the sale of property and equipment partially offset by higher capital expenditures in 2010.

Financing Activities

The decrease in net cash used in financing activities is primarily attributable to net borrowings under our revolving credit agreements partially offset by an increase in the payment of cash dividends in 2010.

Working capital increased to $561.3 million at March 31, 2010 from $531.4 million at December 31, 2009, primarily due to the aforementioned increase in inventory levels.

Revolving Credit Agreements

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $300.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. The credit facility matures in August 2012. At March 31, 2010 and December 31, 2009, $47.0 million and $12.8 million were outstanding under this revolving credit agreement, respectively.

The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We believe we were in compliance with all covenants and financial ratios at March 31, 2010.

Carrier Enterprise maintains a separate secured revolving credit agreement that provides for borrowings of up to $75.0 million. Borrowings under the credit facility are used by Carrier Enterprise for general corporate purposes, including working capital and permitted acquisitions. The credit facility is secured by substantially all tangible and intangible assets of Carrier Enterprise. The credit facility matures in July 2012. At December 31, 2009, $0.01 million was outstanding under this credit facility. At March 31, 2010, no borrowings were outstanding under this credit facility.

The revolving credit agreement contains customary affirmative and negative covenants and warranties, including compliance with a monthly borrowing base certificate with advance rates on accounts receivable and inventory, two financial covenants with respect to Carrier Enterprise’s leverage and interest coverage ratios and limits the level of capital expenditures in addition to other restrictions. We believe Carrier Enterprise was in compliance with all covenants and financial ratios at March 31, 2010.

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

15 of 20

Common Stock Dividends

Cash dividends of $.48 per share and $.45 per share of Common stock and Class B common stock were paid during the quarters ended March 31, 2010 and 2009, respectively. In April 2010, the Board of Directors declared a regular quarterly cash dividend of $.52 per share of Common and Class B common stock that was paid on April 30, 2010 to shareholders of record as of April 15, 2010. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, and restrictions under our revolving credit agreement, future prospects and other factors deemed relevant by our Board of Directors.

Capital Resources

We believe we have adequate availability of capital from operations and our current credit facilities to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of March 31, 2010, we had cash and cash equivalents on hand and additional borrowing capacity (subject to certain restrictions) under our revolving credit agreements to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe our financial position and earnings history provide a sufficient base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the 2009 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 to the condensed consolidated unaudited financial statements for a discussion of recent accounting pronouncements.

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

16 of 20

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on our business or operations. For additional information identifying some other important factors which may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Commission filings, including but not limited to, the discussion included in the Risk Factors section of our 2009 Annual Report on Form 10-K under the headings “Business Risk Factors” and “General Risk Factors.” Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the Securities and Exchange Commission, we have not yet assessed the internal control over financial reporting of the 95 locations added by Carrier Enterprise on July 1, 2009, which represents approximately 44% of our total consolidated assets at March 31, 2010 and approximately 44% of revenues for the quarter ended March 31, 2010. From the acquisition date to March 31, 2010, the processes and systems of Carrier Enterprise were discrete and did not impact internal controls over financial reporting for our other consolidated subsidiaries.

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

Information about risk factors for the quarter ended March 31, 2010, do not differ materially from that set forth in Part I, Item 1A, of our 2009 Annual Report on Form 10-K.

17 of 20

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Through March 31, 2010, 6.4 million shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. The remaining 1.1 million shares authorized for repurchase are subject to certain restrictions included in our debt agreement. During the quarter ended March 31, 2010, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Recent Sales of Unregistered Securities

In March 2010, we issued 9,959 shares of our Common stock to our Profit Sharing Retirement Plan & Trust (the “Plan”) representing the employer match under the Plan for the Plan’s year ended December 31, 2009, without registration. This issuance was exempt from registration under the Securities Act under Section 3(a)(2). The Plan is a profit sharing retirement plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of our employees, which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plan as a matching contribution that has been less in value at the time it was contributed to the Plan than the employee contributions that it matches.

Dividends

Cash dividends of $.48 per share and $.45 per share of Common stock and Class B common stock were paid during the quarters ended March 31, 2010 and 2009, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under our revolving credit agreement, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. # + *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

18 of 20

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

Note to exhibits:

  # Submitted electronically herewith

  + Compensation plan or arrangement

  * Management contract

19 of 20

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 7, 2010	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

20 of 20

EXHIBIT INDEX

Exhibit Number	Description

10.1	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.