Form 10-Q
period 2010-06-30
WATSCO INC
filed 2010-08-06
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,073,588 shares of Common stock ($.50 par value), excluding treasury shares of 6,322,650 and 4,326,326 shares of Class B common stock ($.50 par value), excluding treasury shares of 48,263, were outstanding as of August 3, 2010.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 22

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$864,805	$404,971	$1,374,560	$696,314
Cost of sales	663,736	303,986	1,050,887	521,095

Gross profit	201,069	100,985	323,673	175,219
Selling, general and administrative expenses	130,150	74,691	243,889	150,487

Operating income	70,919	26,294	79,784	24,732
Interest expense, net	894	344	1,791	672

Income before income taxes	70,025	25,950	77,993	24,060
Income taxes	21,818	9,668	24,311	8,950

Net income	48,207	16,282	53,682	15,110
Less: net income attributable to noncontrolling interest	13,162	—	14,804	—

Net income attributable to Watsco, Inc.	$35,045	$16,282	$38,878	$15,110

Earnings per share for Common and Class B common stock:
Basic	$1.08	$0.57	$1.20	$0.53

Diluted	$1.08	$0.56	$1.20	$0.52

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,757	$58,093
Accounts receivable, net	385,532	266,284
Inventories	522,545	410,078
Other current assets	19,784	20,843

Total current assets	1,015,618	755,298

Property and equipment, net	31,361	33,118
Goodwill	304,154	303,257
Intangible assets	57,552	58,566
Other assets	8,883	10,374

	$1,417,568	$1,160,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$153	$151
Accounts payable	344,842	145,825
Accrued expenses and other current liabilities	103,430	77,950

Total current liabilities	448,425	223,926

Long-term obligations:
Borrowings under revolving credit agreements	20,000	12,763
Other long-term obligations, net of current portion	574	666

Total long-term obligations	20,574	13,429

Deferred income taxes and other liabilities	28,737	28,450

Commitments and contingencies (Note 8)

Watsco, Inc. shareholders’ equity:
Common stock, $.50 par value	17,199	17,105
Class B common stock, $.50 par value	2,191	2,150
Preferred stock, $.50 par value	—	—
Paid-in capital	468,159	461,563
Accumulated other comprehensive loss, net of tax	(757)	(821)
Retained earnings	378,994	372,454
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	751,361	738,026

Noncontrolling interest	168,471	156,782

Total shareholders’ equity	919,832	894,808

	$1,417,568	$1,160,613

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2010 and 2009

(In thousands)

	2010	2009
Cash flows from operating activities:
Net income	$53,682	$15,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,148	3,413
Share-based compensation	2,907	2,659
Provision for doubtful accounts	1,816	3,245
Gain on sale of property and equipment	(418)	(52)
Excess tax benefits from share-based compensation	(2,088)	(3,711)
Other, net	1,705	1,384
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(120,494)	(28,357)
Inventories	(109,173)	(15,205)
Accounts payable and other liabilities	221,543	48,174
Other, net	2,202	899

Net cash provided by operating activities	56,830	27,559

Cash flows from investing activities:
Capital expenditures	(3,839)	(1,578)
Business acquisitions, net of cash acquired	(2,406)	—
Proceeds from sale of property and equipment	2,073	148

Net cash used in investing activities	(4,172)	(1,430)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(32,338)	(26,451)
Distributions to noncontrolling interest	(3,115)	—
Net repayments of other long-term obligations	(90)	(124)
Excess tax benefits from share-based compensation	2,088	3,711
Net proceeds from issuances of common stock	3,224	5,847
Net proceeds under revolving credit agreements	7,237	—
Costs related to amendment of revolving credit agreement	—	(5,253)

Net cash used in financing activities	(22,994)	(22,270)

Net increase in cash and cash equivalents	29,664	3,859
Cash and cash equivalents at beginning of period	58,093	41,444

Cash and cash equivalents at end of period	$87,757	$45,303

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 22

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2010

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. The accompanying Watsco June 30, 2010 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco and all of its wholly-owned subsidiaries and effective July 1, 2009, include the accounts of a joint venture in which Watsco maintains a 60% controlling interest. See Note 6, “Acquisitions.” All significant intercompany balances and transactions have been eliminated.

The results of operations for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during the summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly consistent during the year except for dependence on housing completions and related weather and economic conditions.

Use of Estimates

The preparation of condensed consolidated unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves related to self-insurance programs and valuation of goodwill and indefinite lived intangible assets. While we believe that these estimates are reasonable, actual results could differ from such estimates.

Recently Adopted Accounting Standards

Transfers of Financial Assets

On January 1, 2010, we adopted a new accounting standard issued by the Financial Accounting Standards Board (“FASB”) that addresses the accounting and disclosure requirements for transfers of financial assets. The adoption of this guidance did not have a material impact on our condensed consolidated unaudited financial statements.

Variable Interest Entities

On January 1, 2010, we adopted accounting guidance issued by the FASB that amended the consolidation principles for variable interest entities (“VIEs”) by requiring consolidation of VIEs based on whether an entity has the power to direct the activities that most significantly impact the VIEs economic performance and shares in the significant risks and rewards of the entity. The adoption of this guidance did not have a material impact on our condensed consolidated unaudited financial statements.

6 of 22

Recently Issued Accounting Standards

Amendments to Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued accounting guidance that amends the criteria for allocating a contract’s consideration to individual services or products in multiple deliverable arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt this guidance beginning on January 1, 2011 and do not expect a material impact on our condensed consolidated unaudited financial statements.

2.	EARNINGS PER SHARE

Earnings per share is computed using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of our non-vested (restricted) stock are considered participating securities because these awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. Under the two-class method, earnings per common share for our Common and Class B common stock is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of shares of Common stock and Class B common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to Common stock, Class B common stock and participating securities based on the weighted-average shares outstanding during the period.

Diluted earnings per share of our Common stock assumes the conversion of all of our Class B common stock (2,866,881 and 2,575,364 shares as of June 30, 2010 and 2009, respectively) into Common stock as of the beginning of the period and adjusts for the dilutive effects of outstanding stock options using the treasury stock method.

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock for the quarters and six months ended June 30, 2010 and 2009:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$35,045	$16,282	$38,878	$15,110
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	(2,100)	(992)	(2,342)	(944)

Earnings allocated to Watsco, Inc. shareholders	$32,945	$15,290	$36,536	$14,166

Allocation of earnings for Basic:
Common stock	$29,844	$13,825	$33,092	$12,803
Class B common stock	3,101	1,465	3,444	1,363

	$32,945	$15,290	$36,536	$14,166

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$35,045	$16,282	$38,878	$15,110
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	(2,097)	(990)	(2,341)	(953)

Earnings allocated to Watsco, Inc. shareholders	$32,948	$15,292	$36,537	$14,157

The diluted earnings per share calculation assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the period; therefore, no allocation of earnings to Class B common stock is required.

Weighted-average Common and Class B common shares outstanding for basic earnings per share	30,461,079	26,876,952	30,413,994	26,775,500
Effect of dilutive stock options	108,445	373,264	123,142	381,348

Weighted-average Common and Class B common shares outstanding for diluted earnings per share	30,569,524	27,250,216	30,537,136	27,156,848

7 of 22

Diluted earnings per share excluded 84,000 and 227,681 shares for the quarters ended June 30, 2010 and 2009, respectively, and 117,561 and 263,152 shares for the six months ended June 30, 2010 and 2009, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

3.	DERIVATIVE FINANCIAL INSTRUMENTS

Periodically, we enter into interest rate swap agreements to reduce our exposure to market risk from changing interest rates under our revolving credit agreements. Under the terms of the swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on our interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. Financial instruments are not held or issued for trading purposes. In order to obtain hedge accounting treatment, any derivatives used for hedging purposes must be designated as, and effective as, a hedge of an identified risk exposure at the inception of the contract. Changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Accordingly, we record all derivative instruments as either assets or liabilities on the condensed consolidated balance sheets at their respective fair values. We record the change in the fair value of a derivative instrument designated as a cash flow hedge in other comprehensive income to the extent the derivative is effective, and recognize the change in the statement of income when the hedged item affects earnings. Our interest rate hedge is designated as a cash flow hedge.

At both June 30, 2010 and December 31, 2009, we had one interest rate swap agreement was in effect with a notional value of $10,000, maturing in October 2011. The swap agreement exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. During the quarter and six months ended June 30, 2010 and 2009, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

We were party to an interest rate swap agreement with a notional amount of $10,000, which matured on October 31, 2009, that was designated as a cash flow hedge and effectively exchanged the variable rate of 30-day LIBOR to a fixed interest rate of 5.04%. During the quarter and six months ended June 30, 2009, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

The negative fair value of the derivative financial instrument was $602 and $710 at June 30, 2010 and December 31, 2009, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the condensed consolidated balance sheets. See Note 4, “Fair Value Measurements.” At June 30, 2010 and December 31, 2009, $364, net of deferred tax benefits of $223 and $432, net of deferred tax benefits of $262, respectively, was included in accumulated other comprehensive loss (“OCL”) associated with the cash flow hedge.

The net change in OCL for the quarters and six months ended June 30, 2010 and 2009, reflected the reclassification of $75, net of income tax benefit of $46, $148, net of income tax benefit of $88, $150, net of income tax benefit of $92 and $293, net of income tax benefit of $173, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated unaudited statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a monthly basis as interest payments occur. We estimate that approximately $450 in unrealized losses on the derivative instrument accumulated in OCL are expected to be reclassified to earnings during the next twelve months using a current 30-day LIBOR-based average receive rate (0.55% at June 30, 2010). See Note 5, “Comprehensive Income.”

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

8 of 22

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

	Fair Value at	Fair Value Measurements at June 30, 2010 Using
Description	June 30, 2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$95	$95	—	—

Liabilities:
Derivative financial instrument	$602	—	$602	—

	Fair Value at	Fair Value Measurements at December 31, 2009 Using
Description	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$104	$104	—	—

Liabilities:
Derivative financial instrument	$710	—	$710	—

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

Comprehensive income consists of net income and changes in the unrealized losses on available-for-sale securities and the effective portion of cash flow hedges as further discussed in Note 3, “Derivative Financial Instruments.” The components of comprehensive income for the quarters and six months ended June 30, 2010 and 2009, respectively, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$48,207	$16,282	$53,682	$15,110
Changes in unrealized losses on derivative instruments, net of income tax expense of $29, $70, $40 and $115, respectively	47	114	68	204
Changes in unrealized losses on available-for-sale securities, net of income tax (expense) benefit of $10, $(16), $5 and $31, respectively	(14)	27	(4)	(44)

Comprehensive income	48,240	16,423	53,746	15,270
Less: comprehensive income attributable to noncontrolling interest	13,162	—	14,804	—

Comprehensive income attributable to Watsco, Inc.	$35,078	$16,423	$38,942	$15,270

6.	ACQUISITIONS

On July 1, 2009, we completed the formation of a joint venture with Carrier Corporation (“Carrier”) to distribute Carrier, Bryant and Payne products throughout the U.S. Sunbelt, Latin America and the Caribbean. The joint venture, Carrier Enterprise, LLC (“Carrier Enterprise”), operates 110 locations in 20 states and Puerto Rico and serves over 19,000 air conditioning and heating contractors. In the formation of the joint venture, Carrier contributed 95 locations in the U.S. Sunbelt and Puerto Rico and the export division located in Miami, Florida and we contributed 15 locations that distributed Carrier, Bryant and Payne products. The results of operations of the new Carrier Enterprise locations have been included in the condensed consolidated unaudited financial statements from the date of acquisition.

The unaudited pro forma financial information combining our results of operations with the operations of Carrier Enterprise as if the joint venture had been consummated on January 1, 2009 is as follows:

	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
Revenues	$740,189	$1,256,818

Net income	27,947	23,349
Less: net income attributable to noncontrolling interest	6,600	5,084

Net income attributable to Watsco, Inc.	$21,347	$18,265

Diluted earnings per share for Common and Class B common shares	$0.67	$0.55

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information from the beginning of the period presented until the acquisition date includes adjustments to record income taxes related to our portion of Carrier Enterprise’s income, amortization of bank fees paid to amend our existing $300,000 revolving credit agreement entered into upon the consummation of the joint venture, amortization of bank fees paid by Carrier Enterprise to enter into a separate secured three-year $75,000 revolving credit agreement and amortization related to identified intangible assets with finite lives and does not include adjustments to remove certain corporate expenses of Carrier Enterprise, which may not be incurred in future periods, adjustments for depreciation, or synergies (primarily related to improved gross profit and lower general and administrative expenses) that may be realized subsequent to the acquisition date. The unaudited pro forma financial information is not necessarily indicative of our future results of operations or what the results of operations would have been had we owned and operated Carrier Enterprise as of the beginning of the period presented.

In April 2010, one of our subsidiaries acquired certain assets and assumed certain liabilities of a wholesale distributor of air conditioning and heating products operating from two locations in Tennessee. The purchase price of the acquisition included a cash payment of approximately $2,400.

10 of 22

The results of operations of these acquired locations have been included in the condensed consolidated unaudited financial statements from their respective dates of acquisition. The pro forma effect of the April 2010 acquisition was not deemed significant to the condensed consolidated unaudited financial statements.

7.	SHAREHOLDERS’ EQUITY

Dividends Declared

Our Board of Directors declared cash dividends on Common and Class B common stock of $0.52 per share, $0.48 per share, $1.00 per share and $0.93 per share for the quarters and six months ended June 30, 2010 and 2009, respectively. On July 1, 2010, our Board of Directors declared a regular quarterly cash dividend of $0.52 per share of Common and Class B common stock that was paid on July 30, 2010 to shareholders of record as of July 15, 2010.

Non-Vested (Restricted) Stock

No shares of non-vested (restricted) stock were granted during the quarter ended June 30, 2010. During the six months ended June 30, 2010, we granted 132,500 shares of non-vested (restricted) stock. No shares of non-vested (restricted) stock were granted during the quarter or six months ended June 30, 2009. During the quarters ended June 30, 2010 and 2009, 258 shares of Common stock with an aggregate market value of $16 and 601 shares of Common stock with an aggregate market value of $24, respectively, were delivered as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. During the six months ended June 30, 2010 and 2009, 5,111 shares of Common stock with an aggregate market value of $293 and 601 shares of Common stock with an aggregate market value of $24, respectively, were delivered as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. These shares were retired upon delivery.

Stock Options

During the quarters ended June 30, 2010 and 2009, 13,000 and 152,550, respectively, of stock options were exercised for Common stock. During the six months ended June 30, 2010 and 2009, 174,850 and 420,050, respectively, of stock options were exercised for Common and Class B common stock. Cash received from Common and Class B common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2010 and 2009, was $366, $3,226, $2,808 and $5,422, respectively. During the six months ended June 30, 2010 and 2009, 48,938 shares of Class B common stock with an aggregate market value of $2,814 and 91,942 shares of common stock with an aggregate market value of $3,333, respectively, were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended June 30, 2010 and 2009, 3,864 and 6,918, shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $215 and $242, respectively. During the six months ended June 30, 2010 and 2009, 8,118 and 12,112 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $416 and $425, respectively.

Noncontrolling Interest

We have a 60% controlling interest in Carrier Enterprise and Carrier has a 40% noncontrolling interest. The following table reconciles shareholders’ equity attributable to the noncontrolling interest:

Fair value of noncontrolling interest at December 31, 2009	$156,782
Net income attributable to noncontrolling interest	14,804
Distribution to noncontrolling interest	(3,115)

Noncontrolling interest at June 30, 2010	$168,471

11 of 22

8.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amount of $9,249 and $7,110 at June 30, 2010 and December 31, 2009, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

9.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 54% of all purchases made for the quarter and six months ended June 30, 2010. At June 30, 2010, approximately $157,000 is payable to Carrier and its affiliates. Carrier Enterprise also sells HVAC/R products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statement of income for the quarter and six months ended June 30, 2010 include $14,649 and $18,048, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

Carrier Enterprise has entered into Transactional Services Agreements (“TSAs”) with Carrier to have certain business processes performed on its behalf including processes involving the use of business software applications and information technologies. A number of the services provided pursuant to the TSAs expired on December 31, 2009, with the remaining services expiring at various dates throughout 2010. The fees related to the TSAs were approximately $888 and $2,227 and are included in selling, general and administrative expenses in our condensed consolidated unaudited statement of income for the quarter and six months ended June 30, 2010, respectively. At June 30, 2010 and December 31, 2009, $1,722 and $7,116, respectively, related to the TSAs is payable to Carrier and is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

The final purchase price of Carrier Enterprise was subject to an adjustment pursuant to the Purchase and Contribution Agreement dated May 3, 2009, as amended June 29, 2009, of which $1,418 was payable to Carrier at June 30, 2010 and December 31, 2009. Such amount is included in our condensed consolidated balance sheets.

12 of 22

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

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. On July 1, 2009, we completed the formation of a joint venture with Carrier Corporation (“Carrier”), to distribute Carrier, Bryant and Payne products throughout the U.S. Sunbelt, Latin America and the Caribbean. In the formation of the joint venture, Carrier Enterprise, LLC (“Carrier Enterprise”), Carrier contributed 95 locations in the U.S. Sunbelt and Puerto Rico and the export division located in Miami, Florida and we contributed 15 locations that currently distribute Carrier, Bryant and Payne products. At June 30, 2010, we operated from 505 locations in 36 states.

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

Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during the summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly consistent during the year except for dependence on housing completions and related weather and economic conditions.

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

Our critical accounting policies are included in our 2009 Annual Report on Form 10-K as filed on February 26, 2010. We believe that there have been no significant changes during the quarter and six months ended June 30, 2010 to the critical accounting policies disclosed in our 2009 Annual Report on Form 10-K.

13 of 22

Recent Accounting Pronouncements

Refer to Note 1 to the condensed consolidated unaudited financial statements for a discussion of recently issued accounting pronouncements.

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues for the quarters and six months ended June 30, 2010 and 2009:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.7	75.1	76.5	74.8

Gross profit	23.3	24.9	23.5	25.2
Selling, general and administrative expenses	15.1	18.4	17.7	21.6

Operating income	8.2	6.5	5.8	3.6
Interest expense, net	0.1	0.1	0.1	0.1

Income before income taxes	8.1	6.4	5.7	3.5
Income taxes	2.5	2.4	1.8	1.3

Net income	5.6	4.0	3.9	2.2
Less: net income attributable to noncontrolling interest	1.5	—	1.1	—

Net income attributable to Watsco, Inc.	4.1%	4.0%	2.8%	2.2%

The following narratives include the results of operations for businesses acquired during 2009 and 2010. The results of operations for these acquisitions have been included in the condensed consolidated unaudited statements of income beginning on their respective dates of acquisition. In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the prior twelve months unless they are within close geographical proximity to existing locations (95 locations excluded at June 30, 2010). The table below summarizes the changes in our locations during the quarter and six months ended June 30, 2010:

Number of Locations
December 31, 2009	505
Closed	(1)

March 31, 2010	504
Acquired	2
Opened	3
Closed	(4)

June 30, 2010	505

Second Quarter 2010 Compared to Second Quarter 2009

Revenues

Revenues for the quarter ended June 30, 2010 increased $459.8 million, or 114%, compared to the same period in 2009, including $399.6 million attributable to the new Carrier Enterprise locations and $9.3 million from other locations acquired and opened during the last twelve months offset by $3.5 million from closed locations. On a same-store basis, revenues increased $54.4 million, or 14%, over the same period in 2009. Revenues reflect a 25% increase in sales of HVAC equipment, a 3% increase in sales of other HVAC products and a 5% increase in sales of refrigeration products. Sales of HVAC equipment benefited from a combination of strong growth in unit sales and an improved sales mix of higher-efficiency replacement air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the quarter ended June 30, 2010 increased $100.1 million, or 99%, compared to the same period in 2009, primarily as a result of increased revenues. Gross profit margin for the quarter ended June 30, 2010 declined 160 basis-points to 23.3% versus 24.9% for the same period in 2009, reflecting the impact of lower selling margins for Carrier Enterprise. On a same-store basis, gross profit margin declined 30 basis-points to 24.7% versus 25.0% primarily due to a shift in sales mix toward HVAC equipment, which generates a lower gross profit margin than non-equipment products during the quarter ended June 30, 2010.

14 of 22

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2010 increased $55.5 million, or 74%, compared to the same period in 2009 primarily due to Carrier Enterprise. Selling, general and administrative expenses as a percent of revenues for the quarter ended June 30, 2010 decreased to 15.1% from 18.4% for the same period in 2009. On a same-store basis, selling, general, and administrative expenses increased 1% primarily due to an increase in selling expenses from higher revenues, partially offset by on-going profit enhancement initiatives. Closed branches also contributed selling, general and administrative savings of $0.8 million during the quarter ended June 30, 2010.

Interest Expense, Net

Net interest expense for the quarter ended June 30, 2010 increased $0.6 million, or 160%, compared to the same period in 2009, primarily as a result of the additional amortization of bank fees (included in interest expense, net) related to the amendment of our existing revolving credit agreement required to consummate the joint venture and the establishment of the Carrier Enterprise revolving credit agreement.

Income Taxes

Income taxes of $21.8 million consist of the income taxes attributable to Watsco’s wholly-owned operations and 60% of income taxes attributable to Carrier Enterprise, which is taxed as a partnership for income tax purposes. The effective income tax rate attributable to Watsco, Inc. increased to 38.0% from 37.3% for the quarters ended June 30, 2010 and 2009. The increase is primarily due to certain non-recurring tax benefits and credits realized in 2009 and a higher state effective tax rate associated with Carrier Enterprise in 2010.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended June 30, 2010 increased $18.8 million, or 115%, compared to the same period in 2009. The increase was primarily driven by higher revenues, expanded profit margins and lower levels of selling, general and administrative expenses as a percent of revenues as discussed above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

Revenues for the six months ended June 30, 2010 increased $678.2 million, or 97%, compared to the same period in 2009, including $625.4 million attributable to the new Carrier Enterprise locations and $13.1 million from other locations acquired and opened during the last twelve months offset by $6.2 million from closed locations. On a same-store basis, revenues increased $45.9 million, or 7%, over the same period in 2009. Revenues reflect a 17% increase in sales of HVAC equipment, a 3% decrease in sales of other HVAC products and a 3% increase in sales of refrigeration products. Sales of HVAC equipment benefited from a combination of strong growth in unit sales and an improved sales mix of higher-efficiency replacement air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the six months ended June 30, 2010 increased $148.5 million, or 85%, compared to the same period in 2009, primarily as a result of increased revenues. Gross profit margin for the six months ended June 30, 2010 declined 170 basis-points to 23.5% versus 25.2% for the same period in 2009, reflecting the impact of lower selling margins for Carrier Enterprise. On a same-store basis, gross profit margin improved 10 basis-points to 25.3% versus 25.2% primarily due to a shift in sales mix toward HVAC equipment, which generates a lower gross profit margin than non-equipment products during the six months ended June 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2010 increased $93.4 million, or 62%, compared to the same period in 2009 primarily due to Carrier Enterprise. Selling, general and administrative expenses as a percent of revenues for the six months ended June 30, 2010 decreased to 17.7% from 21.6% for the same period in 2009. On a same-store basis, selling, general, and administrative expenses decreased 4% primarily due to lower bad debt expense and on-going profit enhancement initiatives. Closed branches also contributed selling, general and administrative savings of $1.6 million during the six months ended June 30, 2010.

15 of 22

Interest Expense, Net

Net interest expense for the six months ended June 30, 2010 increased $1.1 million, or 167%, compared to the same period in 2009, primarily as a result of the additional amortization of bank fees (included in interest expense, net) related to the amendment of our existing revolving credit agreement required to consummate the joint venture and the establishment of the Carrier Enterprise revolving credit agreement.

Income Taxes

Income taxes of $24.3 million consist of the income taxes attributable to Watsco’s wholly-owned operations and 60% of income taxes attributable to Carrier Enterprise, which is taxed as a partnership for income tax purposes. The effective income tax rate attributable to Watsco, Inc. increased to 38.0% from 37.2% for the six months ended June 30, 2010 and 2009. The increase is primarily due to certain non-recurring tax benefits and credits realized in 2009 and a higher state effective tax rate associated with Carrier Enterprise in 2010.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the six months ended June 30, 2010 increased $23.8 million, or 157%, compared to the same period in 2009. The increase was primarily driven by higher revenues, expanded profit margins and lower levels of selling, general and administrative expenses as a percent of revenues as discussed above.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand of HVAC/R products, which peaks in the months of May through August. Significant factors that could affect our liquidity include the following:

•	cash flows generated from operating activities;

•	the adequacy of available bank lines of credit;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions;

•	dividend payments;

•	capital expenditures; and

•	the timing and extent of common stock repurchases.

We rely on cash flows from operations and our lines of credit to fund seasonal working capital needs, financial commitments and short-term liquidity needs, including funds necessary for business acquisitions. Future disruptions in the capital and credit markets, such as those experienced in 2008 could adversely affect our ability to draw on our lines of credit. Our access to funds under the lines of credit is dependent on the ability of the banks to meet their funding commitments. Disruptions in capital and credit markets also affected the determination of interest rates for borrowers, particularly rates based on LIBOR, as are our lines of credit. Future disruptions in these markets and their effect on interest rates could result in increased borrowing costs under our lines of credit. We believe that, at present, cash flows from operations combined with those available under our lines of credit are sufficient to satisfy our current liquidity needs, including our anticipated dividend payments and capital expenditures.

16 of 22

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2010 and 2009:

	2010	2009	Change

Operating activities	$56.8	$27.6	$29.2

Investing activities	$(4.2)	$(1.4)	$(2.8)

Financing activities	$(23.0)	$(22.3)	$(0.7)

Operating Activities

The increase in net cash provided by operating activities was principally attributable to higher net income and to changes in operating assets and liabilities, which were primarily composed of higher levels of accounts payable and other liabilities, partially offset by higher inventories attributable to the 95 locations added by Carrier Enterprise and a stronger seasonal buildup of inventory in 2010 and higher accounts receivable driven by increased sales volume in 2010 versus 2009.

Investing Activities

The increase in net cash used in investing activities is primarily due to a business acquired in 2010 for $2.4 million and an increase in capital expenditures of $2.3 million partially offset by $1.9 million of higher proceeds from the sale of property and equipment in 2010 as compared to the 2009 period.

Financing Activities

The increase in net cash used in financing activities is primarily attributable to an increase of $5.9 million in dividends paid, a $3.1 million distribution made to the noncontrolling interest, $2.6 million lower net proceeds from issuances of common stock and a $1.6 million decrease in excess tax benefits resulting from share-based compensation in 2010, partially offset by $7.2 million net borrowings under our revolving credit agreements in 2010 and $5.3 million in fees paid in 2009 to amend our revolving credit agreement.

Working capital increased $35.8 million to $567.2 million at June 30, 2010 from $531.4 million at December 31, 2009, reflecting higher cash on hand resulting from improved collections as well as due to the aforementioned increase in inventory levels and accounts receivable; partially offset by higher levels of accounts payable and accrued expenses.

Revolving Credit Agreements

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $300.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. The credit facility matures in August 2012. At June 30, 2010 and December 31, 2009, $20.0 million and $12.8 million were outstanding under this revolving credit agreement, respectively.

The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We believe we were in compliance with all covenants and financial ratios at June 30, 2010.

Carrier Enterprise maintains a separate secured revolving credit agreement that provides for borrowings of up to $75.0 million. Borrowings under the credit facility are used by Carrier Enterprise for general corporate purposes, including working capital and permitted acquisitions. The credit facility is secured by substantially all tangible and intangible assets of Carrier Enterprise. The credit facility matures in July 2012. At December 31, 2009, $0.01 million was outstanding under this credit facility. At June 30, 2010, no borrowings were outstanding under this credit facility.

The revolving credit agreement contains customary affirmative and negative covenants and warranties, including compliance with a monthly borrowing base certificate with advance rates on accounts receivable and inventory, two financial covenants with respect to Carrier Enterprise’s leverage and interest coverage ratios and limits the level of capital expenditures in addition to other restrictions. We believe Carrier Enterprise was in compliance with all covenants and financial ratios at June 30, 2010.

17 of 22

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

Common Stock Dividends

Cash dividends of $1.00 per share and $0.93 per share of Common stock and Class B common stock were paid during the six months ended June 30, 2010 and 2009, respectively. On July 1, 2010, our Board of Directors declared a regular quarterly cash dividend of $0.52 per share of Common and Class B common stock that was paid on July 30, 2010 to shareholders of record as of July 15, 2010. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, and restrictions under our revolving credit agreement, future prospects and other factors deemed relevant by our Board of Directors.

Capital Resources

We believe we have adequate availability of capital from operations and our current credit facilities to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of June 30, 2010, we had cash and cash equivalents on hand and additional borrowing capacity (subject to certain restrictions) under our revolving credit agreements to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe our financial position and earnings history provide a sufficient base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the 2009 Annual Report on Form 10-K.

18 of 22

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) that are, among other things, designed to ensure that information required to be disclosed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (“CEO”), Senior Vice President (“SVP”) and Chief Financial Officer (“CFO”), to allow for timely decisions regarding required disclosure and appropriate Securities and Exchange Commission filings.

Our management, with the participation of our CEO, SVP and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our CEO, SVP and CFO have concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, at and as of such date.

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the Securities and Exchange Commission, we have not yet assessed the internal control over financial reporting of the 95 locations added by Carrier Enterprise on July 1, 2009, which represents approximately 45% of our total consolidated assets at June 30, 2010 and approximately 45% of revenues for the six months ended June 30, 2010. From the acquisition date to June 30, 2010, the processes and systems of Carrier Enterprise were discrete and did not impact internal controls over financial reporting for our other consolidated subsidiaries.

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

19 of 22

ITEM 1A.	RISK FACTORS

Information about risk factors for the quarter ended June 30, 2010, do not differ materially from that set forth in Part I, Item 1A, of our 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividends

Cash dividends of $0.52 per share, $0.48 per share, $1.00 per share and $0.93 per share of Common stock and Class B common stock were paid during the quarters and six months ended June 30, 2010 and 2009, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

20 of 22

ITEM 6.	EXHIBITS

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PPR *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

21 of 22

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

August 6, 2010	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

22 of 22

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PPR *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.