Form 10-Q
period 2010-09-30
WATSCO INC
filed 2010-11-05
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,073,990 shares of Common stock ($0.50 par value), excluding treasury shares of 6,322,650, and 4,325,037 shares of Class B common stock ($0.50 par value), excluding treasury shares of 48,263, were outstanding as of November 2, 2010.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 19

PART I. FINANCIAL INFORMATION

ITEM  1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$812,787	$741,895	$2,187,347	$1,438,209
Cost of sales	617,246	569,886	1,668,133	1,090,981

Gross profit	195,541	172,009	519,214	347,228
Selling, general and administrative expenses	131,548	130,557	375,437	281,044

Operating income	63,993	41,452	143,777	66,184
Interest expense, net	869	1,031	2,660	1,703

Income before income taxes	63,124	40,421	141,117	64,481
Income taxes	19,606	13,280	43,917	22,230

Net income	43,518	27,141	97,200	42,251
Less: net income attributable to noncontrolling interest	12,081	6,010	26,885	6,010

Net income attributable to Watsco, Inc.	$31,437	$21,131	$70,315	$36,241

Earnings per share for Common and Class B common stock:
Basic	$0.97	$0.66	$2.17	$1.21

Diluted	$0.97	$0.66	$2.16	$1.21

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2010	December 31, 2009

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,871	$58,093
Accounts receivable, net	337,954	266,284
Inventories	456,768	410,078
Other current assets	22,107	20,843

Total current assets	916,700	755,298

Property and equipment, net	30,999	33,118
Goodwill	303,703	303,257
Intangible assets, net	57,089	58,566
Other assets	8,433	10,374

	$1,316,924	$1,160,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$129	$151
Accounts payable	235,623	145,825
Accrued expenses and other current liabilities	93,108	77,950

Total current liabilities	328,860	223,926

Long-term obligations:
Borrowings under revolving credit agreements	22,100	12,763
Other long-term obligations, net of current portion	564	666

Total long-term obligations	22,664	13,429

Deferred income taxes and other liabilities	28,655	28,450

Commitments and contingencies (Note 8)

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	17,190	17,105
Class B common stock, $0.50 par value	2,187	2,150
Preferred stock, $0.50 par value	—	—
Paid-in capital	468,874	461,563
Accumulated other comprehensive loss, net of tax	(688)	(821)
Retained earnings	393,584	372,454
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	766,722	738,026
Noncontrolling interest	170,023	156,782

Total shareholders’ equity	936,745	894,808

	$1,316,924	$1,160,613

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2010 and 2009

(In thousands)

	2010	2009
Cash flows from operating activities:
Net income	$97,200	$42,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,670	5,924
Share-based compensation	3,799	3,791
Excess tax benefits from share-based compensation	(2,229)	(9,038)
Provision for doubtful accounts	1,931	3,558
Gain on sale of property and equipment	(421)	(46)
Other, net	3,566	2,654
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(73,031)	9,769
Inventories	(43,396)	(44,291)
Accounts payable and other liabilities	100,796	22,328
Other, net	810	1,583

Net cash provided by operating activities	96,695	38,483

Cash flows from investing activities:
Capital expenditures	(5,540)	(4,187)
Business acquisitions, net of cash acquired	(3,824)	(4,057)
Proceeds from sale of property and equipment	2,080	188

Net cash used in investing activities	(7,284)	(8,056)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(49,185)	(41,706)
Distributions to noncontrolling interest	(13,644)	—
Net repayments of other long-term obligations	(124)	(184)
Payment of fees related to revolving credit agreements	—	(6,695)
Excess tax benefits from share-based compensation	2,229	9,038
Net proceeds from issuances of common stock	3,754	9,993
Net proceeds under revolving credit agreements	9,337	23,000

Net cash used in financing activities	(47,633)	(6,554)

Net increase in cash and cash equivalents	41,778	23,873
Cash and cash equivalents at beginning of period	58,093	41,444

Cash and cash equivalents at end of period	$99,871	$65,317

Supplemental cash flow information (Note 10)

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 19

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2010

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. The accompanying Watsco September 30, 2010 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco and all of its wholly-owned subsidiaries and include the accounts of a joint venture in which Watsco maintains a 60% controlling interest. All significant intercompany balances and transactions have been eliminated.

The results of operations for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during the summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly consistent during the year except for dependence on housing completions and related weather and economic conditions.

Use of Estimates

The preparation of condensed consolidated unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses for the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves related to self-insurance programs and valuation of goodwill and indefinite lived intangible assets. While we believe that these estimates are reasonable, actual results could differ from such estimates.

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

Recently Issued Accounting Standards

Amendments to Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued accounting guidance that amends the criteria for allocating a contract’s consideration to individual services or products in multiple deliverable arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt this guidance beginning on January 1, 2011 and do not expect a material impact on our consolidated financial statements.

6 of 19

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

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the period and adjusts for the dilutive effects of outstanding stock options using the treasury stock method. As of September 30, 2010 and 2009, our outstanding Class B common stock was convertible into 2,858,592 and 2,833,916 shares of our Common stock, respectively.

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock for the quarters and nine months ended September 30, 2010 and 2009:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$31,437	$21,131	$70,315	$36,241
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	1,835	1,162	4,182	2,480

Earnings allocated to Watsco, Inc. shareholders	$29,602	$19,969	$66,133	$33,761

Allocation of earnings for Basic:
Common stock	$26,828	$18,094	$59,923	$30,335
Class B common stock	2,774	1,875	6,210	3,426

	$29,602	$19,969	$66,133	$33,761

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$31,437	$21,131	$70,315	$36,241
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	1,833	1,159	4,178	2,480

Earnings allocated to Watsco, Inc. shareholders	$29,604	$19,972	$66,137	$33,761

The diluted earnings per share calculation assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the period; therefore, no allocation of earnings to Class B common stock is required.

Weighted-average Common and Class B common shares outstanding for basic earnings per share	30,499,889	30,178,749	30,442,941	27,922,382
Effect of dilutive stock options	101,332	258,325	115,792	—

Weighted-average Common and Class B common shares outstanding for diluted earnings per share	30,601,221	30,437,074	30,558,733	27,922,382

Diluted earnings per share excluded 199,826 and 152,940 shares for the quarters ended September 30, 2010 and 2009, respectively, and 144,756 and 243,055 shares for the nine months ended September 30, 2010 and 2009, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

7 of 19

3.	DERIVATIVE FINANCIAL INSTRUMENTS

Periodically, we enter into interest rate swap agreements to reduce our exposure to market risk from changing interest rates under our revolving credit agreements. Under the terms of the swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on our interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. Financial instruments are not held or issued for trading purposes. In order to obtain hedge accounting treatment, any derivatives used for hedging purposes must be designated as, and effective as, a hedge of an identified risk exposure at the inception of the contract. Changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Accordingly, we record all derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at their respective fair values. We record the change in the fair value of a derivative instrument designated as a cash flow hedge in other comprehensive income to the extent the derivative is effective, and recognize the change in the condensed consolidated statements of income when the hedged item affects earnings. Our interest rate hedge described below is designated as a cash flow hedge.

At both September 30, 2010 and December 31, 2009, we had one interest rate swap agreement in effect with a notional value of $10,000, maturing in October 2011. The swap agreement exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. For the quarters and nine months ended September 30, 2010 and 2009, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

We were party to an interest rate swap agreement with a notional amount of $10,000, which matured on October 31, 2009, that was designated as a cash flow hedge and effectively exchanged the variable rate of 30-day LIBOR to a fixed interest rate of 5.04%. For the quarter and nine months ended September 30, 2009, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

The negative fair value of the derivative financial instrument was $519 and $710 at September 30, 2010 and December 31, 2009, respectively, and is included, net of accrued interest, in deferred income taxes and other liabilities in the condensed consolidated balance sheets. See Note 4, “Fair Value Measurements.” At September 30, 2010 and December 31, 2009, $312, net of deferred tax benefits of $191 and $432, net of deferred tax benefits of $262, respectively, was included in accumulated other comprehensive loss (“OCL”) associated with cash flow hedge.

The net change in OCL for the quarters and nine months ended September 30, 2010 and 2009, reflected the reclassification of $76, net of income tax benefit of $46, $152, net of income tax benefit of $92, $225, net of income tax benefit of $138 and $441, net of income tax benefit of $268, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated unaudited statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a monthly basis as interest payments occur. We estimate that approximately $500 in unrealized losses on the derivative instrument accumulated in OCL are expected to be reclassified to earnings during the next twelve months using a current 30-day LIBOR-based average receive rate (0.33% at September 30, 2010). See Note 5, “Comprehensive Income.”

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

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

Description	Fair Value at September 30, 2010	Fair Value Measurements at September 30, 2010 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$124	$124	—	—

Liabilities:
Derivative financial instrument	$519	—	$519	—

8 of 19

Description	Fair Value at December 31, 2009	Fair Value Measurements at December 31, 2009 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$104	$104	—	—

Liabilities:
Derivative financial instrument	$710	—	$710	—

The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:

Available-for-sale securities – the investments are exchange-traded equity securities. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. The fair value of available-for-sale securities is included in other assets in our condensed consolidated balance sheets.

Derivative financial instrument – the derivative is a pay-variable, receive fixed interest rate swap based on 30-day LIBOR. Fair value is based on model-derived valuations using the respective LIBOR rate, which is observed at quoted intervals for the full term of the swap and incorporates adjustments to appropriately reflect our nonperformance risk and the counterparty’s nonperformance risk. Therefore, the derivative is classified within Level 2 of the fair value hierarchy. The fair value of the derivative financial instrument is included, net of accrued interest, in deferred income taxes and other liabilities in our condensed consolidated balance sheets. See Note 3, “Derivative Financial Instruments.”

5.	COMPREHENSIVE INCOME

Comprehensive income consists of net income and changes in the unrealized losses on available-for-sale securities and the effective portion of cash flow hedges as discussed in Note 3, “Derivative Financial Instruments.” The components of comprehensive income for the quarters and nine months ended September 30, 2010 and 2009, respectively, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$43,518	$27,141	$97,200	$42,251
Changes in unrealized losses on derivative instruments, net of income tax expense of $(31), $(51), $(71) and $(166), respectively	52	79	120	283
Changes in unrealized losses on available-for-sale securities, net of income tax (expense) benefit of $(12), $(10), $(7) and $21, respectively	17	14	13	(30)

Comprehensive income	43,587	27,234	97,333	42,504
Less: comprehensive income attributable to noncontrolling interest	12,081	6,010	26,885	6,010

Comprehensive income attributable to Watsco, Inc.	$31,506	$21,224	$70,448	$36,494

6.	ACQUISITIONS

In April 2010, one of our wholly-owned subsidiaries acquired certain assets and assumed certain liabilities of a wholesale distributor of air conditioning and heating products operating from two locations in Tennessee for cash consideration of approximately $2,400.

In August 2009, one of our wholly-owned subsidiaries acquired certain assets and assumed certain liabilities of a wholesale distributor of air conditioning and heating products operating from six locations in Utah and serving over 500 customers for cash consideration of $4,057, net of cash acquired.

In July 2009, we completed the formation of Carrier Enterprise, LLC (“Carrier Enterprise”), which is a joint venture between us and Carrier Corporation (“Carrier”). Carrier contributed to Carrier Enterprise 95 locations in the U.S. Sunbelt and Puerto Rico and Carrier’s export division located in Miami, Florida, and we contributed 15 locations that distributed Carrier products. We purchased a 60% controlling interest in the joint venture for a fair value of $181,474 with options to purchase up to an additional 20% interest from Carrier (10% beginning in July 2012 and an additional 10% in July 2014). Total consideration paid by us for our 60% controlling interest in Carrier Enterprise was composed of our issuance to Carrier of 2,985,685 shares of Common stock and 94,784 shares of Class B common stock having a fair value of $151,056 and our contribution of 15 locations that sold Carrier-manufactured products valued at $25,000. The final purchase price was subject to $5,418 of working capital adjustments pursuant to the Purchase and Contribution Agreement dated May 3, 2009, as amended June 29, 2009, (“Purchase and Contribution Agreement”) and was completed during the fourth quarter of 2009.

9 of 19

The results of operations of these acquired locations have been included in our condensed consolidated unaudited financial statements from their respective dates of acquisition. The pro forma effect of the April 2010 and August 2009 acquisitions were not deemed significant to the condensed consolidated unaudited financial statements.

Acquisition-related costs of $2,503 and $3,833 were included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income for the quarter and nine months ended September 30, 2009, respectively.

7.	SHAREHOLDERS’ EQUITY

Common Stock Issued

On July 1, 2009, as a result of the formation of Carrier Enterprise, we issued 2,985,685 shares of Common stock and 94,784 shares of Class B common stock having a fair value of $151,056 to Carrier. See Note 6, “Acquisitions.”

Dividends Declared

Our Board of Directors declared cash dividends on both Common and Class B common stock of $0.52 per share, $0.48 per share, $1.52 per share and $1.41 per share for the quarters and nine months ended September 30, 2010 and 2009, respectively. On October 1, 2010, our Board of Directors declared a regular quarterly cash dividend of $0.52 per share of Common and Class B common stock that was paid on October 29, 2010 to shareholders of record as of October 15, 2010.

Non-Vested (Restricted) Stock

No shares of non-vested (restricted) stock were granted during the quarter ended September 30, 2010. During the quarter ended September 30, 2009, we granted 10,000 shares of non-vested (restricted) stock. During the nine months ended September 30, 2010 and 2009, we granted 135,000 and 10,000 shares of non-vested (restricted) stock, respectively. During the quarter ended September 30, 2010, 14,567 shares of Common stock with an aggregate market value of $862 were delivered as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. During the nine months ended September 30, 2010 and 2009, 19,678 shares of Common stock with an aggregate market value of $1,155 and 601 shares of Common stock with an aggregate market value of $23, respectively, were delivered as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. These shares were retired upon delivery.

Stock Options

During the quarters ended September 30, 2010 and 2009, 7,250 and 344,550, respectively, of stock options were exercised for Common and Class B common stock. During the nine months ended September 30, 2010 and 2009, 182,100 and 764,600, respectively, of stock options were exercised for Common and Class B common stock. Cash received from Common and Class B common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2010 and 2009, was $355, $3,982, $3,163 and $9,404, respectively. During the quarter ended September 30, 2009, 94,651 shares of Common and Class B common stock with an aggregate market value of $5,110 were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery. During the nine months ended September 30, 2010 and 2009, 48,938 shares of Class B common stock with an aggregate market value of $2,814 and 186,593 shares of Common and Class B common stock with an aggregate market value of $8,444, respectively, were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended September 30, 2010 and 2009, 3,192 and 3,292 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $175 and $164, respectively. During the nine months ended September 30, 2010 and 2009, 11,310 and 15,404 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $591 and $589, respectively.

Noncontrolling Interest

We have a 60% controlling interest in Carrier Enterprise, and Carrier has a 40% noncontrolling interest. The following table reconciles shareholders’ equity attributable to the noncontrolling interest:

Fair value of noncontrolling interest at December 31, 2009	$156,782
Net income attributable to noncontrolling interest	26,885
Distributions to noncontrolling interest	(13,644)

Noncontrolling interest at September 30, 2010	$170,023

10 of 19

8.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amounts of $7,109 and $7,110 at September 30, 2010 and December 31, 2009, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

9.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 48% and 57% of all purchases made for the quarters ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, purchases from Carrier and its affiliates comprised 52% and 36% of all purchases made, respectively. At September 30, 2010 and December 31, 2009, approximately $110,000 and $61,000, respectively, was payable to Carrier and its affiliates. Carrier Enterprise also sells HVAC/R products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarter and nine months ended September 30, 2010 include $6,025 and $16,332, respectively, of sales to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for both the quarter and nine months ended September 30, 2009 include $6,603 of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

Carrier Enterprise had entered into Transactional Services Agreements (“TSAs”) with Carrier to have certain business processes performed on its behalf including processes involving the use of business software applications and information technologies. A number of the services provided pursuant to the TSAs expired on December 31, 2009, with the remaining services expiring on various dates throughout 2010. The fees related to the TSAs were $2,227 and $3,000, and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and December 31, 2009, $1,722 and $7,116, respectively, related to the TSAs was payable to Carrier and is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

The final purchase price for Carrier Enterprise was subject to an adjustment pursuant to the Purchase and Contribution Agreement, of which $1,418 was paid to Carrier during the quarter ended September 30, 2010.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities were as follows:

Nine Months Ended September 30,	2010	2009
Common and Class B common stock issued for joint venture	—	$151,056
Locations contributed to joint venture	—	$25,000
Non-cash capital contribution of inventory by noncontrolling interest	—	$32,000

11 of 19

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following information should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto included under Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. At September 30, 2010, we operated from 507 locations in 36 states and Puerto Rico with additional market coverage on an export basis to parts of Latin America and the Caribbean.

Revenues primarily consist of sales of air conditioning, heating and refrigeration equipment and related parts and supplies. Selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions and marketing expenses that are variable and correlate to changes in sales. Other significant selling, general and administrative expenses relate to the operation of warehouse facilities, including a fleet of trucks and forklifts and facility rent, which are payable mostly under non-cancelable operating leases.

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

12 of 19

Our critical accounting policies are included in our 2009 Annual Report on Form 10-K as filed on February 26, 2010. We believe that there have been no significant changes during the quarter and nine months ended September 30, 2010 to the critical accounting policies disclosed in our 2009 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 to the condensed consolidated unaudited financial statements for a discussion of recently issued accounting pronouncements.

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues for the quarters and nine months ended September 30, 2010 and 2009:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9	76.8	76.3	75.9

Gross profit	24.1	23.2	23.7	24.1
Selling, general and administrative expenses	16.2	17.6	17.1	19.5

Operating income	7.9	5.6	6.6	4.6
Interest expense, net	0.1	0.1	0.1	0.1

Income before income taxes	7.8	5.5	6.5	4.5
Income taxes	2.4	1.8	2.1	1.6

Net income	5.4	3.7	4.4	2.9
Less: net income attributable to noncontrolling interest	1.5	0.8	1.2	0.4

Net income attributable to Watsco, Inc.	3.9%	2.9%	3.2%	2.5%

The following narratives include the results of operations for businesses acquired during 2009 and 2010. The results of operations for these acquisitions have been included in the condensed consolidated unaudited statements of income beginning on their respective dates of acquisition. In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the prior twelve months unless they are within close geographical proximity to existing locations (19 locations were excluded at September 30, 2010). The table below summarizes the changes in our locations for the quarter and nine months ended September 30, 2010:

Number of Locations
December 31, 2009	505
Closed	(1)

March 31, 2010	504
Acquired	2
Opened	3
Closed	(4)

June 30, 2010	505
Opened	2

September 30, 2010	507

13 of 19

Third Quarter 2010 Compared to Third Quarter 2009

Revenues

Revenues for the quarter ended September 30, 2010 increased $70.9 million, or 10%, compared to the same period in 2009, including a $6.5 million contribution from locations acquired and opened during the last twelve months partially offset by $5.6 million from closed locations. Revenues reflect an 8% increase in sales of HVAC equipment, an 11% increase in sales of other HVAC products and a 19% increase in sales of refrigeration products. On a same-store basis, revenues increased $70.0 million, or 10%, as compared to the same period in 2009. The increase in same-store revenues is primarily due to price increases and sales growth of higher-efficiency replacement air conditioning and heating systems, which sell at higher unit prices, and strong demand for the replacement of residential and light-commercial HVAC products.

Gross Profit

Gross profit for the quarter ended September 30, 2010 increased $23.5 million, or 14%, compared to the same period in 2009, primarily as a result of increased revenues. Gross profit margin for the quarter ended September 30, 2010 improved 90 basis-points to 24.1% versus 23.2% for the same period in 2009, primarily due to a shift in sales mix toward non-equipment products, which generates a higher gross profit margin than HVAC equipment, as well as higher margins on higher-efficiency air conditioning and heating systems.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2010 increased $1.0 million, or 1%, compared to the same period in 2009. Selling, general and administrative expenses as a percent of revenues for the quarter ended September 30, 2010 decreased to 16.2% from 17.6% for the same period in 2009. On a same-store basis and excluding acquisition-related costs of $2.5 million, selling, general, and administrative expenses increased 3% primarily due to an increase in selling expenses from higher revenues. Closed branches also contributed selling, general and administrative expenses savings of $1.0 million during the quarter ended September 30, 2010.

Interest Expense, Net

Net interest expense for the quarter ended September 30, 2010 decreased $.2 million, or 16%, compared to the same period in 2009, primarily as a result of a 31% decrease in average outstanding borrowings as compared to the same period in 2009.

Income Taxes

Income taxes of $19.6 million for the quarter ended September 30, 2010 consist of the income taxes attributable to Watsco’s wholly-owned operations and 60% of income taxes attributable to Carrier Enterprise, LLC (“Carrier Enterprise”), which is taxed as a partnership for income tax purposes. The effective income tax rate attributable to Watsco decreased to 38.0% from 38.2% for the quarters ended September 30, 2010 and 2009. The decrease is primarily due to certain non-recurring tax benefits and credits realized in the third quarter of 2010 as compared to the third quarter of 2009.

Net Income Attributable to Watsco

Net income attributable to Watsco for the quarter ended September 30, 2010 increased $10.3 million, or 49%, compared to the same period in 2009. The increase was primarily driven by higher revenues, expanded profit margins and lower levels of selling, general and administrative expenses as a percent of revenues as discussed above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

Revenues for the nine months ended September 30, 2010 increased $749.1 million, or 52%, compared to the same period in 2009, including a $625.4 million attributable to the new Carrier Enterprise locations and $19.6 million from other locations acquired and opened during the last twelve months partially offset by $11.8 million from closed locations. On a same-store basis, revenues increased $115.9 million, or 8%, over the same period in 2009. Revenues reflect a 14% increase in sales of HVAC equipment, a 1% increase in sales of other HVAC products and an 8% increase in sales of refrigeration products. Sales of HVAC equipment benefited from growth in unit sales and an improved sales mix of higher-efficiency replacement air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the nine months ended September 30, 2010 increased $172.0 million, or 50%, compared to the same period in 2009, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2010 declined 40 basis-points to 23.7% versus 24.1% for the same period in 2009, reflecting the impact of lower selling margins for Carrier Enterprise. On a same-store basis, gross profit margin improved 50 basis-points to 24.7% versus 24.2% primarily due to a shift in sales mix toward higher-efficiency HVAC equipment as well as improved margins for non-equipment products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2010 increased $94.4 million, or 34%, compared to the same period in 2009 primarily due to Carrier Enterprise. Selling, general and administrative expenses as a percent of revenues for the nine months ended September 30, 2010 decreased to 17.1% from 19.5% for the same period in 2009. On a same-store basis and excluding acquisition-related costs of $3.8 million, selling, general, and administrative expenses were flat. Closed branches also contributed selling, general and administrative expenses savings of $2.5 million during the nine months ended September 30, 2010.

14 of 19

Interest Expense, Net

Net interest expense for the nine months ended September 30, 2010 increased $1.0 million, or 56%, compared to the same period in 2009, primarily as a result of the additional amortization of bank fees (included in interest expense, net) related to the amendment of our existing revolving credit agreement required to consummate the joint venture and the establishment of the Carrier Enterprise revolving credit agreement.

Income Taxes

Income taxes of $43.9 million for the nine months ended September 30, 2010 consist of the income taxes attributable to Watsco’s wholly-owned operations and 60% of income taxes attributable to Carrier Enterprise, which is taxed as a partnership for income tax purposes. The effective income tax rate attributable to Watsco increased to 38.0% from 37.8% for the nine months ended September 30, 2010 and 2009. The increase is primarily due to certain non-recurring tax benefits and credits realized in 2009 and a higher state effective tax rate associated with Carrier Enterprise in 2010.

Net Income Attributable to Watsco

Net income attributable to Watsco for the nine months ended September 30, 2010 increased $34.1 million, or 94%, compared to the same period in 2009. The increase was primarily driven by higher revenues, expanded profit margins and lower levels of selling, general and administrative expenses as a percent of revenues as discussed above.

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

We rely on cash flows from operations and our lines of credit to fund seasonal working capital needs, financial commitments and short-term liquidity needs, including funds necessary for business acquisitions. We believe that, at present, cash flows from operations combined with those available under our lines of credit are sufficient to satisfy our current liquidity needs, including our anticipated dividend payments and capital expenditures. Any future disruption in the capital and credit markets, such as those experienced in 2008, could adversely affect our ability to draw on our lines of credit. Our access to funds under the lines of credit is dependent on the ability of the banks to meet their funding commitments. Disruptions in capital and credit markets also may affect the determination of interest rates for borrowers, particularly rates based on LIBOR, as are our lines of credit. Any future disruptions in these markets and their effect on interest rates could result in increased borrowing costs under our lines of credit.

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2010 and 2009:

	2010	2009	Change
Operating activities	$96.7	$38.5	$58.2
Investing activities	$(7.3)	$(8.1)	$0.8
Financing activities	$(47.6)	$(6.6)	$(41.0)

A detail of the individual items contributing to the cash flow changes for the periods presented is included in the condensed consolidated unaudited statements of cash flows.

Operating Activities

The increase in net cash provided by operating activities was principally attributable to higher net income and to changes in operating assets and liabilities, which were primarily composed of higher levels of accounts payable and other liabilities, partially offset by higher accounts receivable driven by increased sales volume in 2010 versus 2009.

15 of 19

Investing Activities

The decrease in net cash used in investing activities is primarily due to an increase in capital expenditures of $1.4 million partially offset by $1.9 million of higher proceeds from the sale of property and equipment in 2010 as compared to the 2009 period.

Financing Activities

The increase in net cash used in financing activities is primarily the result of a $13.6 million distribution made to the noncontrolling interest in Carrier Enterprise, $13.7 million lower net borrowings under our revolving credit agreements in 2010, an increase of $7.5 million in dividends paid, a $6.8 million decrease in excess tax benefits resulting from share-based compensation in 2010 and $6.2 million lower net proceeds from issuances of common stock partially offset by $6.7 million revolving credit agreement fees paid in 2009.

Working capital increased $56.4 million to $587.8 million at September 30, 2010 from $531.4 million at December 31, 2009, reflecting higher cash on hand resulting from improved collections as well as due to an increase in inventory levels and accounts receivable; partially offset by higher levels of accounts payable and accrued expenses.

Revolving Credit Agreements

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $300.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. The credit facility matures in August 2012. At September 30, 2010 and December 31, 2009, $22.1 million and $12.8 million were outstanding under this revolving credit agreement, respectively.

The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We believe we were in compliance with all covenants and financial ratios at September 30, 2010.

Carrier Enterprise maintains a separate secured revolving credit agreement that provides for borrowings of up to $75.0 million. Borrowings under the credit facility are used by Carrier Enterprise for general corporate purposes, including working capital and permitted acquisitions. The credit facility is secured by substantially all tangible and intangible assets of Carrier Enterprise. The credit facility matures in July 2012. At December 31, 2009, $0.01 million was outstanding under this credit facility. At September 30, 2010, no borrowings were outstanding under this credit facility.

The revolving credit agreement contains customary affirmative and negative covenants and warranties, including compliance with a monthly borrowing base certificate with advance rates on accounts receivable and inventory, two financial covenants with respect to Carrier Enterprise’s leverage and interest coverage ratios and limits the level of capital expenditures in addition to other restrictions. We believe Carrier Enterprise was in compliance with all covenants and financial ratios at September 30, 2010.

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

Common Stock Dividends

Cash dividends of $1.52 per share and $1.41 per share of Common stock and Class B common stock were paid for the nine months ended September 30, 2010 and 2009, respectively. On October 1, 2010, our Board of Directors declared a regular quarterly cash dividend of $0.52 per share of Common stock and Class B common stock that was paid on October 29, 2010 to shareholders of record as of October 15, 2010. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under our revolving credit agreement, future prospects and other factors deemed relevant by our Board of Directors.

Capital Resources

We believe we have adequate availability of capital from operations and our current credit facilities to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of September 30, 2010, we had $99.9 million of cash and cash equivalents available on hand, of which $6.0 million is available for debt repayment. Additional borrowing capacity (subject to certain restrictions) under our revolving credit agreements is available to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe our financial position and earnings history provide a sufficient base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities.

16 of 19

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the Securities and Exchange Commission, we have not yet assessed the internal control over financial reporting of the 95 locations added by Carrier Enterprise on July 1, 2009, which represents approximately 45% of our total consolidated assets at September 30, 2010 and approximately 46% of revenues for the nine months ended September 30, 2010. From the acquisition date to September 30, 2010, the processes and systems of Carrier Enterprise were discrete and did not impact internal controls over financial reporting for our other consolidated subsidiaries.

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

Information about risk factors for the quarter ended September 30, 2010, does not differ materially from that set forth in Part I, Item 1A, of our 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

17 of 19

ITEM 6.	EXHIBITS

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

18 of 19

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

November 5, 2010

19 of 19

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.