Form 10-K
period 2010-12-31
WATSCO INC
filed 2011-03-01
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission File Number 1-5581

WATSCO, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	59-0778222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2665 South Bayshore Drive, Suite 901, Miami, FL 33133

(Address of principal executive offices, including zip code)

(305) 714-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.50 par value	New York Stock Exchange and the Professional Segment of NYSE Euronext in Paris
Class B common stock, $.50 par value	NYSE Amex

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,445 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number all executive officers and directors of the registrant as of June 30, 2010 were considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares of common stock outstanding as of February 25, 2011 was (i) 28,140,038 shares of Common stock, excluding treasury shares of 6,322,650, and (ii) 4,436,863 shares of Class B common stock, excluding treasury shares of 48,263.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the Registrant’s 2010 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement for the 2011 annual meeting of shareholders (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Index to 2010 Annual Report

on Form 10-K

Year Ended December 31, 2010

PART I

ITEM 1.	BUSINESS

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. At December 31, 2010 we operated from 505 locations in 36 states and Puerto Rico serving more than 50,000 contractors and dealers that service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64 million in 1989 to $2.8 billion in 2010 via a strategy of acquiring companies with established market positions and subsequently building revenue and profit through a combination of additional locations, products, services and other initiatives.

Our principal executive office is located at 2665 South Bayshore Drive, Suite 901, Miami, Florida 33133, and our telephone number is (305) 714-4100. Our website address on the Internet is www.watsco.com and e-mails may be sent to info@watsco.com. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

Residential Central Air Conditioning, Heating and Refrigeration Industry

The HVAC/R distribution industry is highly fragmented with more than 2,300 distribution companies. The industry is well-established, having had its primary period of growth during the post-World War II era with the advent of affordable central air conditioning and heating systems for residential applications.

Based on data published in 2010 by the Air Conditioning, Heating and Refrigeration Institute (“AHRI”) and other available data, we estimate the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the United States is approximately $30 billion. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Corporation (“Carrier”), a subsidiary of United Technologies Corporation, Goodman Manufacturing Company, L.P. (“Goodman”), a subsidiary of Goodman Global, Inc., Rheem Manufacturing Company (“Rheem”), Trane Inc., a subsidiary of Ingersoll-Rand Company Limited, York International Corporation, a subsidiary of Johnson Controls, Inc., Lennox International, Inc. and Nordyne Corporation (“Nordyne”), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide which sell to and install the products for consumers and other end-users.

Residential central air conditioning and heating equipment is sold to both the replacement and the new construction markets. The replacement side of the market has increased in size relative to the total market over the past several years as a result of the aging of the installed base of residential central air conditioners and furnaces, the introduction of new higher energy efficient models, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products and consumers’ overall unwillingness to live without air conditioning or heating products. According to industry data published by the AHRI, more than 120 million central air conditioning units and furnaces have been installed in the United States in the past 20 years. Many of these installed units have reached the end of their useful lives, thus providing a growing and stable replacement market. The mechanical life of central air conditioning and furnaces varies by geographical region due to usage and is estimated to range from 8 to 20 years.

We also sell products to the refrigeration market. These products include condensing units, compressors, evaporators, valves, refrigerant, walk-in coolers and ice machines for industrial and commercial applications. We distribute products manufactured by Copeland Compressor Corporation, a subsidiary of Emerson Electric Co. (“Emerson”), E. I. Du Pont De Nemours and Company (“DuPont”), Mueller Industries, Inc., Owens Corning Insulating Systems, LLC and The Manitowoc Company, Inc. (“Manitowoc”).

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

Strategy in Existing Markets

Our strategy for growth in existing markets focuses on customer service and product expansion to satisfy the needs of the higher growth, higher margin replacement market, in which customers generally demand immediate, convenient and reliable service. We respond to this need by (i) offering a broad range of product lines, including the necessary equipment, parts and supplies to enable a contractor to install or repair a central air conditioner, furnace or refrigeration system, (ii) maintaining a strong density of warehouse locations for increased customer convenience, (iii) maintaining well-stocked inventories to ensure that customer orders are filled in a timely manner, (iv) providing a high degree of technical expertise at the point of sale and (v) developing and implementing technology to further enhance customer service capabilities. We believe these concepts provide a competitive advantage over smaller, less-capitalized competitors that are unable to commit resources to open and maintain additional locations, implement technological business solutions, provide the same range of products, maintain the same inventory levels or attract the wide range of expertise that is required to support a diverse product offering. In some geographic areas, we believe we have a competitive advantage over factory-operated distributor networks that typically do not maintain inventories of parts and supplies that are as diversified as ours and which have fewer warehouse locations than we do, which makes it more difficult for these competitors to meet the time-sensitive demands of the replacement market.

In addition to the replacement market, we sell to the new construction market. We believe our reputation for reliable, high-quality service and relationships with contractors, who may serve both the replacement and new construction markets, allow us to compete effectively in these markets.

Acquisition Strategy

We focus on acquiring businesses that either complement our current presence in existing markets or establish a presence in new geographic markets. Since 1989, we have acquired 55 HVAC/R distribution businesses, four of which currently operate as primary operating subsidiaries. The other smaller acquired distributors have been integrated into or are under the management of our primary operating subsidiaries. We continue to pursue additional strategic acquisitions and/or joint ventures to allow further penetration in existing markets and expansion into new geographic markets.

Product Line Expansion

We actively seek new or expanded territories of distribution from our key equipment suppliers. We currently maintain significant relationships with Carrier, Rheem, Goodman and Nordyne. We continually evaluate new parts and supply products to support equipment sales and further enhance service to our customers. This initiative includes increasing the product offering with existing vendors and identifying new product opportunities through traditional and non-traditional supply channels. We have also introduced private-label products as a means to obtain market share and grow revenues. We believe that our private-label branded products complement our existing product offerings at selected locations, based on customer needs and the particular market position and price of these products.

Operating Philosophy

Our acquired subsidiaries operate in a manner that builds upon the long-term relationships they have established between their distributors and their customers. Typically, we seek to maintain the identity and culture of acquired businesses by retaining their historical trade-names, management teams and sales organizations and by continuing their product brand-name offerings. We believe this strategy allows us to build on the value of the acquired operations by creating additional sales opportunities while additionally providing an attractive exit strategy for the owners of companies we acquire.

We maintain a specialized functional support staff at our corporate headquarters to support our subsidiaries’ strategies for growth in their respective markets. Such functional support includes specialists in finance, accounting, product procurement, treasury and working capital management, tax planning, risk management and safety. Certain general and administrative expenses are targeted for cost savings by leveraging the overall business volume and improving operating efficiencies.

Technology

Our technology initiatives include: (i) implementation of effective point-of-sale systems that allow timely and effective customer service, including up-to-date pricing, credit checks, credit card processing and inventory availability; (ii) enabling connectivity with our suppliers and by our customers to the relevant components of our subsidiaries’ business software; and (iii) developing our website, ACDoctor.com, that educates consumers about energy efficient HVAC solutions and financial incentives related to the installation of energy efficient systems and connects them with high quality contractors.

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

Sales of HVAC equipment accounted for 60% and 55% of our revenues for the years ended December 31, 2010 and 2009, respectively. Sales of other HVAC products (currently sourced from over 600 vendors) comprised 33% and 36% of our revenues for the years ended December 31, 2010 and 2009, respectively. Sales of commercial refrigeration products accounted for 7% and 9% of our revenues for the years ended December 31, 2010 and 2009, respectively.

Distribution and Sales

At December 31, 2010, we operated from 505 locations, a vast majority of which are located in regions that we believe have favorable demographic trends. We maintain large inventories at each warehouse location and either deliver products to customers using one of our 645 trucks or by using third party logistics providers, or make products available for pick-up at the location nearest to the customer. Watsco has approximately 700 commissioned salespeople, averaging 12 years or more of experience in the HVAC/R distribution industry.

Markets

The table below identifies the number of locations by state as of December 31, 2010:

Florida	102
Texas	93
North Carolina	39
Georgia	38
California	37
South Carolina	31
Tennessee	26
Virginia	19
Louisiana	18
Mississippi	13
Alabama	8
Missouri	8
Arizona	7
Maryland	7
Puerto Rico	7
Arkansas	6
Kansas	6
Massachusetts	5
Oklahoma	5
Utah	5
Colorado	2
Iowa	2
Kentucky	2
Maine	2
Nebraska	2
Nevada	2
New York	2
South Dakota	2
Connecticut	1
Illinois	1
New Hampshire	1
New Jersey	1
New Mexico	1
North Dakota	1
Rhode Island	1
Vermont	1
West Virginia	1

TOTAL	505

Customers and Customer Service

We currently serve more than 50,000 contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems. No single customer in 2010, 2009 or 2008 represented more than 1% of our consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through e-commerce, which allows customers to access information on-line 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. We believe we compete successfully with other distributors primarily on the basis of an experienced sales organization, strong service support, high quality reputation and broad product lines.

Key Suppliers

We have significant relationships with Carrier, Rheem, Goodman, Nordyne, Emerson, Manitowoc and DuPont, each of which is a leading manufacturer of HVAC/R products in the United States. Each manufacturer has a well-established reputation of producing high-quality, competitively-priced products. The manufacturers’ current product offerings, quality, serviceability and brand-name recognition allow us to operate favorably relative to our competitors. To maintain brand-name recognition, the manufacturers of air conditioning and heating equipment provide national advertising and participate with us in cooperative advertising programs and promotional incentives that are targeted to both dealers and end-users. We estimate that the replacement market for air conditioning products currently accounts for approximately 85% of industry sales in the United States, and we expect this percentage to increase as units installed in the past 20 years wear out and get replaced or updated to more energy-efficient models as well as the significant decline in sales to the new construction market.

Approximately 72%, 66% and 48% of purchases in 2010, 2009 and 2008, respectively, were made from the four key HVAC/R equipment suppliers; with the largest supplier, Carrier and its affiliates, accounting for 52%, 41% and 13% of all purchases made in 2010, 2009 and 2008, respectively. A significant interruption by Carrier, or the other suppliers, in the delivery of products could impair our ability to maintain current inventory levels and could adversely affect our financial results. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. See “Business Risk Factors” in Item 1A.

Distribution Agreements

We have entered into distribution agreements with several of our key suppliers either on an exclusive or non-exclusive basis for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the geographic markets served. Other than in the geographic markets where such restrictions and limitations apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment.

We maintain separate and distinct trade name and distribution agreements with Carrier. These agreements provide us the use of various Carrier brand names and distribution rights for certain Carrier HVAC brands and products on an exclusive basis in specified territories. The trade name and distribution agreements are not subject to a stated term or expiration date. See Supplier Concentration in “Business Risk Factors” in Item 1A.

Seasonality

Sales of residential central air conditioners, heating equipment and parts and supplies have historically been seasonal. See “Business Risk Factors” in Item 1A.

Competition

We operate in highly competitive environments. See “Business Risk Factors” in Item 1A.

Employees

We had approximately 4,000 employees as of December 31, 2010, substantially all of whom are non-union employees. Most of these employees are employed on a full-time basis, and our relations with employees are good.

Order Backlog

Order backlog is not a material aspect of the business and no material portion of the business is subject to government contracts.

Government Regulations, Environmental and Health and Safety Matters

Our business is subject to federal, state and local laws and regulations relating to the storage, handling, transportation and release of hazardous materials into the environment. These laws and regulations include the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone-depleting refrigerants used in such systems, including those established at the Montreal Protocol in 1992 concerning the phase-out of the production of CFC-based refrigerants on January 1, 2010 for use in new equipment. We are also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990. Our operations are also subject to health and safety requirements including the Occupational, Safety and Health Act. We believe that the business is operated in compliance with all applicable federal, state and local provisions relating to the protection of the environment, transport of hazardous materials and health and safety requirements. In addition, we could be affected by future laws or regulations imposed in response to concerns over climate change.

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

We make available free of charge access to our SEC filings as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC through our website at www.watsco.com. Other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, are also available including the proxy statements and reports filed by officers and directors under Section 16(a) of that Act. These reports may be found on our website by selecting the option entitled “SEC Filings” under the “Investor Relations” section of the website. The reference to our website address does not constitute incorporation by reference of the information contained on our website and should not be considered part of this report.

ITEM 1A.	RISK FACTORS

Business Risk Factors

Supplier Concentration

Our purchases from Carrier and its affiliates comprised 52% of all purchases made during 2010. Significant relationships currently exist with four of the seven major HVAC equipment manufacturers; and purchases from these equipment suppliers, including Carrier, comprised 72% of all purchases made in 2010. Given the significant concentration of our supply chain, particularly with Carrier, any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. Additionally, our operations are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these manufacturers or a decline in market acceptance of these manufacturers’ products could have a material adverse effect on our results of operations, cash flows and liquidity.

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

Risks Inherent in Acquisitions

As part of our strategy, we intend to pursue additional acquisitions of complementary businesses. If we complete future acquisitions and/or joint ventures, we may be required to incur or assume additional debt and/or issue additional shares of our common stock as consideration, which will dilute our existing shareholders’ ownership interest in us and may affect our results of operations. Growth through acquisitions involves a number of risks, including the following:

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

In addition, acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot assure you that the indemnification granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with businesses or properties that we assume upon consummation of an acquisition. We may learn additional information about our acquired businesses that materially adversely affect us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

Failure to successfully manage the operational challenges and risks associated with, or resulting from, acquisitions could adversely affect our results of operations, cash flows and liquidity.

Decline in Economic Conditions

The global and U.S. economy experienced a significant contraction in 2008, including sharply reduced availability of business and consumer credit. We rely on the capital markets as well as the credit markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Long-term disruptions in the capital and credit market, such as those experienced in 2008, could adversely affect our access to liquidity needed for our business. Any long-term disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include reducing or eliminating dividend payments, deferring capital expenditures and reducing or eliminating discretionary uses of cash.

A decline in economic conditions and lack of availability of business and consumer credit could have an adverse effect on our business. Any capital and credit market disruption could cause broader economic downturns, which may lead to reduced demand for our products and increased incidence of customers’ inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur bad debt expense at levels higher than historically experienced. Also, our suppliers may potentially be impacted causing disruption or delay of product availability. These events would adversely impact our results of operations, cash flows and financial position. Additionally, if financial institutions that have extended credit commitments to us are adversely affected by the conditions of the capital and credit markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow funds, if needed, for working capital, acquisitions, capital expenditures and other corporate purposes.

Competition

We operate in highly competitive environments. We compete with a number of distributors and also with several air conditioning and heating equipment manufacturers that distribute a significant portion of their products through their own distribution organizations in certain markets. Competition within any given geographic market is based upon product availability, customer service, price and quality. Competitive pressures or other factors could cause our products or services to lose market acceptance or result in significant price erosion, all of which would have a material adverse effect on our results of operations, cash flows and liquidity.

Seasonality

Sales of residential central air conditioners, heating equipment and parts and supplies have historically been seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

Dependence on Key Personnel

We are highly dependent on the skills, experience and services of key personnel. The loss of key personnel could have a material adverse effect on our business, operating results or financial condition. Our potential growth and expansion are expected to place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to recruit, hire, train and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry. Our failure to maintain key personnel or inability to appropriately recruit, hire and train new personnel could have a material adverse effect on our business, results of operations and cash flows.

General Risk Factors

Goodwill and Intangibles

At December 31, 2010, goodwill and intangibles represented approximately 29% of our total assets. The recoverability of goodwill and indefinite lived intangibles is evaluated at least annually and when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of our reporting unit and indefinite lived intangibles are based on the best information available as of the date of the assessment and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment or market conditions. Although no impairment has been recorded to date, there can be no assurances that future impairments will not occur.

Risks Related to Insurance Coverage

We carry general liability, comprehensive property damage, workers’ compensation, health benefits and other insurance coverage that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against us. A loss in excess of insurance coverage could have a material adverse effect on our financial position and/or profitability. Certain self-insurance risks for casualty insurance programs and health benefits are retained and reserves are established based on claims filed and estimates of claims incurred but not yet reported. Assurance cannot be provided that actual claims will not exceed present estimates. Exposure to catastrophic losses has been limited by maintaining excess and aggregate liability coverage and implementing stop-loss control programs.

Control by Existing Shareholder

As of December 31, 2010, Albert H. Nahmad, our Chairman and Chief Executive Officer, and limited partnerships controlled by him, collectively had beneficial ownership of approximately 54% of the combined voting power of our outstanding Common stock and Class B common stock. Based on Mr. Nahmad’s stock ownership and the stock ownership of the limited partnership controlled by him, Mr. Nahmad has the voting power to elect all but three members of our nine-person Board of Directors and to control most corporate actions requiring shareholder approval.

Information about Forward-Looking Statements

This Form 10-K contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, (i) business and acquisition strategies, (ii) potential acquisitions and/or joint ventures, (iii) financing plans and (iv) industry, demographic and other trends affecting our financial condition or results of operations. These forward-looking statements are based largely on management’s current expectations and are subject to a number of risks, uncertainties and changes in circumstances, certain of which are beyond their control.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences or effects on us or our business or operations. A discussion of certain of these risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements is set forth in this Item 1A and included in our 2010 Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section is incorporated in this Annual Report on Form 10-K by reference. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable law.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main properties include warehousing and distribution facilities, trucks and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2010, we operated 505 warehousing and distribution facilities across 36 states and Puerto Rico, having an aggregate of approximately 12.1 million square feet of space, of which approximately 11.7 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are generally sufficient to meet our present operating needs.

Trucks

At December 31, 2010, we operated 645 ground transport vehicles, including delivery and pick-up trucks, vans and tractors. Of this number, 380 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.

Administrative Facility

Senior management and support staff are located at our corporate headquarters in Miami, Florida in approximately 6,000 square feet of owned space.

Capital Expenditures

During 2010, our capital expenditures were $8.4 million.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in litigation incidental to the operation of our business. We vigorously defend all matters in which we or our subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect us. Although the adequacy of existing insurance coverage and the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, we do not believe the ultimate liability associated with any known claims or litigation will have a material adverse impact to our financial condition or results of operations.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information, Common Share Price Performance and Dividends

Our Common stock is listed on the New York Stock Exchange and the Professional Segment of NYSE Euronext in Paris under the ticker symbol WSO and our Class B common stock is listed on the NYSE Amex under the ticker symbol WSOB.

Our 2010 Annual Report contains “Information on Common Stock,” which identifies the markets in which our common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 2010 and 2009, and is incorporated herein by reference.

Shareholder Return Performance

The following graph compares the cumulative five-year total return attained by holders of our Common stock and Class B common stock relative to the cumulative total returns of the NYSE Amex Composite index, the S&P MidCap 400 index and a customized peer group of companies, which are: Beacon Roofing Supply, Inc., Interline Brands, Inc., Lennox International Inc., Pool Corp and WESCO International, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on December 31, 2005 and its relative performance is tracked through December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Watsco, Inc., the NYSE Amex Composite Index,

the S&P MidCap 400 Index and a Peer Group

	12/05	12/06	12/07	12/08	12/09	12/10
Watsco, Inc.	100.00	80.19	64.20	69.95	93.24	124.49
Watsco, Inc. Class B	100.00	80.31	63.41	69.75	94.35	126.21
NYSE Amex Composite	100.00	119.54	144.62	87.02	118.50	152.13
S&P MidCap 400	100.00	110.32	119.12	75.96	104.36	132.16
Peer Group	100.00	114.30	92.71	69.10	86.75	118.77

*	The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors has authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Through December 31, 2010, 6.4 million shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. The remaining 1.1 million shares authorized for repurchase are subject to certain restrictions included in our revolving credit agreements. During the quarter ended December 31, 2010, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Dividends

Cash dividends per share of $2.04, $1.89 and $1.75 for both Common stock and Class B common stock were paid in 2010, 2009 and 2008, respectively. Future dividends will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions existing under our revolving credit agreements, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Our 2010 Annual Report contains “Selected Consolidated Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our 2010 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2010 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our 2010 Annual Report contains our 2010 and 2009 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2010, 2009 and 2008, together with the reports thereon (for the applicable periods covered by their reports) of KPMG LLP dated March 1, 2011, and Grant Thornton LLP dated February 27, 2009, and are incorporated herein by reference.

Our 2010 Annual Report contains “Selected Quarterly Financial Data” for 2010 and 2009 and is incorporated herein by reference.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) that are, among other things, designed to ensure that information required to be disclosed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (“CEO”), Senior Vice President (“SVP”) and Chief Financial Officer (“CFO”), to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Our management, with the participation of our CEO, SVP and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our CEO, SVP and CFO have concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, at and as of such date.

Management’s Report on Internal Control over Financial Reporting

Our 2010 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of KPMG LLP dated March 1, 2011, and each is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

This part of Form 10-K, which includes items 10 through 14, is omitted because we will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of our year-end, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. Our consolidated financial statements are incorporated by reference from our 2010 Annual Report.

(2)	Financial Statement Schedules. The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

	3.1	Watsco’s Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

	3.2	Watsco’s Articles of Amendment to the Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Current Report on Form 8-K on June 4, 2009 and incorporated herein by reference).

	3.3	Watsco’s Bylaws (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1985 and incorporated herein by reference).

	3.4	Watsco’s Amendment to the Bylaws (filed as Exhibit 99.1 to the Current Report on Form 8-K on April 1, 2009 and incorporated herein by reference).

	4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

	4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

	10.1	Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.23 to the Registration Statement on Form S-8 (333-82011) and incorporated herein by reference). *

	10.2	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference). *

	10.3	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). *

10.4	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). *

10.5	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.6	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference). *

10.7	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005 and incorporated herein by reference). *

10.8	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). *

10.9	Watsco, Inc. 2001 Incentive Compensation Plan (filed as Exhibit I to the Definitive Proxy Statement for the year ended December 31, 2005 and incorporated herein by reference). *

10.10	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). *

10.11	Third Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated February 27, 2007 (filed as Exhibit 1 to the Definitive Proxy Statement for the year ended December 31, 2006 and incorporated herein by reference). *

10.12	Revolving Credit Agreement dated as of August 3, 2007, by and among Watsco, Inc., as Borrower, the Lenders from Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to Amendment No. 1 to the Current Report on Form 8-K/A on July 23, 2010 and incorporated herein by reference).

10.13	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference). *

10.14	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference). *

10.15	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 and incorporated herein by reference). *

10.16	Watsco, Inc. Amended and Restated 2001 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement for the year ended December 31, 2008 and incorporated herein by reference). *

10.17	Credit Agreement dated as of July 1, 2009, by and among Carrier Enterprise, LLC, as Borrower, the Lenders that are Signatories Hereto, Wells Fargo Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to Amendment No. 2 to the Current Report on Form 8-K/A on July 23, 2010 and incorporated herein by reference).

10.18	Revolving Credit Agreement dated as of August 3, 2007 as amended by Amendment No. 1 to Revolving Credit Agreement dated July 1, 2009, by and among Watsco, Inc., as Borrower, the Lenders from Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on July 23, 2010 and incorporated herein by reference).

10.19	Purchase and Contribution Agreement dated May 3, 2009 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K on May 7, 2009 and incorporated herein by reference).

10.20	Amendment to Purchase and Contribution Agreement dated as of June 29, 2009 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.21	Operating Agreement of Carrier Enterprise, LLC (Amended and Restated), dated as of July 1, 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.22	Shareholder Agreement by and between Watsco, Inc. and Carrier Corporation, dated as of July 1, 2009 (filed as Exhibit 10.3 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.23	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference). *

13	2010 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2010 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

21	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #

23.2	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

#	filed herewith.
+	furnished herewith.
*	Management contract or compensation plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

March 1, 2011	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, President

March 1, 2011	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ALBERT H. NAHMAD	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 1, 2011
Albert H. Nahmad

/S/ BARRY S. LOGAN	Senior Vice President	March 1, 2011
Barry S. Logan

/S/ ANA M. MENENDEZ	Chief Financial Officer (principal accounting officer and principal financial officer)	March 1, 2011
Ana M. Menendez

/S/ CESAR L. ALVAREZ	Director	March 1, 2011
Cesar L. Alvarez

/S/ ROBERT L. BERNER III	Director	March 1, 2011
Robert L. Berner III

/S/ DENISE DICKINS	Director	March 1, 2011
Denise Dickins

/S/ STEVEN R. FEDRIZZI	Director	March 1, 2011
Steven R. Fedrizzi

/S/ PAUL F. MANLEY	Director	March 1, 2011
Paul F. Manley

/S/ BOB L. MOSS	Director	March 1, 2011
Bob L. Moss

/S/ GEORGE P. SAPE	Director	March 1, 2011
George P. Sape

Exhibit Index

Exhibit Number	Description

13	2010 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2010 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

23.2	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.