Form 10-Q
period 2011-03-31
WATSCO INC
filed 2011-05-10
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to

Commission file number 1-5581

I.R.S. Employer Identification Number 59-0778222

WATSCO, INC.

(a Florida Corporation)

2665 South Bayshore Drive, Suite 901

Miami, Florida 33133

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,266,896 shares of Common stock ($0.50 par value), excluding treasury shares of 6,322,650 and 4,663,539 shares of Class B common stock ($0.50 par value), excluding treasury shares of 48,263, were outstanding as of May 5, 2011.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 19

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarters Ended March 31,
	2011	2010
Revenues	$534,339	$509,755
Cost of sales	399,353	387,151

Gross profit	134,986	122,604
Selling, general and administrative expenses	118,276	113,739

Operating income	16,710	8,865
Interest expense, net	822	897

Income before income taxes	15,888	7,968
Income taxes	4,766	2,493

Net income	11,122	5,475
Less: net income attributable to noncontrolling interest	3,622	1,642

Net income attributable to Watsco, Inc.	$7,500	$3,833

Earnings per share for Common and Class B common stock:
Basic	$0.21	$0.10

Diluted	$0.21	$0.10

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,535	$126,498
Accounts receivable, net	282,960	305,088
Inventories	502,832	391,925
Other current assets	16,962	14,493

Total current assets	838,289	838,004

Property and equipment, net	30,431	31,221
Goodwill	303,703	303,703
Intangible assets, net	56,135	56,627
Other assets	7,116	7,672

	$1,235,674	$1,237,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$61	$72
Accounts payable	212,906	182,185
Accrued expenses and other current liabilities	71,805	83,748

Total current liabilities	284,772	266,005

Long-term obligations:
Borrowings under revolving credit agreements	24,100	10,000
Other long-term obligations, net of current portion	16	16

Total long-term obligations	24,116	10,016

Deferred income taxes and other liabilities	32,299	32,310

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	17,294	17,223
Class B common stock, $0.50 par value	2,353	2,187
Preferred stock, $0.50 par value	—	—
Paid-in capital	479,235	472,883
Accumulated other comprehensive loss, net of tax	(515)	(593)
Retained earnings	377,749	387,186
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	761,691	764,461
Noncontrolling interest	132,796	164,435

Total shareholders’ equity	894,487	928,896

	$1,235,674	$1,237,227

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

Quarters Ended March 31, 2011 and 2010

(In thousands)

	2011	2010
Cash flows from operating activities:
Net income	$11,122	$5,475
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,617	2,602
Share-based compensation	1,497	1,477
Provision for doubtful accounts	915	2,036
Loss (gain) on sale of property and equipment	299	(400)
Excess tax benefits from share-based compensation	(725)	(1,973)
Other, net	2,020	612
Changes in operating assets and liabilities:
Accounts receivable	21,213	6,725
Inventories	(110,907)	(48,156)
Accounts payable and other liabilities	28,922	23,197
Other, net	(1,899)	2,570

Net cash used in operating activities	(44,926)	(5,835)

Cash flows from investing activities:
Capital expenditures	(1,692)	(1,708)
Proceeds from sale of property and equipment	57	2,042

Net cash (used in) provided by investing activities	(1,635)	334

Cash flows from financing activities:
Return of capital contribution to noncontrolling interest	(32,000)	—
Dividends on Common and Class B common stock	(16,938)	(15,492)
Distributions to noncontrolling interest	(12,926)	(1,801)
Net repayments of other long-term obligations	(11)	(56)
Excess tax benefits from share-based compensation	725	1,973
Net proceeds from issuances of common stock	2,648	2,643
Net proceeds under revolving credit agreements	14,100	34,237

Net cash (used in) provided by financing activities	(44,402)	21,504

Net (decrease) increase in cash and cash equivalents	(90,963)	16,003
Cash and cash equivalents at beginning of period	126,498	58,093

Cash and cash equivalents at end of period	$35,535	$74,096

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 19

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2011

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. The accompanying Watsco March 31, 2011 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco and all of its wholly-owned subsidiaries and include the accounts of a joint venture in which Watsco maintains a 60% controlling interest. All significant intercompany balances and transactions have been eliminated.

The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during the summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly consistent during the year, except for dependence on housing completions and related weather and economic conditions.

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

Recently Adopted Accounting Standards

Revenue Arrangements with Multiple Deliverables

On January 1, 2011, we adopted accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that amended the criteria for allocating a contract’s consideration to individual services or products in multiple deliverable arrangements. The adoption of this guidance did not have an impact on our condensed consolidated unaudited financial statements.

Fair Value Measurement Disclosures

On January 1, 2011, we adopted accounting guidance issued by the FASB that required new disclosures about significant transfers between Level 1 and 2 fair value measurements, including the reason for such transfers, and also required information about purchases, sales, issuances and settlements of Level 3 fair value measurements. The adoption of this guidance did not have an impact on our condensed consolidated unaudited financial statements.

6 of 19

Credit Quality of Financing Receivables and the Allowance for Credit Losses

On January 1, 2011, we adopted accounting guidance issued by the FASB that required new disclosures about the credit quality of financing receivables and their allowance for credit losses. The adoption of this guidance did not have an impact on our condensed consolidated unaudited financial statements because we do not have any financing receivables.

Goodwill Impairment Testing

On January 1, 2011, we adopted accounting guidance issued by the Emerging Issues Task Force (“EITF”) of the FASB requiring that Step 2 of the goodwill impairment test be performed in circumstances where a reporting unit has a zero or negative carrying amount for which qualitative factors exist that indicate that goodwill may be impaired. The adoption of this guidance did not have an impact on our condensed consolidated unaudited financial statements.

Supplementary Pro Forma Information for Business Combinations

On January 1, 2011, we adopted accounting guidance issued by the EITF requiring pro forma financial information for business combinations to be presented as if the business combination occurred at the beginning of the prior annual reporting period when calculating both the current reporting period and the prior reporting period. The adoption of this guidance did not have an impact on our condensed consolidated unaudited financial statements.

2.	EARNINGS PER SHARE

Earnings per share is computed using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of our non-vested (restricted) stock are considered participating securities because these awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. Under the two-class method, earnings per common share for our Common and Class B common stock is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of shares of Common and Class B common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to Common stock, Class B common stock and participating securities based on the weighted-average shares outstanding during the period.

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year and adjusts for the dilutive effects of outstanding stock options using the treasury stock method. As of March 31, 2011 and 2010, our outstanding Class B common stock was convertible into 2,858,442 and 2,867,044 shares of our Common stock, respectively.

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

Quarters Ended March 31,	2011	2010
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$7,500	$3,833
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	1,152	940

Earnings allocated to Watsco, Inc. shareholders	$6,348	$2,893

Allocation of earnings for Basic:
Common stock	$5,755	$2,620
Class B common stock	593	273

	$6,348	$2,893

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$7,500	$3,833
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	1,152	940

Earnings allocated to Watsco, Inc. shareholders	$6,348	$2,893

7 of 19

The diluted earnings per share calculation assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the period; therefore, no allocation of earnings to Class B common stock is required.

Quarters Ended March 31,	2011	2010
Weighted-average Common and Class B common shares outstanding for basic earnings per share	30,601,573	30,228,384
Effect of dilutive stock options	92,779	138,003

Weighted-average Common and Class B common shares outstanding for diluted earnings per share	30,694,352	30,366,387

Diluted earnings per share excluded 7,628 and 121,122 shares for the quarters ended March 31, 2011 and 2010, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

3.	DERIVATIVE FINANCIAL INSTRUMENT

Periodically, we enter into interest rate swap agreements to reduce our exposure to interest rate risk from changing interest rates under our revolving credit agreements. Under the terms of the swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on our interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. Financial instruments are not held or issued for trading purposes. In order to obtain hedge accounting treatment, any derivatives used for hedging purposes must be designated as, and effective as, a hedge of an identified risk exposure at the inception of the contract. Changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Accordingly, we record all derivative instruments as either assets or liabilities on the condensed consolidated balance sheets at their respective fair values. We record the change in the fair value of a derivative instrument designated as a cash flow hedge in other comprehensive income to the extent the derivative is effective, and recognize the change in the statement of income when the hedged item affects earnings. Our interest rate hedge is designated as a cash flow hedge.

At March 31, 2011 and December 31, 2010, we had one interest rate swap agreement in effect with a notional value of $10,000, maturing in October 2011. The swap agreement exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. For the quarters ended March 31, 2011 and 2010, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

The negative fair value of the derivative financial instrument was $284 and $399 at March 31, 2011 and December 31, 2010, respectively, and is included, net of accrued interest, in accrued expenses and other current liabilities in the condensed consolidated balance sheets. See Note 4, “Fair Value Measurements.” At March 31, 2011 and December 31, 2010, $167, net of deferred tax benefits of $102 and $238, net of deferred tax benefits of $146, respectively, was included in accumulated other comprehensive loss (“OCL”) associated with the cash flow hedge.

The net change in OCL for the quarters ended March 31, 2011 and 2010, reflected the reclassification of $74, net of income tax benefit of $46 and $75, net of income tax benefit of $46, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated unaudited statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a monthly basis as interest payments occur. We estimate that approximately $300 in unrealized losses on the derivative instrument accumulated in OCL are expected to be reclassified to earnings during the next seven months using a current 30-day LIBOR-based average receive rate (0.29% at March 31, 2011). See Note 5, “Comprehensive Income.”

8 of 19

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

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

	Fair Value at March 31, 2011	Fair Value Measurements at March 31, 2011 Using
Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$168	$168	—	—

Liabilities:
Derivative financial instrument	$284	—	$284	—

	Fair Value at December 31, 2010	Fair Value Measurements at December 31, 2010 Using
Description		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$157	$157	—	—

Liabilities:
Derivative financial instrument	$399	—	$399	—

The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:

Available-for-sale securities – the investments are exchange-traded equity securities. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

Derivative financial instrument – the derivative is a pay-variable, receive fixed interest rate swap based on 30-day LIBOR. Fair value is based on model-derived valuations using the respective LIBOR rate, which is observed at quoted intervals for the full term of the swap and incorporates adjustments to appropriately reflect our nonperformance risk and the counterparty’s nonperformance risk. Therefore, the derivative is classified within Level 2 of the fair value hierarchy. See Note 3, “Derivative Financial Instrument.”

9 of 19

5.	COMPREHENSIVE INCOME

Comprehensive income consists of net income and changes in the unrealized losses on available-for-sale securities and the effective portion of a cash flow hedge as discussed in Note 3, “Derivative Financial Instrument.” The components of comprehensive income are as follows:

Quarters Ended March 31,	2011	2010
Net income	$11,122	$5,475
Changes in unrealized loss on derivative instrument, net of income tax expense of $44 and $11, respectively	71	21
Changes in unrealized losses on available-for-sale securities, net of income tax expense of $4 and $5, respectively	7	10

Comprehensive income	11,200	5,506
Less: comprehensive income attributable to noncontrolling interest	3,622	1,642

Comprehensive income attributable to Watsco, Inc.	$7,578	$3,864

6.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

Cash dividends of $0.52 and $0.48 per share of Common and Class B common stock were paid during the quarters ended March 31, 2011 and 2010, respectively. On April 1, 2011, our Board of Directors declared a regular quarterly cash dividend of $0.57 per share of Common and Class B common stock that was paid on April 29, 2011 to shareholders of record as of April 15, 2011.

Non-Vested (Restricted) Stock

During the quarters ended March 31, 2011 and 2010, we granted 391,852 and 132,500 shares of non-vested (restricted) stock, respectively. For the quarter ended March 31, 2010, 4,853 shares of Common stock with an aggregate market value of $277 were delivered as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. These shares were retired upon delivery.

Stock Options

During the quarters ended March 31, 2011 and 2010, 65,800 and 161,850, respectively, of stock options were exercised for Common and Class B common stock. Cash received from Common and Class B common stock issued as a result of stock options exercised during the quarters ended March 31, 2011 and 2010, was $2,407 and $2,442, respectively. For the quarter ended March 31, 2010, 48,938 shares of Class B common stock with an aggregate market value of $2,814 were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended March 31, 2011 and 2010, 3,997 and 4,254 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $241 and $201, respectively.

401(k) Plan

During the quarters ended March 31, 2011 and 2010, 27,240 and 9,975 shares of Common stock were issued to our profit sharing retirement plans, respectively, representing the discretionary matching contribution of $1,718 and $489, respectively.

Noncontrolling Interest

We have a 60% controlling interest in Carrier Enterprise, LLC (“Carrier Enterprise”) and Carrier Corporation (“Carrier”), a unit of United Technologies Corporation, has a 40% noncontrolling interest. The following table reconciles shareholders’ equity attributable to the noncontrolling interest:

Noncontrolling interest at December 31, 2010	$164,435
Return of capital contribution to noncontrolling interest	(32,000)
Distributions to noncontrolling interest	(3,261)
Net income attributable to noncontrolling interest	3,622

Noncontrolling interest at March 31, 2011	$132,796

10 of 19

7.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amounts of $6,194 and $7,295 at March 31, 2011 and December 31, 2010, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

8.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 41% and 54% of all purchases made during the quarters ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, approximately $92,000 and $93,000, respectively, was payable to Carrier and its affiliates, net of receivables. Carrier Enterprise also sells HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2011 and 2010 include $4,104 and $3,399, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

Carrier Enterprise had entered into Transactional Services Agreements (“TSAs”) with Carrier to have certain business processes performed on its behalf, including processes involving the use of business software applications and information technologies. The services provided pursuant to the TSAs expired on various dates throughout 2010. The fees related to the TSAs were $1,339, and are included in selling, general and administrative expenses in our condensed consolidated unaudited statement of income for the quarter ended March 31, 2010.

9.	SUBSEQUENT EVENT

On April 29, 2011, we completed the formation of a second joint venture with Carrier to distribute Carrier, Bryant and Payne branded residential, light-commercial and applied-commercial HVAC products and related parts and supplies in the northeast United States. Carrier’s company-operated northeast distribution network had revenues of approximately $210,000 for 2010. The newly formed joint venture, Carrier Enterprise Northeast, LLC (“Carrier Enterprise Northeast”), operates 42 locations in 9 states. In the formation of the joint venture, Carrier contributed 28 of their company-operated northeastern locations and we contributed 14 of our northeastern locations. We purchased a 60% controlling interest in the joint venture for cash consideration of $35,700 and the contribution of our 14 northeastern locations for consideration of $36,000. The final purchase price is subject to working capital adjustments pursuant to the Purchase and Contribution Agreement dated March 18, 2011.

11 of 19

The unaudited pro forma financial information combining our results of operations with the operations of Carrier Enterprise Northeast as if the joint venture had been consummated on January 1, 2010 is as follows:

Quarters ended March 31,	2011	2010
Revenues	$571,682	$543,858

Net income	10,412	4,655
Less: net income attributable to noncontrolling interest	3,486	1,352

Net income attributable to Watsco, Inc.	$6,926	$3,303

Diluted earnings per share for Common and Class B common shares	$0.19	$0.08

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information from the beginning of the periods presented until the acquisition date includes adjustments to record income taxes related to our portion of Carrier Enterprise Northeast’s income. The unaudited pro forma financial information does not include adjustments to remove certain corporate expenses of Carrier Enterprise Northeast, which may not be incurred in future periods, adjustments for depreciation or synergies (primarily related to improved gross profit and lower general and administrative expenses) that may be realized subsequent to the acquisition date. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we owned and operated Carrier Enterprise Northeast as of the beginning of the periods presented.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences to or effects on our business or operations. For additional information identifying some other important factors which may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our Commission filings, including but not limited to, the discussion included in the Risk Factors section of our 2010 Annual Report on Form 10-K under the headings “Business Risk Factors” and “General Risk Factors.” Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.

12 of 19

The following information should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto included under Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. At March 31, 2011, we operated from 502 locations in 36 states and Puerto Rico with additional market coverage on an export basis to parts of Latin America and the Caribbean.

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

Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly consistent during the year, except for dependence on housing completions and related weather and economic conditions.

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

Our critical accounting policies are included in our 2010 Annual Report on Form 10-K as filed on March 1, 2011. We believe that there have been no significant changes during the quarter ended March 31, 2011 to the critical accounting policies disclosed in our 2010 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 to the condensed consolidated unaudited financial statements for a discussion of recent accounting pronouncements.

13 of 19

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues for the quarters ended March 31, 2011 and 2010:

	2011	2010
Revenues	100.0%	100.0%
Cost of sales	74.7	75.9

Gross profit	25.3	24.1
Selling, general and administrative expenses	22.1	22.3

Operating income	3.2	1.8
Interest expense, net	0.2	0.2

Income before income taxes	3.0	1.6
Income taxes	0.9	0.5

Net income	2.1	1.1
Less: net income attributable to noncontrolling interest	0.7	0.3

Net income attributable to Watsco, Inc.	1.4%	0.8%

The following narratives include the results of operations for businesses acquired during 2010. The results of operations for these acquisitions have been included in our condensed consolidated unaudited statements of income beginning on their respective dates of acquisition. There were no businesses acquired during the quarter ended March 31, 2011.

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At March 31, 2011, 20 locations were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended March 31, 2011:

Number of Locations
March 31, 2010	504
Acquired	2
Opened	7
Closed	(8)

December 31, 2010	505
Closed	(3)

March 31, 2011	502

Revenues

Revenues for the first quarter of 2011 increased $24.6 million, or 5%, compared to the same period in 2010, including a $3.5 million contribution from locations acquired and opened during the immediately preceding 12 months, offset by $3.9 million from closed locations. On a same-store basis, revenues increased $25.0 million, or 5%, as compared to the same period in 2010. Revenues reflect a 3% increase in sales of HVAC equipment, a 4% increase in sales of other HVAC products and a 20% increase in sales of refrigeration products. Sales of HVAC equipment benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the quarter ended March 31, 2011 increased $12.4 million, or 10%, compared to the same period in 2010, primarily as a result of increased revenues. Gross profit margin for the quarter ended March 31, 2011 improved 120 basis-points to 25.3% versus 24.1% for the same period in 2010. The improvement in gross profit margin was primarily due to increased selling prices and improved discounts and rebates from vendors, reflecting increased purchasing activity for the quarter ended March 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2011 increased $4.5 million, or 4%, compared to the same period in 2010. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2011 decreased to 22.1% versus 22.3% for the same period in 2010. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to leveraging of fixed operating costs as compared to 2010 and a decrease in the provision for doubtful accounts, partially offset by increases in selling expenses related to our increased revenues.

14 of 19

Interest Expense, Net

Net interest expense for the quarter ended March 31, 2011 decreased $0.1 million, or 8%, compared to the same period in 2010, primarily as a result of a decrease in average outstanding borrowings.

Income Taxes

Income taxes of $4.8 million for the quarter ended March 31, 2011 consist of the income taxes attributable to our wholly-owned operations and 60% of income taxes attributable to Carrier Enterprise, LLC (“Carrier Enterprise”), which is taxed as a partnership for income tax purposes. The effective income tax rate attributable to us was 38.0% for the quarters ended March 31, 2011 and 2010.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended March 31, 2011 increased $3.7 million, or 96%, compared to the same period in 2010. The increase was primarily driven by higher revenues, expanded profit margins and lower levels of selling, general and administrative expenses as a percent of revenues as discussed above.

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

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2011 and 2010:

	2011	2010	Change
Cash flows used in operating activities	$(44.9)	$(5.8)	$(39.1)
Cash flows (used in) provided by investing activities	$(1.6)	$0.3	$(1.9)
Cash flows (used in) provided by financing activities	$(44.4)	$21.5	$(65.9)

Operating Activities

The increase in net cash used in operating activities is primarily due to our seasonal buildup of inventory in preparation for the spring and summer selling seasons partially offset by the timing of payments for accrued expenses and higher net income in 2011.

15 of 19

Investing Activities

The increase in net cash used in investing activities is due to lower proceeds from the sale of property and equipment in 2011.

Financing Activities

The increase in net cash used in financing activities is primarily attributable to a $32.0 million return of capital to the noncontrolling interest, an increase in distributions to the noncontrolling interest and lower net borrowings under our revolving credit agreements in 2011.

In March 2011, Carrier Enterprise returned an $80.0 million capital contribution made in 2009 to Watsco and Carrier using cash on hand. Our share of the return of capital totaled $48.0 million and Carrier’s share totaled $32.0 million. Cash distributions attributable to the noncontrolling interest in Carrier Enterprise include $9.7 million that was payable at December 31, 2010. This payment was made in January 2011.

Working capital decreased to $553.5 million at March 31, 2011 from $572.0 million at December 31, 2010 reflecting higher levels of accounts payable and accrued expenses.

Revolving Credit Agreements

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $300.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. The credit facility matures in August 2012. At both March 31, 2011 and December 31, 2010, $10.0 million was outstanding under this revolving credit agreement.

The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We believe we were in compliance with all covenants and financial ratios at March 31, 2011.

Carrier Enterprise maintains a separate secured revolving credit agreement that provides for borrowings of up to $75.0 million. Borrowings under the credit facility are used by Carrier Enterprise for general corporate purposes, including working capital and permitted acquisitions. The credit facility is secured by substantially all tangible and intangible assets of Carrier Enterprise. The credit facility matures in July 2012. At March 31, 2011, $14.1 million was outstanding under this credit facility. No borrowings were outstanding under this credit facility at December 31, 2010.

The revolving credit agreement contains customary affirmative and negative covenants and representations and warranties, including compliance with a monthly borrowing base certificate with advance rates on accounts receivable and inventory, two financial covenants with respect to Carrier Enterprise’s leverage and interest coverage ratios and limits the level of capital expenditures and cash distributions in addition to other restrictions. We believe Carrier Enterprise was in compliance with all covenants and financial ratios at March 31, 2011.

Company Share Repurchase Program

Our Board of Directors has authorized the repurchase, at management’s discretion, of 7.5 million shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. In aggregate, 6.4 million shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. The remaining 1.1 million shares authorized for repurchase are subject to certain restrictions included in our revolving credit agreements.

Common Stock Dividends

Cash dividends of $0.52 per share and $0.48 per share of Common and Class B common stock were paid during the quarters ended March 31, 2011 and 2010, respectively. In April 2011, the Board of Directors declared a regular quarterly cash dividend of $0.57 per share of Common and Class B common stock that was paid on April 29, 2011 to shareholders of record as of April 15, 2011. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under our revolving credit agreements, future prospects and other factors deemed relevant by our Board of Directors.

16 of 19

Capital Resources

We believe we have adequate availability of capital from operations and our current credit facilities to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of March 31, 2011, we had $35.5 million of cash and cash equivalents available on hand and additional borrowing capacity (subject to certain restrictions) under our revolving credit agreements to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions and/or joint ventures are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe our financial position and earnings history provide a sufficient base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the 2010 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended March 31, 2011 does not differ materially from that set forth in Part I, Item 1A, of our 2010 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 11, 2011, we issued 27,240 shares of our Common stock to our Profit Sharing Retirement Plan & Trusts (the “Plans”) representing the employer match under the Plans for the plan year ended December 31, 2010, without

17 of 19

registration. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof. The Plans are profit sharing retirement plans that are qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Plans are held in a single trust fund for the benefit of our employees, and no Plan holds assets for the benefit of the employees of any other employer. All of the contributions to the Plans from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plans as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1	Purchase and Contribution Agreement dated March 18, 2011 by and between Carrier Corporation and Watsco, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2011.

10.1 #	Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

18 of 19

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 10, 2011	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

19 of 19

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Purchase and Contribution Agreement dated March 18, 2011 by and between Carrier Corporation and Watsco, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2011.

10.1 #	Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.