Form 10-Q
period 2011-06-30
WATSCO INC
filed 2011-08-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,286,850 shares of Common stock ($0.50 par value), excluding treasury shares of 6,322,650 and 4,658,445 shares of Class B common stock ($0.50 par value), excluding treasury shares of 48,263, were outstanding as of August 3, 2011.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 22

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$883,548	$864,805	$1,417,887	$1,374,560
Cost of sales	670,357	663,736	1,069,710	1,050,887

Gross profit	213,191	201,069	348,177	323,673
Selling, general and administrative expenses	137,662	130,150	255,938	243,889

Operating income	75,529	70,919	92,239	79,784
Interest expense, net	997	894	1,819	1,791

Income before income taxes	74,532	70,025	90,420	77,993
Income taxes	22,260	21,818	27,026	24,311

Net income	52,272	48,207	63,394	53,682
Less: net income attributable to noncontrolling interest	16,249	13,162	19,871	14,804

Net income attributable to Watsco, Inc.	$36,023	$35,045	$43,523	$38,878

Earnings per share for Common and Class B common stock:
Basic	$1.09	$1.08	$1.33	$1.20

Diluted	$1.09	$1.08	$1.32	$1.20

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,627	$126,498
Accounts receivable, net	435,016	305,088
Inventories	612,736	391,925
Other current assets	16,300	14,493

Total current assets	1,082,679	838,004
Property and equipment, net	36,178	31,221
Goodwill	316,060	303,703
Intangible assets, net	76,155	56,627
Other assets	6,820	7,672

	$1,517,892	$1,237,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$41	$72
Accounts payable	349,350	182,185
Accrued expenses and other current liabilities	95,955	83,748

Total current liabilities	445,346	266,005

Long-term obligations:
Borrowings under revolving credit agreements	65,000	10,000
Other long-term obligations, net of current portion	16	16

Total long-term obligations	65,016	10,016

Deferred income taxes and other liabilities	36,159	32,310

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	17,303	17,223
Class B common stock, $0.50 par value	2,354	2,187
Preferred stock, $0.50 par value	—	—
Paid-in capital	488,209	472,883
Accumulated other comprehensive loss, net of tax	(446)	(593)
Retained earnings	395,002	387,186
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	787,997	764,461
Noncontrolling interest	183,374	164,435

Total shareholders’ equity	971,371	928,896

	$1,517,892	$1,237,227

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011 and 2010

(In thousands)

	2011	2010
Cash flows from operating activities:
Net income	$63,394	$53,682
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,457	5,148
Share-based compensation	2,986	2,907
Provision for doubtful accounts	410	1,816
Loss (gain) on sale of property and equipment	416	(418)
Deferred income tax provision	1,704	1,216
Non-cash contribution for 401(k) plans	1,718	489
Excess tax benefits from share-based compensation	(880)	(2,088)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(104,798)	(120,494)
Inventories	(181,808)	(109,173)
Accounts payable and other liabilities	169,220	221,543
Other, net	(27)	2,202

Net cash (used in) provided by operating activities	(42,208)	56,830

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(35,695)	(2,406)
Capital expenditures	(5,730)	(3,839)
Proceeds from sale of property and equipment	374	2,073

Net cash used in investing activities	(41,051)	(4,172)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(35,707)	(32,338)
Return of capital contribution to noncontrolling interest	(32,000)	—
Distributions to noncontrolling interest	(15,824)	(3,115)
Costs related to amendment of revolving credit agreement	(38)	—
Net repayments of other long-term obligations	(31)	(90)
Excess tax benefits from share-based compensation	880	2,088
Net proceeds from issuances of common stock	3,108	3,224
Net proceeds under revolving credit agreements	55,000	7,237

Net cash used in financing activities	(24,612)	(22,994)

Net (decrease) increase in cash and cash equivalents	(107,871)	29,664
Cash and cash equivalents at beginning of period	126,498	58,093

Cash and cash equivalents at end of period	$18,627	$87,757

Supplemental cash flow information:
Net assets of locations contributed to joint venture	$14,769	—

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 22

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2011

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. The accompanying Watsco June 30, 2011 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco and all of its wholly-owned subsidiaries and include the accounts of two joint ventures in which Watsco maintains a 60% controlling interest (see Notes 6 and 7). All significant intercompany balances and transactions have been eliminated.

The results of operations for the quarter and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during the summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly consistent during the year, except for dependence on housing completions and related weather and economic conditions.

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

Fair Value Measurement Disclosures

On January 1, 2011, we adopted accounting guidance issued by the FASB that required new disclosures about significant transfers between Level 1 and 2 fair value measurements, including the reason for such transfers, and also required information about purchases, sales, issuances and settlements of Level 3 fair value measurements. The adoption of this guidance did not have a significant impact on our condensed consolidated unaudited financial statements.

6 of 22

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

Supplementary Pro Forma Information for Business Combinations

On January 1, 2011, we adopted accounting guidance issued by the EITF requiring pro forma financial information for business combinations to be presented as if the business combination occurred at the beginning of the prior annual reporting period when calculating both the current reporting period and the prior reporting period. The adoption of this guidance did not have an impact on our condensed consolidated unaudited financial statements. See Note 6.

2.	EARNINGS PER SHARE

We compute earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of our non-vested (restricted) stock are considered participating securities because these awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. Under the two-class method, earnings per common share for our Common and Class B common stock is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of shares of Common and Class B common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to Common stock, Class B common stock and participating securities based on the weighted-average shares outstanding during the period.

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year and adjusts for the dilutive effects of outstanding stock options using the treasury stock method. As of June 30, 2011 and 2010, our outstanding Class B common stock was convertible into 2,854,093 and 2,866,881 shares of our Common stock, respectively.

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$36,023	$35,045	$43,523	$38,878
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	2,456	2,100	2,832	2,342

Earnings allocated to Watsco, Inc. shareholders	$33,567	$32,945	$40,691	$36,536

Weighted-average Common and Class B common shares outstanding for basic earnings per share	30,685,087	30,461,079	30,643,560	30,413,994
Basic earnings per share for Common and Class B Common stock	$1.09	$1.08	$1.33	$1.20
Allocation of earnings for Basic:
Common stock	$30,445	$29,844	$36,901	$33,092
Class B common stock	3,122	3,101	3,790	3,444

	$33,567	$32,945	$40,691	$36,536

7 of 22

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$36,023	$35,045	$43,523	$38,878
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	2,453	2,097	2,831	2,341

Earnings allocated to Watsco, Inc. shareholders	$33,570	$32,948	$40,692	$36,537

The diluted earnings per share calculation assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the period; therefore, no allocation of earnings to Class B common stock is required.

Weighted-average Common and Class B common shares outstanding for basic earnings per share	30,685,087	30,461,079	30,643,560	30,413,994
Effect of dilutive stock options	85,208	108,445	88,973	123,142

Weighted-average Common and Class B common shares outstanding for diluted earnings per share	30,770,295	30,569,524	30,732,533	30,537,136

Diluted earnings per share for Common and Class B common stock	$1.09	$1.08	$1.32	$1.20

Anti-dilutive stock options not included above	3,297	84,000	3,050	117,561

3.	DERIVATIVE FINANCIAL INSTRUMENT

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

At June 30, 2011 and December 31, 2010, we had one interest rate swap agreement in effect with a notional value of $10,000, maturing in October 2011. The swap agreement exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. For the quarter and six months ended June 30, 2011 and 2010, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

The negative fair value of the derivative financial instrument was $166 and $399 at June 30, 2011 and December 31, 2010, respectively, and is included, net of accrued interest, in accrued expenses and other current liabilities in the condensed consolidated balance sheets. See Note 4. At June 30, 2011 and December 31, 2010, $94, net of deferred tax benefits of $57 and $238, net of deferred tax benefits of $146, respectively, was included in accumulated other comprehensive loss (“OCL”) associated with the cash flow hedge.

The net change in OCL for the quarters and six months ended June 30, 2011 and 2010 reflected the reclassification of $76, net of income tax benefit of $47, $75, net of income tax benefit of $46, $151, net of income tax benefit of $92 and $150, net of income tax benefit of $92, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated unaudited statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a monthly basis as interest payments occur. We estimate that approximately $150 in unrealized losses on the derivative instrument accumulated in OCL are expected to be reclassified to earnings during the next four months using a current 30-day LIBOR-based average receive rate (0.21% at June 30, 2011). See Note 5.

8 of 22

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

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

	Fair Value at	Fair Value Measurements at June 30, 2011 Using
Description	June 30, 2011	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$161	$161	—	—
Liabilities:
Derivative financial instrument	$166	—	$166	—

	Fair Value at	Fair Value Measurements at December 31, 2010 Using
Description	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$157	$157	—	—
Liabilities:
Derivative financial instrument	$399	—	$399	—

The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:

Available-for-sale securities – the investments are exchange-traded equity securities. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy.

Derivative financial instrument – the derivative is a pay-variable, receive fixed interest rate swap based on 30-day LIBOR. Fair value is based on model-derived valuations using the respective LIBOR rate, which is observed at quoted intervals for the full term of the swap and incorporates adjustments to appropriately reflect our nonperformance risk and the counterparty’s nonperformance risk. Therefore, the derivative is classified within Level 2 of the fair value hierarchy. See Note 3.

9 of 22

5.	COMPREHENSIVE INCOME

Comprehensive income consists of net income and changes in the unrealized losses on available-for-sale securities and the effective portion of a cash flow hedge as discussed in Note 3. The components of comprehensive income are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$52,272	$48,207	$63,394	$53,682
Changes in unrealized losses on derivative instrument, net of income tax expense of $45, $29, $89 and $40, respectively	73	47	144	68
Changes in unrealized losses on available-for-sale securities, net of income tax benefit (expense) of $3, $10, $(1) and $5, respectively	(4)	(14)	3	(4)

Comprehensive income	52,341	48,240	63,541	53,746
Less: comprehensive income attributable to noncontrolling interest	16,249	13,162	19,871	14,804

Comprehensive income attributable to Watsco, Inc.	$36,092	$35,078	$43,670	$38,942

6.	ACQUISITIONS

On April 29, 2011, we completed the formation of a second joint venture with Carrier Corporation (“Carrier”) to distribute Carrier, Bryant and Payne branded residential, light-commercial and applied-commercial HVAC products and related parts and supplies in the northeast United States. Carrier contributed 28 of its company-operated northeastern locations to the newly formed joint venture, Carrier Enterprise Northeast, LLC (“Carrier Enterprise Northeast”), and we contributed 14 of our northeast locations. We purchased a 60% controlling interest in the joint venture for a fair value of $49,229. Total consideration paid by us for our 60% controlling interest in Carrier Enterprise Northeast was composed of cash consideration of $35,700 and our contribution of 14 northeastern locations valued at $14,769. The final purchase price is subject to net working capital adjustments of approximately $1,240 pursuant to the Purchase and Contribution Agreement, dated March 18, 2011, and is included in accounts receivable in the condensed consolidated balance sheet.

Based on our preliminary valuation, the purchase price is anticipated to result in the recognition of $32,957 in goodwill and intangibles. The fair value of the identified intangible assets was $20,600 and consisted of $13,400 in trade names and distribution rights and $7,200 in customer relationships to be amortized over a 12 year period. The tax basis of the acquired goodwill recognized will be deductible for income tax purposes over 15 years.

The preliminary purchase price allocation is based upon a purchase price of $49,229, which represents the fair value of our 60% controlling interest in Carrier Enterprise Northeast. The table below presents the allocation of the total consideration to tangible and intangible assets acquired, liabilities assumed and the noncontrolling interest from the acquisition of our 60% controlling interest in Carrier Enterprise Northeast based on the respective fair values as of April 29, 2011:

Cash	$5
Accounts receivable	24,300
Inventories	39,003
Other current assets	773
Property and equipment	4,402
Goodwill	12,357
Intangibles	20,600
Other assets	202
Accounts payable	(17,474)
Accrued expenses	(5,420)
Noncontrolling interest	(29,519)

Total preliminary purchase price	$49,229

10 of 22

The fair value of the noncontrolling interest was determined by applying a pro-rata value of the total invested capital adjusted for a discount for lack of control that market participants would consider when estimating the fair value of the noncontrolling interest. As a result of our contribution of 14 locations to the joint venture, $7,708 representing 40% of the carrying value of the contributed locations was attributed to the noncontrolling interest and $7,061, representing 40% of the difference between the fair value and carrying value of the contributed locations, was recognized as an increase to paid-in capital.

The unaudited pro forma financial information combining our results of operations with the operations of Carrier Enterprise Northeast as if the joint venture had been consummated on January 1, 2010 is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$898,593	$925,708	$1,470,275	$1,469,566
Net income	52,436	51,135	62,848	55,790
Less: net income attributable to noncontrolling interest	16,423	15,016	19,909	16,368

Net income attributable to Watsco, Inc.	$36,013	$36,119	$42,939	$39,422

Diluted earnings per share for Common and Class B common stock	$1.09	$1.11	$1.31	$1.21

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information from the beginning of the periods presented until the acquisition date includes adjustments to record income taxes related to our portion of Carrier Enterprise Northeast’s income and amortization related to identified intangible assets with finite lives. The unaudited pro forma financial information does not include adjustments to remove certain corporate expenses of Carrier Enterprise Northeast, which may not be incurred in future periods, adjustments for depreciation or synergies (primarily related to improved gross profit and lower general and administrative expenses) that may be realized subsequent to the acquisition date. The unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we acquired our 60% controlling interest in and operated Carrier Enterprise Northeast as of the beginning of the periods presented.

In April 2010, one of our wholly-owned subsidiaries acquired certain assets and assumed certain liabilities of a wholesale distributor of air conditioning and heating products operating from two locations in Tennessee for cash consideration of $2,406.

The results of operations of these acquired locations have been included in the condensed consolidated unaudited financial statements from the date of acquisition. The pro forma effect of the acquisitions was not deemed significant to the condensed consolidated unaudited financial statements.

7.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

Cash dividends of $0.57 per share, $0.52 per share, $1.09 per share and $1.00 per share of Common and Class B common stock were paid during the quarters and six months ended June 30, 2011 and 2010, respectively. In July 2011, the Board of Directors declared a regular quarterly cash dividend of $0.57 per share of Common and Class B common stock that was paid on July 29, 2011 to shareholders of record as of July 15, 2011.

Non-Vested (Restricted) Stock

During the quarter ended June 30, 2011, we granted 22,750 shares of non-vested (restricted) stock. No shares of non-vested (restricted) stock were granted during the quarter ended June 30, 2010. During the six months ended June 30, 2011 and 2010, we granted 414,602 and 132,500 shares of non-vested (restricted) stock, respectively. For the quarters ended June 30, 2011 and 2010, 2,527 shares of Common stock with an aggregate fair market value of $180 and 258 shares of Common stock with an aggregate fair market value of $16, respectively, were delivered as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. For the six months ended June 30, 2011 and 2010, 2,527 shares of Common stock with an aggregate fair market value of $180 and 5,111 shares of Common stock with an

11 of 22

aggregate fair market value of $293, respectively, were delivered as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. These shares were retired upon delivery.

Stock Options

During the quarters ended June 30, 2011 and 2010, 6,500 and 13,000, respectively, of stock options were exercised for Common stock. During the six months ended June 30, 2011 and 2010, 72,300 and 174,850, respectively, of stock options were exercised for Common and Class B common stock. Cash received from Common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2011 and 2010, was $228, $366, $2,635 and $2,808, respectively. During the six months ended June 30, 2010, 48,938 shares of Class B common stock with an aggregate fair market value of $2,814 were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended June 30, 2011 and 2010, 3,395 and 3,864, shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $232 and $215, respectively. During the six months ended June 30, 2011 and 2010, 7,392 and 8,118 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $473 and $416, respectively.

401(k) Plans

During the six months ended June 30, 2011 and 2010, 27,240 and 9,975 shares of Common stock were issued to our profit sharing retirement plans, respectively, representing the discretionary matching contribution of $1,718 and $489, respectively.

Noncontrolling Interest

We have a 60% controlling interest in both Carrier Enterprise, LLC (“Carrier Enterprise”) and Carrier Enterprise Northeast, and Carrier has a 40% noncontrolling interest. The following table reconciles shareholders’ equity attributable to the noncontrolling interest:

Noncontrolling interest at December 31, 2010	$164,435
Return of capital contribution to noncontrolling interest	(32,000)
Distributions to noncontrolling interest	(6,159)
Net income attributable to noncontrolling interest	19,871
Share of carrying value of our locations contributed to Carrier Enterprise Northeast	7,708
Fair value of noncontrolling interest in Carrier Enterprise Northeast	29,519

Noncontrolling interest at June 30, 2011	$183,374

8.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its

12 of 22

assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amounts of $6,212 and $7,295 at June 30, 2011 and December 31, 2010, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

9.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 48%, 54%, 45% and 54% of all purchases made during the quarters and six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, approximately $191,000 and $93,000, respectively, was payable to Carrier and its affiliates, net of receivables. Carrier Enterprise and Carrier Enterprise Northeast also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2011 and 2010 include $7,693, $14,649, $11,797 and $18,048, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

Carrier Enterprise Northeast has entered into Transactional Services Agreements (“TSAs”) with Carrier, pursuant to which Carrier will perform certain business processes on its behalf, including processes involving the use of certain information technologies. The services provided pursuant to the TSAs generally terminate on December 31, 2011 but may be extended as agreed upon by the parties. The fees related to the TSAs were $148 for both the quarter and six months ended June 30, 2011, and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income.

The services provided by Carrier pursuant to TSAs with Carrier Enterprise terminated on various dates throughout 2010. The fees related to these TSAs were $888 and $2,227 for the quarter and six months ended June 30, 2010, respectively, and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income.

10.	SUBSEQUENT EVENTS

Effective July 1, 2011, Carrier Enterprise’s standard payment terms with Carrier for inventory purchases changed. As a result of this change, on July 26, 2011 we amended Carrier Enterprise’s revolving credit agreement to provide borrowings of up to $125,000. All other terms and conditions of the credit facility remain the same.

On July 29, 2011, we acquired a 60% controlling interest in Carrier’s HVAC/R distribution operations in Mexico for cash consideration of $9,000. Carrier’s company-operated Mexico distribution network had revenues of approximately $75,000 in 2010 and operates from six locations with 90 employees servicing its customer base. Products sold include Carrier’s complete product line of HVAC equipment and commercial refrigeration products and supplies servicing both the residential and applied commercial markets.

13 of 22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This Quarterly Report contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, (i) economic conditions, (ii) business and acquisition strategies, (iii) potential acquisitions and/or joint ventures, (iv) financing plans and (v) industry, demographic and other trends affecting our financial condition or results of operations. These forward-looking statements are based largely on management’s current expectations and are subject to a number of risks, uncertainties and changes in circumstances, certain of which are beyond their control.

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

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or “we”, “us” or “our”) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. On April 29, 2011, we completed the formation of a second joint venture with Carrier Corporation (“Carrier”) to distribute Carrier, Bryant and Payne branded residential, light-commercial and applied-commercial HVAC products and related parts and supplies in the northeast United States. Carrier contributed 28 of its northeastern locations to the newly-formed joint venture, Carrier Enterprise Northeast, LLC (“Carrier Enterprise Northeast”), and we contributed 14 of our northeast locations as partial consideration for our 60% controlling interest in the joint venture. At June 30, 2011, we operated from 526 locations in 37 states and Puerto Rico with additional market coverage on an export basis to parts of Latin America and the Caribbean.

14 of 22

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

Our critical accounting policies are included in our 2010 Annual Report on Form 10-K as filed on March 1, 2011. We believe that there have been no significant changes during the quarter and six months ended June 30, 2011 to the critical accounting policies disclosed in our 2010 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 to the condensed consolidated unaudited financial statements for a discussion of recent accounting pronouncements.

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues for the quarters and six months ended June 30, 2011 and 2010:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9	76.7	75.4	76.5

Gross profit	24.1	23.3	24.6	23.5
Selling, general and administrative expenses	15.6	15.1	18.1	17.7

Operating income	8.5	8.2	6.5	5.8
Interest expense, net	0.1	0.1	0.1	0.1

Income before income taxes	8.4	8.1	6.4	5.7
Income taxes	2.5	2.5	1.9	1.8

Net income	5.9	5.6	4.5	3.9
Less: net income attributable to noncontrolling interest	1.8	1.5	1.4	1.1

Net income attributable to Watsco, Inc.	4.1%	4.1%	3.1%	2.8%

15 of 22

The following narratives include the results of operations for businesses acquired during 2011 and 2010. The results of operations for these acquisitions have been included in our condensed consolidated unaudited statements of income beginning on their respective dates of acquisition. The pro forma effect of these acquisitions was not deemed significant on either an individual or an aggregate basis in the related acquisition year.

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At June 30, 2011 and 2010, 47 and 121 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended June 30, 2011:

Number of Locations
June 30, 2010	505
Opened	4
Closed	(4)

December 31, 2010	505
Acquired	28
Opened	2
Closed	(9)

June 30, 2011	526

Second Quarter 2011 Compared to Second Quarter 2010

Revenues

Revenues for the quarter ended June 30, 2011 increased $18.7 million, or 2%, compared to the same period in 2010, including $44.9 million attributable to the new Carrier Enterprise Northeast locations and $1.1 million from other locations acquired and opened during the immediately preceding 12 months, offset by $9.5 million from closed locations. On a same-store basis, revenues decreased $17.8 million, or 2%, as compared to the same period in 2010. Revenues reflect a 5% decrease in sales of HVAC equipment, a 1% decrease in sales of other HVAC products and an 8% increase in sales of refrigeration products. Sales of HVAC equipment were impacted by lower demand in the replacement market and a shift in sales mix toward non-equipment products.

Gross Profit

Gross profit for the quarter ended June 30, 2011 increased $12.1 million, or 6%, compared to the same period in 2010, primarily as a result of increased revenues. Gross profit margin for the quarter ended June 30, 2011 improved 80 basis-points to 24.1% versus 23.3% for the same period in 2010. On a same-store basis gross profit margin improved 90 basis-points to 24.1% versus 23.2% for the same period in 2010, primarily due to increased selling prices and a shift in sales mix toward non-equipment products, which generate a higher gross profit margin versus HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2011 increased $7.5 million, or 6%, compared to the same period in 2010. Selling, general and administrative expenses as a percent of revenues for the quarter ended June 30, 2011 increased to 15.6% from 15.1% for the same period in 2010. Selling, general and administrative expenses include $0.5 million of acquisition-related costs primarily associated with the acquisition and transition of Carrier Enterprise Northeast. Excluding acquisition-related costs, same-store selling, general, and administrative expenses were flat compared to the same period in 2010.

Interest Expense, Net

Net interest expense for the quarter ended June 30, 2011 increased $0.1 million, or 12%, compared to the same period in 2010, primarily due to an 11% increase in average outstanding borrowings and a higher effective interest rate.

16 of 22

Income Taxes

Income taxes of $22.3 million consist of the income taxes attributable to Watsco’s wholly-owned operations and 60% of income taxes attributable to Carrier Enterprise, LLC (“Carrier Enterprise”) and Carrier Enterprise Northeast, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to Watsco, Inc. was 38.0% for the quarters ended June 30, 2011 and 2010.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended June 30, 2011 increased $1.0 million, or 3%, compared to the same period in 2010. The increase was primarily driven by higher revenues and expanded profit margins partially offset by higher levels of selling, general and administrative expense as a percent of revenues as discussed above.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

Revenues for the six months ended June 30, 2011 increased $43.3 million, or 3%, compared to the same period in 2010, including $44.9 million attributable to the new Carrier Enterprise Northeast locations and $4.6 million from other locations acquired and opened during the immediately preceding 12 months, offset by $13.3 million from closed locations. On a same-store basis, revenues increased $7.1 million, or 1%, as compared to the same period in 2010. Revenues reflect a 2% decrease in sales of HVAC equipment, a 1% increase in sales of other HVAC products and a 13% increase in sales of refrigeration products. Sales of HVAC equipment were impacted by lower demand in the replacement market and a shift in sales mix toward non-equipment products.

Gross Profit

Gross profit for the six months ended June 30, 2011 increased $24.5 million, or 8%, compared to the same period in 2010, primarily as a result of increased revenues. Gross profit margin for the six months ended June 30, 2011 improved 110 basis-points to 24.6% versus 23.5% for the same period in 2010. The improvement in gross profit margin was primarily due to increased selling prices, a shift in sales mix toward non-equipment products, which generate a higher gross profit margin versus HVAC equipment, and improved discounts and rebates from vendors, reflecting increased purchasing activity during the six months ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2011 increased $12.0 million, or 5%, compared to the same period in 2010. Selling, general and administrative expenses as a percent of revenues for the six months ended June 30, 2011 increased to 18.1% from 17.7% for the same period in 2010. Selling, general and administrative expenses include $0.8 million of acquisition-related costs primarily associated with the acquisition and transition of Carrier Enterprise Northeast. On a same-store basis, selling, general, and administrative expenses increased 2%.

Interest Expense, Net

Net interest expense for the six months ended June 30, 2011 increased 2% compared to the same period in 2010 primarily due to a higher effective interest rate.

Income Taxes

Income taxes of $27.0 million consist of the income taxes attributable to Watsco’s wholly-owned operations and 60% of income taxes attributable to Carrier Enterprise and Carrier Enterprise Northeast, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to Watsco, Inc. was 38.0% for the six months ended June 30, 2011 and 2010.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the six months ended June 30, 2011 increased $4.6 million, or 12%, compared to the same period in 2010. The increase was primarily driven by higher revenues and expanded profit margins partially offset by higher levels of selling, general and administrative expenses as a percent of revenues as discussed above.

17 of 22

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

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2011 and 2010:

	2011	2010	Change
Cash flows (used in) provided by operating activities	$(42.2)	$56.8	$(99.0)
Cash flows used in investing activities	$(41.1)	$(4.2)	$(36.9)
Cash flows used in financing activities	$(24.6)	$(23.0)	$(1.6)

Operating Activities

The increase in net cash used in operating activities is primarily attributable to changes in operating assets and liabilities, which were primarily composed of higher levels of inventory due to our seasonal buildup, including the buy-out of previously consigned inventory from one of our key suppliers in 2011 for approximately $15.0 million, and lower levels of accounts payable and other liabilities, partially offset by higher accounts receivable driven by increased sales volume and higher net income in 2011.

Investing Activities

The increase in net cash used in investing activities is due to the purchase of our 60% controlling interest in Carrier Enterprise Northeast for cash consideration of $35.7 million and an increase in capital expenditures partially offset by lower proceeds from the sale of property and equipment in 2011.

Financing Activities

The increase in net cash used in financing activities is primarily attributable to a $32.0 million return of capital to the noncontrolling interest in Carrier Enterprise, an increase in distributions to the noncontrolling interest and an increase in dividends paid partially offset by higher net borrowings under our revolving credit agreements in 2011.

In March 2011, Carrier Enterprise returned an $80.0 million capital contribution made in 2009 to Watsco and Carrier using cash on hand. Our share of the return of capital totaled $48.0 million and Carrier’s share totaled $32.0 million. Cash distributions attributable to the noncontrolling interest in Carrier Enterprise included $9.7 million that was payable at December 31, 2010. This payment was made in January 2011.

18 of 22

Working capital increased to $637.3 million at June 30, 2011 from $572.0 million at December 31, 2010, reflecting the 28 new locations added by Carrier Enterprise Northeast in April 2011, which added $43.5 million of working capital. Excluding these new locations, working capital was $593.8 million.

Revolving Credit Agreements

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $300.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. The credit facility matures in August 2012. At June 30, 2011 and December 31, 2010, $65.0 million and $10.0 million were outstanding under this revolving credit agreement, respectively.

The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We believe we were in compliance with all covenants and financial ratios at June 30, 2011.

Carrier Enterprise maintains a separate secured revolving credit agreement that provides for borrowings of up to $75.0 million. Borrowings under the credit facility are used by Carrier Enterprise for general corporate purposes, including working capital and permitted acquisitions. The credit facility is secured by substantially all tangible and intangible assets of Carrier Enterprise. Effective July 1, 2011, Carrier Enterprise’s standard payment terms with Carrier for inventory purchases changed. As a result of this change, on July 26, 2011 we amended the revolving credit agreement to provide borrowings of up to $125.0 million. All other terms and conditions of the credit facility remain the same. The credit facility matures in July 2012. No borrowings were outstanding under this credit facility at either June 30, 2011 or December 31, 2010.

The revolving credit agreement contains customary affirmative and negative covenants and representations and warranties, including compliance with a monthly borrowing base certificate with advance rates on accounts receivable and inventory, two financial covenants with respect to Carrier Enterprise’s leverage and interest coverage ratios and limits the level of capital expenditures and cash distributions in addition to other restrictions. We believe Carrier Enterprise was in compliance with all covenants and financial ratios at June 30, 2011.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7.5 million shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. In aggregate, 6.4 million shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. The repurchase of up to the remaining 1.1 million shares authorized for repurchase is subject to certain restrictions included in our revolving credit agreements.

Common Stock Dividends

Cash dividends of $1.09 per share and $1.00 per share of Common and Class B common stock were paid during the six months ended June 30, 2011 and 2010, respectively. In July 2011, the Board of Directors declared a regular quarterly cash dividend of $0.57 per share of Common and Class B common stock that was paid on July 29, 2011 to shareholders of record as of July 15, 2011. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under our revolving credit agreements, future prospects and other factors deemed relevant by our Board of Directors.

Capital Resources

We believe we have adequate availability of capital from operations and our current credit facilities to fund working capital requirements and support the development of our short-term and long-term operating strategies. As of June 30, 2011, we had $18.6 million of cash and cash equivalents available on hand and additional borrowing capacity (subject to certain restrictions) under our revolving credit agreements to fund present operations and anticipated growth, including expansion in our current and targeted market areas. Potential acquisitions and/or joint ventures are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe our financial position and earnings history provide a sufficient base for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities.

19 of 22

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the Securities and Exchange Commission, we have not yet assessed the internal control over financial reporting of the 28 locations added by Carrier Enterprise Northeast on April 29, 2011, which represents approximately 8% of our total consolidated assets at June 30, 2011 and approximately 3% of revenues for the six months ended June 30, 2011. From the acquisition date to June 30, 2011, the processes and systems of Carrier Enterprise Northeast did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

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

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended June 30, 2011 does not differ materially from that set forth in Part I, Item 1A, of our 2010 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

20 of 22

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan, filed as Appendix A to our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 29, 2011 in respect of our 2011 Annual Meeting of Shareholders and incorporated by reference herein.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

21 of 22

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

August 9, 2011	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

22 of 22

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.1	Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan, filed as Appendix A to our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 29, 2011 in respect of our 2011 Annual Meeting of Shareholders and incorporated by reference herein.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.