Form 10-Q
period 2011-09-30
WATSCO INC
filed 2011-11-08
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,349,772 shares of Common stock ($0.50 par value), excluding treasury shares of 6,322,650 and 4,653,793 shares of Class B common stock ($0.50 par value), excluding treasury shares of 48,263, were outstanding as of November 3, 2011.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 22

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$914,039	$812,787	$2,331,926	$2,187,347
Cost of sales	694,632	617,246	1,764,342	1,668,133

Gross profit	219,407	195,541	567,584	519,214
Selling, general and administrative expenses	145,096	131,548	401,034	375,437

Operating income	74,311	63,993	166,550	143,777
Interest expense, net	1,352	869	3,171	2,660

Income before income taxes	72,959	63,124	163,379	141,117
Income taxes	21,141	19,606	48,167	43,917

Net income	51,818	43,518	115,212	97,200
Less: net income attributable to noncontrolling interest	18,271	12,081	38,142	26,885

Net income attributable to Watsco, Inc.	$33,547	$31,437	$77,070	$70,315

Earnings per share for Common and Class B common stock:
Basic	$1.02	$0.97	$2.35	$2.17

Diluted	$1.02	$0.97	$2.34	$2.16

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,022	$126,498
Accounts receivable, net	404,748	305,088
Inventories	540,456	391,925
Other current assets	27,489	14,493

Total current assets	993,715	838,004

Property and equipment, net	37,323	31,221
Goodwill	318,406	303,703
Intangible assets, net	76,007	56,627
Other assets	6,299	7,672

	$1,431,750	$1,237,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$30	$72
Borrowings under revolving credit agreements (Note 6)	115,000	—
Accounts payable	171,402	182,185
Accrued expenses and other current liabilities	96,643	83,748

Total current liabilities	383,075	266,005

Long-term obligations:
Borrowings under revolving credit agreements (Note 6)	—	10,000
Other long-term obligations, net of current portion	7	16

Total long-term obligations	7	10,016

Deferred income taxes and other liabilities	37,040	32,310

Commitments and contingencies (Note 9)

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	17,314	17,223
Class B common stock, $0.50 par value	2,353	2,187
Preferred stock, $0.50 par value	—	—
Paid-in capital	489,963	472,883
Accumulated other comprehensive loss, net of tax	(392)	(593)
Retained earnings	409,770	387,186
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	804,583	764,461
Noncontrolling interest	207,045	164,435

Total shareholders’ equity	1,011,628	928,896

	$1,431,750	$1,237,227

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011 and 2010

(In thousands)

	2011	2010
Cash flows from operating activities:
Net income	$115,212	$97,200
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,549	7,670
Share-based compensation	4,658	3,799
Excess tax benefits from share-based compensation	(724)	(2,229)
Provision for doubtful accounts	1,115	1,931
Loss (gain) on sale of property and equipment	409	(421)
Deferred income tax provision	3,333	3,077
Non-cash contribution for 401(k) plans	1,718	489
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(62,539)	(73,031)
Inventories	(96,620)	(43,396)
Accounts payable and other liabilities	(26,805)	100,796
Other, net	(7,010)	810

Net cash (used in) provided by operating activities	(58,704)	96,695

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(44,695)	(3,824)
Capital expenditures	(9,180)	(5,540)
Proceeds from sale of property and equipment	422	2,080

Net cash used in investing activities	(53,453)	(7,284)

Cash flows from financing activities:
Net proceeds under revolving credit agreements	105,000	9,337
Net proceeds from issuances of common stock	3,356	3,754
Excess tax benefits from share-based compensation	724	2,229
Costs related to amendment of revolving credit agreement	(38)	—
Net repayments of other long-term obligations	(51)	(124)
Distributions to noncontrolling interest	(15,824)	(13,644)
Return of capital contribution to noncontrolling interest	(32,000)	—
Dividends on Common and Class B common stock	(54,486)	(49,185)

Net cash provided by (used in) financing activities	6,681	(47,633)

Net (decrease) increase in cash and cash equivalents	(105,476)	41,778
Cash and cash equivalents at beginning of period	126,498	58,093

Cash and cash equivalents at end of period	$21,022	$99,871

Supplemental cash flow information:
Net assets of locations contributed to joint venture	$14,769	—

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 22

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. The accompanying Watsco September 30, 2011 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco and all of its wholly-owned subsidiaries and include the accounts of two joint ventures in which Watsco maintains a 60% controlling interest (see Notes 7 and 8). All significant intercompany balances and transactions have been eliminated.

The results of operations for the quarter and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during the summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly consistent during the year, except for dependence on housing completions and related weather and economic conditions.

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

6 of 22

Supplementary Pro Forma Information for Business Combinations

On January 1, 2011, we adopted accounting guidance issued by the EITF requiring pro forma financial information for business combinations to be presented as if the business combination occurred at the beginning of the prior annual reporting period when calculating both the current reporting period and the prior reporting period. The adoption of this guidance did not have an impact on our condensed consolidated unaudited financial statements. See Note 7.

Recently Issued Accounting Standards

Presentation of Comprehensive Income

In June 2011, the FASB issued guidance on the presentation of comprehensive income that allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. This guidance will be applied retrospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2011. We will adopt this guidance on January 1, 2012 and expect to add new primary consolidated statements of other comprehensive income which will immediately follow our consolidated statements of income to our filings when applicable.

Goodwill Impairment Testing

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for annual and interim impairment tests after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year and adjusts for the dilutive effects of outstanding stock options using the treasury stock method. As of September 30, 2011 and 2010, our outstanding Class B common stock was convertible into 2,853,096 and 2,858,592 shares of our Common stock, respectively.

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$33,547	$31,437	$77,070	$70,315
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	2,295	1,835	5,105	4,182

Earnings allocated to Watsco, Inc. shareholders	$31,252	$29,602	$71,965	$66,133

Weighted-average Common and Class B common shares outstanding for basic earnings per share	30,694,844	30,499,889	30,660,843	30,442,941

7 of 22

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic earnings per share for Common and Class B common stock	$1.02	$0.97	$2.35	$2.17

Allocation of earnings for Basic:
Common stock	$28,347	$26,828	$65,268	$59,923
Class B common stock	2,905	2,774	6,697	6,210

	$31,252	$29,602	$71,965	$66,133

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$33,547	$31,437	$77,070	$70,315
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	2,293	1,833	5,101	4,178

Earnings allocated to Watsco, Inc. shareholders	$31,254	$29,604	$71,969	$66,137

The diluted earnings per share calculation assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the period; therefore, no allocation of earnings to Class B common stock is required.

Weighted-average Common and Class B common shares outstanding for basic earnings per share	30,694,844	30,499,889	30,660,843	30,442,941
Effect of dilutive stock options	63,688	101,332	80,452	115,792

Weighted-average Common and Class B common shares outstanding for diluted earnings per share	30,758,532	30,601,221	30,741,295	30,558,733

Diluted earnings per share for Common and Class B common stock	$1.02	$0.97	$2.34	$2.16

Anti-dilutive stock options not included in above	132,750	199,826	22,322	144,756

3.	DERIVATIVE FINANCIAL INSTRUMENT

Periodically, we enter into interest rate swap agreements to reduce our exposure to interest rate risk from changing interest rates under our revolving credit agreements. Under the terms of the swap agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to the notional principal amount. Any differences paid or received on our interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. Financial instruments are not held or issued for trading purposes. In order to obtain hedge accounting treatment, any derivatives used for hedging purposes must be designated as, and effective as, a hedge of an identified risk exposure at the inception of the contract. Changes in the fair value of the derivative contract must be highly correlated with changes in the fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Accordingly, we record all derivative instruments as either assets or liabilities on the condensed consolidated balance sheets at their respective fair values. We record the change in the fair value of a derivative instrument designated as a cash flow hedge in other comprehensive income to the extent the derivative is effective and recognize the change in the statement of income when the hedged item affects earnings. Our interest rate hedge is designated as a cash flow hedge.

At September 30, 2011 and December 31, 2010, we had one interest rate swap agreement in effect with a notional value of $10,000, maturing in October 2011. The swap agreement exchanges the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. For the quarter and nine months ended September 30, 2011 and 2010, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

The negative fair value of the derivative financial instrument was $42 and $399 at September 30, 2011 and December 31, 2010, respectively, and is included, net of accrued interest, in accrued expenses and other current liabilities in the condensed consolidated balance sheets. See Note 4. At September 30, 2011 and December 31, 2010, $17, net of deferred tax benefits of $10 and $238, net of deferred tax benefits of $146, respectively, was included in accumulated other comprehensive loss (“OCL”) associated with the cash flow hedge.

8 of 22

The net change in OCL for the quarters and nine months ended September 30, 2011 and 2010, reflected the reclassification of $77, net of income tax benefit of $48, $76, net of income tax benefit of $46, $228, net of income tax benefit of $139 and $225, net of income tax benefit of $138, respectively, of unrealized losses from accumulated OCL to current period earnings (recorded in interest expense, net in the condensed consolidated unaudited statements of income). The net unrealized loss recorded in accumulated OCL will be reclassified to earnings on a monthly basis as interest payments occur. We estimate that approximately $20 in unrealized losses on the derivative instrument accumulated in OCL are expected to be reclassified to earnings during the next month using the current 30-day LIBOR-based receive rate (0.21% at September 30, 2011). See Note 5.

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

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and the levels of inputs used to measure fair value:

Description	Fair Value at September 30, 2011	Fair Value Measurements at September 30, 2011 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$124	$124	—	—

Liabilities:
Derivative financial instrument	$42	—	$42	—

Description	Fair Value at December 31, 2010	Fair Value Measurements at December 31, 2010 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$157	$157	—	—

Liabilities:
Derivative financial instrument	$399	—	$399	—

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

Derivative financial instrument – the derivative is a pay-variable, receive fixed interest rate swap based on 30-day LIBOR. Fair value is based on model-derived valuations using the respective LIBOR rate, which is observed at quoted intervals for the full term of the swap and incorporates adjustments to appropriately reflect our nonperformance risk and the counterparty’s nonperformance risk. Therefore, the derivative is classified within Level 2 of the fair value hierarchy. The fair value of the derivative financial instrument is included, net of accrued interest, in accrued expenses and other current liabilities in our condensed consolidated balance sheets. See Note 3.

9 of 22

5.	COMPREHENSIVE INCOME

Comprehensive income consists of net income, changes in the unrealized losses on available-for-sale securities and the effective portion of a cash flow hedge as discussed in Note 3. The components of comprehensive income are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$51,818	$43,518	$115,212	$97,200
Changes in unrealized losses on derivative instrument	77	52	221	120
Changes in unrealized losses on available-for-sale securities	(23)	17	(20)	13

Comprehensive income	51,872	43,587	115,413	97,333
Less: comprehensive income attributable to noncontrolling interest	18,271	12,081	38,142	26,885

Comprehensive income attributable to Watsco, Inc.	$33,601	$31,506	$77,271	$70,448

6.	REVOLVING CREDIT AGREEMENTS

Watsco Revolving Credit Agreement

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $300,000. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. At September 30, 2011 and December 31, 2010, $75,000 and $10,000 were outstanding under this revolving credit agreement, respectively. The credit agreement matures in August 2012 and, accordingly, borrowings outstanding under the credit agreement are classified as current liabilities in our condensed consolidated unaudited balance sheet at September 30, 2011. We have obtained indicative term sheets at competitive rates and terms and intend to refinance this bank-syndicated, unsecured revolving credit agreement prior to its maturity however, there is no assurance that we will be able to refinance with the same terms and conditions.

The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We believe we were in compliance with all covenants and financial ratios at September 30, 2011.

Carrier Enterprise Revolving Credit Agreement

Carrier Enterprise, LLC (“Carrier Enterprise”), in which we have a 60% controlling interest and Carrier Corporation (“Carrier”) has a 40% noncontrolling interest, maintains a separate bank-syndicated, secured revolving credit agreement that provides for borrowings of up to $125,000. Effective July 1, 2011, Carrier Enterprise’s standard payment terms with Carrier for inventory purchases accelerated. As a result of this change, on July 26, 2011 we amended the revolving credit agreement to increase available borrowings to $125,000 from $75,000. All other terms and conditions of the credit facility remained the same. Borrowings under the credit facility are used by Carrier Enterprise for general corporate purposes, including working capital and permitted acquisitions. The credit facility is secured by substantially all tangible and intangible assets of Carrier Enterprise. At September 30, 2011, $40,000 was outstanding under this revolving credit agreement. No borrowings were outstanding under this credit facility at December 31, 2010. The credit agreement matures in July 2012 and, accordingly, borrowings outstanding are classified as current liabilities in our condensed consolidated unaudited balance sheet at September 30, 2011. We have obtained indicative term sheets at competitive rates and terms and intend to refinance, on an unsecured basis, Carrier Enterprise’s bank-syndicated revolving credit agreement prior to its maturity however, there is no assurance that we will be able to refinance with the same terms and conditions.

The revolving credit agreement contains customary affirmative and negative covenants and representations and warranties, including compliance with a monthly borrowing base certificate with advance rates on accounts receivable and inventory, two financial covenants with respect to Carrier Enterprise’s leverage and interest coverage ratios and limitations on the level of capital expenditures and cash distributions in addition to other restrictions. We believe Carrier Enterprise was in compliance with all covenants and financial ratios at September 30, 2011.

7.	ACQUISITIONS

On April 29, 2011, we completed the formation of a second joint venture with Carrier to distribute Carrier, Bryant and Payne branded residential, light-commercial and applied-commercial HVAC products and related parts and supplies in the northeast United States. Carrier contributed 28 of its company-operated northeastern locations to the newly formed joint venture, Carrier Enterprise Northeast, LLC (“Carrier Enterprise Northeast”), and we contributed 14 of our northeast locations. We purchased a 60% controlling interest in the joint venture for a fair value of $49,229. Total consideration paid by us for our 60% controlling interest in Carrier Enterprise Northeast was composed of cash consideration of $35,700 and our contribution of 14 northeastern locations valued at $14,769. The final purchase price was subject to $1,240 of net working capital adjustments pursuant to the related purchase and contribution agreement.

10 of 22

The purchase price resulted in the recognition of $32,957 in goodwill and intangibles. The fair value of the identified intangible assets was $20,600 and consisted of $13,400 in trade names and distribution rights and $7,200 in customer relationships to be amortized over a 12 year period. The tax basis of the acquired goodwill recognized will be deductible for income tax purposes over 15 years.

The purchase price allocation is based upon a purchase price of $49,229, which represents the fair value of our 60% controlling interest in Carrier Enterprise Northeast. The table below presents the allocation of the total consideration to tangible and intangible assets acquired, liabilities assumed and the noncontrolling interest from the acquisition of our 60% controlling interest in Carrier Enterprise Northeast based on the respective fair values as of April 29, 2011:

Cash	$5
Accounts receivable	24,300
Inventories	39,003
Other current assets	773
Property and equipment	4,402
Goodwill	12,357
Intangibles	20,600
Other assets	202
Accounts payable	(17,474)
Accrued expenses	(5,420)
Noncontrolling interest	(29,519)

Total purchase price	$49,229

The fair value of the noncontrolling interest was determined by applying a pro-rata value of the total invested capital adjusted for a discount for lack of control that market participants would consider when estimating the fair value of the noncontrolling interest. As a result of our contribution of 14 locations to the joint venture, $7,708 representing 40% of the carrying value of the contributed locations was attributed to the noncontrolling interest and $7,061 representing 40% of the difference between the fair value and carrying value of the contributed locations, was recognized as an increase to paid-in capital.

The unaudited pro forma financial information combining our results of operations with the operations of Carrier Enterprise Northeast as if the joint venture had been consummated on January 1, 2010 is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$914,039	$874,899	$2,384,314	$2,344,465

Net income	51,818	46,182	114,702	101,972
Less: net income attributable to noncontrolling interest	18,271	13,958	38,180	30,326

Net income attributable to Watsco, Inc.	$33,547	$32,224	$76,522	$71,646

Diluted earnings per share for Common and Class B common stock	$1.02	$0.99	$2.32	$2.21

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

On July 29, 2011, we acquired a 60% controlling interest in Carrier’s HVAC/R distribution operations in Mexico (“Carrier Enterprise Mexico”) for cash consideration of $9,000. Carrier’s company-operated Mexico distribution network had revenues of approximately $75,000 in 2010 and operates from seven locations with 90 employees servicing its customer base. Products sold include Carrier’s complete product line of HVAC equipment and commercial refrigeration products and supplies servicing both the residential and applied commercial markets.

11 of 22

In April 2010, one of our wholly-owned subsidiaries acquired certain assets and assumed certain liabilities of a wholesale distributor of air conditioning and heating products operating from two locations in Tennessee for cash consideration of $2,406.

The results of operations of these acquired locations have been included in the condensed consolidated unaudited financial statements from the date of acquisition. The pro forma effect of the July 2011 and April 2010 acquisitions were not deemed significant to the condensed consolidated unaudited financial statements.

8.	SHAREHOLDERS’ EQUITY

Dividends Declared

Cash dividends of $0.57 per share, $0.52 per share, $1.66 per share and $1.52 per share of Common and Class B common stock were paid during the quarters and nine months ended September 30, 2011 and 2010, respectively. On October 3, 2011, the Board of Directors declared a regular quarterly cash dividend of $0.57 per share of Common and Class B common stock that was paid on October 31, 2011 to shareholders of record as of October 14, 2011. On October 19, 2011, the Board of Directors approved an increase in the quarterly cash dividend to $0.62 per share from $0.57 per share. The increase will be reflected in our next regular dividend payment in January 2012.

Non-Vested (Restricted) Stock

During the quarter ended September 30, 2011, we granted 15,000 shares of non-vested (restricted) stock. No shares of non-vested (restricted) stock were granted during the quarter ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, we granted 429,602 and 135,000 shares of non-vested (restricted) stock, respectively. During the quarter ended September 30, 2010, 14,567 shares of Common stock with an aggregate fair market value of $862 were delivered as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. During the nine months ended September 30, 2011 and 2010, 2,527 shares of Common stock with an aggregate fair market value of $180 and 19,678 shares of Common stock with an aggregate fair market value of $1,155, respectively, were delivered as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. These shares were retired upon delivery.

Stock Options

During the quarters ended September 30, 2011 and 2010, 3,450 and 7,250, respectively, of stock options were exercised for Common stock. During the nine months ended September 30, 2011 and 2010, 75,750 and 182,100, respectively, of stock options were exercised for Common and Class B common stock. Cash received from Common and Class B common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2011 and 2010, was $80, $355, $2,715 and $3,163, respectively. During the nine months ended September 30, 2010, 48,938 shares of Class B common stock with an aggregate fair market value of $2,814 were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended September 30, 2011 and 2010, 2,739 and 3,192 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $168 and $175, respectively. During the nine months ended September 30, 2011 and 2010, 10,131 and 11,310 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $641 and $591, respectively.

401(k) Plans

During the nine months ended September 30, 2011 and 2010, 27,240 and 9,975 shares of Common stock were issued to our profit sharing retirement plans, respectively, representing the discretionary matching contribution of $1,718 and $489, respectively.

Noncontrolling Interest

We have a 60% controlling interest in both Carrier Enterprise and Carrier Enterprise Northeast, and Carrier has a 40% noncontrolling interest. The following table reconciles shareholders’ equity attributable to the noncontrolling interest:

Noncontrolling interest at December 31, 2010	$164,435
Return of capital contribution to noncontrolling interest	(32,000)
Distributions to noncontrolling interest	(6,159)
Net income attributable to noncontrolling interest	38,142
Share of carrying value of our locations contributed to Carrier Enterprise Northeast	7,708
Fair value of noncontrolling interest in Carrier Enterprise Northeast and Carrier Enterprise Mexico	34,919

Noncontrolling interest at September 30, 2011	$207,045

12 of 22

9.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amounts of $5,899 and $7,295 at September 30, 2011 and December 31, 2010, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

10.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 51%, 48%, 47% and 52% of all purchases made during the quarters and nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and December 31, 2010, approximately $53,000 and $93,000, respectively, was payable to Carrier and its affiliates, net of receivables. Carrier Enterprise and Carrier Enterprise Northeast also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2011 and 2010 include $5,685, $6,025, $17,482 and $16,332, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

Carrier Enterprise Northeast and Carrier Enterprise Mexico have entered into Transactional Services Agreements (“TSAs”) with Carrier, pursuant to which Carrier performs certain business processes on their behalf, including processes involving the use of certain information technologies. The services provided by Carrier pursuant to the TSAs terminate on various dates through July 31, 2012 but may be extended as agreed upon by the parties. The fees related to the TSAs were $148 and $296 for the quarter and nine months ended September 30, 2011, respectively, and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income.

The services previously provided by Carrier pursuant to TSAs with Carrier Enterprise terminated on various dates throughout 2010. The fees related to these TSAs were $2,227 for the nine months ended September 30, 2010 and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income. The final purchase price for Carrier Enterprise was subject to an adjustment pursuant to the related purchase and contribution agreement, of which $1,418 was paid to Carrier during the quarter ended September 30, 2010.

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

Actual results could differ materially from these forward-looking statements as a result of several factors, including:

•	general economic conditions;

•	competitive factors within the HVAC/R industry;

•	effects of supplier concentration;

•	fluctuations in certain commodity costs;

•	consumer spending;

•	consumer debt levels;

•	new housing starts and completions;

•	capital spending in the commercial construction market;

•	access to liquidity needed for operations;

•	seasonal nature of product sales;

•	weather conditions;

•	insurance coverage risks;

•	federal, state and local regulations impacting our industry and products;

•	prevailing interest rates;

•	refinancing of revolving credit agreements with satisfactory terms;

•	foreign currency exchange rate fluctuations; and

•	the continued viability of our business strategy.

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

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or “we,” “us” or “our”) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. On April 29, 2011, we completed the formation of a second joint venture with Carrier Corporation (“Carrier”) to distribute Carrier, Bryant and Payne branded residential, light-commercial and applied-commercial HVAC products and related parts and supplies in the northeast United States. Carrier contributed 28 of its northeastern locations to the newly-formed joint venture, Carrier Enterprise Northeast, LLC (“Carrier Enterprise Northeast”), and we contributed 14 of our northeast locations as partial consideration for our 60% controlling interest in the joint venture. On July 29, 2011, we acquired a 60% controlling interest in Carrier’s HVAC/R distribution operations in Mexico (“Carrier Enterprise Mexico”), which added seven locations to our distribution network. At September 30, 2011, we operated from 539 locations in 38 states, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean.

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

14 of 22

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

Our critical accounting policies are included in our 2010 Annual Report on Form 10-K as filed on March 1, 2011. We believe that there have been no significant changes during the quarter and nine months ended September 30, 2011 to the critical accounting policies disclosed in our 2010 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 to the condensed consolidated unaudited financial statements for a discussion of recent accounting pronouncements.

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues for the quarters and nine months ended September 30, 2011 and 2010:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.0	75.9	75.7	76.3

Gross profit	24.0	24.1	24.3	23.7
Selling, general and administrative expenses	15.9	16.2	17.2	17.1

Operating income	8.1	7.9	7.1	6.6
Interest expense, net	0.1	0.1	0.1	0.1

Income before income taxes	8.0	7.8	7.0	6.5
Income taxes	2.3	2.4	2.1	2.1

Net income	5.7	5.4	4.9	4.4
Less: net income attributable to noncontrolling interest	2.0	1.5	1.6	1.2

Net income attributable to Watsco, Inc.	3.7%	3.9%	3.3%	3.2%

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

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At September 30, 2011 and 2010, 64 and 19 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended September 30, 2011:

Number of Locations
September 30, 2010	507
Opened	2
Closed	(4)

December 31, 2010	505
Acquired	35
Opened	11
Closed	(12)

September 30, 2011	539

15 of 22

Third Quarter 2011 Compared to Third Quarter 2010

Revenues

Revenues for the quarter ended September 30, 2011 increased $101.3 million, or 12%, compared to the same period in 2010, including $75.0 million attributable to the new Carrier Enterprise Northeast and Carrier Enterprise Mexico locations and $1.1 million from other locations acquired and opened during the immediately preceding 12 months, offset by $9.7 million from closed locations. On a same-store basis, revenues increased $34.9 million, or 4%, as compared to the same period in 2010, reflecting a 5% increase in sales of HVAC equipment, a 1% increase in sales of other HVAC products and a 4% increase in sales of refrigeration products. The increase in same-store revenues is primarily due to strong demand for the replacement of residential and commercial HVAC products.

Gross Profit

Gross profit for the quarter ended September 30, 2011 increased $23.9 million, or 12%, compared to the same period in 2010, primarily as a result of increased revenues. Gross profit margin for the quarter ended September 30, 2011 declined 10 basis-points to 24.0% versus 24.1% for the same period in 2010. On a same-store basis gross profit margin declined 10 basis-points to 24.0% versus 24.1% for the same period in 2010, primarily due to a shift in sales mix toward HVAC equipment, which generates a lower gross profit margin versus non-equipment products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2011 increased $13.5 million, or 10%, compared to the same period in 2010. Selling, general and administrative expenses as a percent of revenues for the quarter ended September 30, 2011 decreased to 15.9% from 16.2% for the same period in 2010. Selling, general and administrative expenses included $0.3 million of acquisition-related costs primarily associated with the acquisition and transition of Carrier Enterprise Northeast. On a same-store basis, selling, general, and administrative expenses increased 1% as compared to the same period in 2010 and as a percentage of sales decreased to 15.7%.

Interest Expense, Net

Net interest expense for the quarter ended September 30, 2011 increased $0.5 million, or 56%, compared to the same period in 2010, primarily as a result of an increase in average outstanding borrowings partially offset by a lower effective interest rate.

Income Taxes

Income taxes of $21.1 million for the quarter ended September 30, 2011 are a composite of the income taxes attributable to Watsco’s wholly-owned operations and 60% of income taxes attributable to Carrier Enterprise, LLC (“Carrier Enterprise”), and Carrier Enterprise Northeast, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to Watsco was 38.0% for the quarters ended September 30, 2011 and 2010.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended September 30, 2011 increased $2.1 million, or 7%, compared to the same period in 2010. The increase was primarily driven by higher revenues and lower levels of selling, general and administrative expenses as a percent of revenues as discussed above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

Revenues for the nine months ended September 30, 2011 increased $144.6 million, or 7%, compared to the same period in 2010, including $119.9 million attributable to the new Carrier Enterprise Northeast and Carrier Enterprise Mexico locations and $5.7 million from other locations acquired and opened during the immediately preceding 12 months, offset by $23.0 million from closed locations. On a same-store basis, revenues increased $42.0 million, or 2%, as compared to the same period in 2010, reflecting flat sales of HVAC equipment, a 1% increase in sales of other HVAC products and a 9% increase in sales of refrigeration products. The increase in same-store revenues is primarily due to higher demand in the commercial replacement market partially offset by lower demand in the residential replacement market.

16 of 22

Gross Profit

Gross profit for the nine months ended September 30, 2011 increased $48.4 million, or 9%, compared to the same period in 2010, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2011 improved 60 basis-points to 24.3% versus 23.7% for the same period in 2010. The improvement in gross profit margin was primarily due to increased selling prices and improved discounts and rebates from vendors, reflecting increased purchasing activity during the nine months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2011 increased $25.6 million, or 7%, compared to the same period in 2010. Selling, general and administrative expenses as a percent of revenues for the nine months ended September 30, 2011 increased to 17.2% from 17.1% for the same period in 2010. Selling, general and administrative expenses included $1.1 million of acquisition-related costs primarily associated with the acquisition and transition of Carrier Enterprise Northeast. On a same-store basis, selling, general and administrative expenses increased 2% as compared to the same period in 2010 and as a percentage of sales were 17.2%.

Interest Expense, Net

Net interest expense for the nine months ended September 30, 2011 increased $0.5 million, or 19%, compared to the same period in 2010, primarily as a result of an increase in average outstanding borrowings partially offset by a lower effective interest rate.

Income Taxes

Income taxes of $48.2 million for the nine months ended September 30, 2011 are a composite of the income taxes attributable to Watsco’s wholly-owned operations and 60% of income taxes attributable to Carrier Enterprise and Carrier Enterprise Northeast, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to Watsco was 38.0% for the nine months ended September 30, 2011 and 2010.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the nine months ended September 30, 2011 increased $6.8 million, or 10%, compared to the same period in 2010. The increase was primarily driven by higher revenues and expanded profit margins partially offset by higher levels of selling, general and administrative expenses as a percent of revenues as discussed above.

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

Sources and Uses

We rely on cash flows from operations and additional borrowing capacity (subject to certain restrictions) under our revolving credit agreements to fund seasonal working capital needs, including our anticipated dividend payments, capital expenditures and funds necessary for business acquisitions, and to support the development of our long-term operating strategies.

We believe that our operating cash flows, cash on hand and funds available for borrowing under our current lines of credit will be sufficient to satisfy our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements. While we have the intent and current ability to refinance our revolving credit agreements on a long-term basis prior to their respective maturities in 2012, there is no assurance that we will be able to refinance with the same terms and conditions.

Any future disruption in the capital and credit markets, such as those experienced in 2008, could adversely affect our ability to draw on or refinance our lines of credit. Our access to funds under the lines of credit is dependent on the ability of the banks to meet their

17 of 22

funding commitments. Disruptions in capital and credit markets also may affect the determination of interest rates for borrowers, particularly rates based on LIBOR, as are our lines of credit. Any future disruptions in these markets and their effect on interest rates could result in increased borrowing costs under our existing, and any future, lines of credit.

Working Capital

Working capital increased to $610.6 million at September 30, 2011 from $572.0 million at December 31, 2010, reflecting the 35 new locations added by Carrier Enterprise Northeast and Carrier Enterprise Mexico in 2011, which in aggregate added $58.7 million of working capital. Excluding these new locations, working capital was $551.9 million.

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2011 and 2010:

	2011	2010	Change
Cash flows (used in) provided by operating activities	$(58.7)	$96.7	$(155.4)
Cash flows used in investing activities	$(53.5)	$(7.3)	$(46.2)
Cash flows provided by (used in) financing activities	$6.7	$(47.6)	$54.3

A detail of the individual items contributing to the cash flow changes for the periods presented is included in the condensed consolidated unaudited statements of cash flows.

Operating Activities

The increase in net cash used in operating activities is primarily attributable to changes in operating assets and liabilities, which were primarily composed of lower levels of accounts payable and other liabilities due to $70.0 million in incremental vendor payments from one-time changes in payment terms effective July 1, 2011 and higher levels of inventory due to our seasonal buildup, including the purchase of previously consigned inventory from one of our key suppliers in 2011 for $17.0 million, partially offset by higher accounts receivable driven by increased sales volume and higher net income in 2011.

Investing Activities

The increase in net cash used in investing activities is due to the purchase of our 60% controlling interest in Carrier Enterprise Northeast and Carrier Enterprise Mexico for aggregate cash consideration of $44.7 million and an increase in capital expenditures partially offset by higher proceeds from the sale of property and equipment in 2010.

Financing Activities

The increase in net cash provided by financing activities is primarily attributable to higher net borrowings under our revolving credit agreements in 2011, partially offset by an increase in dividends paid, a $32.0 million return of capital to the noncontrolling interest in Carrier Enterprise and an increase in distributions to the noncontrolling interest.

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

Revolving Credit Agreements

We maintain a bank-syndicated, unsecured revolving credit agreement that provides for borrowings of up to $300.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. At September 30, 2011 and December 31, 2010, $75.0 million and $10.0 million were outstanding under this revolving credit agreement, respectively. The credit agreement matures in August 2012 and accordingly, borrowings outstanding are classified as current liabilities in our condensed consolidated unaudited balance sheet at September 30, 2011. We have obtained indicative term sheets at competitive rates and terms and intend to refinance this bank-syndicated, unsecured revolving credit agreement prior to its maturity however, there is no assurance that we will be able to refinance with the same terms and conditions.

The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and limits capital expenditures, dividends and share repurchases in addition to other restrictions. We believe we were in compliance with all covenants and financial ratios at September 30, 2011.

Carrier Enterprise maintains a separate bank-syndicated, secured revolving credit agreement that provides for borrowings of up to $125.0 million. Effective July 1, 2011, Carrier Enterprise’s standard payment terms with Carrier for inventory purchases changed. As a result of this change, on July 26, 2011 we amended the revolving credit agreement to increase available borrowings to $125.0 million from $75.0 million. All other terms and conditions of the credit facility remained the same. Borrowings under the credit

18 of 22

facility are used by Carrier Enterprise for general corporate purposes, including working capital and permitted acquisitions. The credit facility is secured by substantially all tangible and intangible assets of Carrier Enterprise. At September 30, 2011, $40.0 million was outstanding under this revolving credit agreement. No borrowings were outstanding under this credit facility at December 31, 2010. The credit agreement matures in July 2012 and accordingly, borrowings outstanding are classified as current liabilities in our condensed consolidated unaudited balance sheet at September 30, 2011. We have obtained indicative term sheets at competitive rates and terms and intend to refinance, on an unsecured basis, Carrier Enterprise’s bank-syndicated revolving credit agreement prior to its maturity however, there is no assurance that we will be able to refinance with the same terms and conditions.

The revolving credit agreement contains customary affirmative and negative covenants and representations and warranties, including compliance with a monthly borrowing base certificate with advance rates on accounts receivable and inventory, two financial covenants with respect to Carrier Enterprise’s leverage and interest coverage ratios and limits the level of capital expenditures and cash distributions in addition to other restrictions. We believe Carrier Enterprise was in compliance with all covenants and financial ratios at September 30, 2011.

Acquisitions

Potential acquisitions and/or joint ventures are continually evaluated and discussions are conducted with a number of acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe our financial position and earnings history provide a sufficient basis for obtaining additional financing resources at competitive rates and terms or gives us the ability to raise funds through the issuance of equity securities.

Common Stock Dividends

Cash dividends of $1.66 per share and $1.52 per share of Common and Class B common stock were paid for the nine months ended September 30, 2011 and 2010, respectively. On October 3, 2011, our Board of Directors declared a regular quarterly cash dividend of $0.57 per share of Common and Class B common stock that was paid on October 31, 2011 to shareholders of record as of October 14, 2011. On October 19, 2011, the Board of Directors approved an increase in the quarterly cash dividend to $0.62 per share from $0.57 per share. The increase will be reflected in the next regular dividend payment in January 2012. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as profitability, financial condition, cash requirements, restrictions under our revolving credit agreements, future prospects and other factors deemed relevant by our Board of Directors.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with

19 of 22

the rules and regulations of the Securities and Exchange Commission, we have not yet assessed the internal control over financial reporting of the 28 locations added by Carrier Enterprise Northeast on April 29, 2011 and the seven locations added by Carrier Enterprise Mexico on July 29, 2011, which collectively represented approximately 10% of our total consolidated assets at September 30, 2011 and approximately 5% of revenues for the nine months ended September 30, 2011. From the respective acquisition dates to September 30, 2011, the processes and systems of Carrier Enterprise Northeast and Carrier Enterprise Mexico did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

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

Information about risk factors for the quarter ended September 30, 2011 does not differ materially from that set forth in Part I, Item 1A, of our 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

20 of 22

ITEM 6.	EXHIBITS

10.1	Third Amendment to Credit Agreement, dated as of July 26, 2011, by and among Carrier Enterprise, LLC, as Borrower, the Lenders party thereto, Wells Fargo Bank, N.A., as Administrative Agent, and Carrier (Puerto Rico), Inc., as Guarantor, filed as Exhibit 10.1 to the Current Report on Form 8-K on July 29, 2011 and incorporated herein by reference.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

21 of 22

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

November 8, 2011

22 of 22

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.1	Third Amendment to Credit Agreement, dated as of July 26, 2011, by and among Carrier Enterprise, LLC, as Borrower, the Lenders party thereto, Wells Fargo Bank, N.A., as Administrative Agent, and Carrier (Puerto Rico), Inc., as Guarantor, filed as Exhibit 10.1 to the Current Report on Form 8-K on July 29, 2011 and incorporated herein by reference.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.