Form 10-K
period 2011-12-31
WATSCO INC
filed 2012-02-29
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

(305) 714-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.50 par value	New York Stock Exchange and the Professional Segment of NYSE Euronext in Paris
Class B common stock, $0.50 par value	NYSE Amex

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting stock (common stock) held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,712 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number all executive officers and directors of the registrant as of June 30, 2011 were considered to be affiliates of the registrant. This number is provided only for the purposes of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares of common stock outstanding as of February 24, 2012 was (i) 28,359,924 shares of Common stock, excluding treasury shares of 6,322,650, and (ii) 4,660,931 shares of Class B common stock, excluding treasury shares of 48,263.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the Registrant’s 2011 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement for the 2012 annual meeting of shareholders (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Index to 2011 Annual Report

on Form 10-K

Year Ended December 31, 2011

PART I

ITEM 1.	BUSINESS

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or we, us or our) was incorporated in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. At December 31, 2011 we operated from 542 locations in 38 states, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean, through which we serve more than 50,000 contractors and dealers that service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64.1 million in 1989 to $2.98 billion in 2011 via a strategy of acquiring companies with established market positions and subsequently building revenues and profit through a combination of adding locations, products, services and other initiatives.

Our principal executive office is located at 2665 South Bayshore Drive, Suite 901, Miami, Florida 33133, and our telephone number is (305) 714-4100. Our website address on the Internet is www.watsco.com and e-mails may be sent to info@watsco.com. The reference to our website address does not constitute incorporation by reference of the information contained on, or linked to, the website and none of such information is part of this report.

Residential Central Air Conditioning, Heating and Refrigeration Industry

The HVAC/R distribution industry is highly fragmented with more than 2,300 distribution companies. The industry is well-established, having had its primary period of growth during the post-World War II era with the advent of affordable central air conditioning and heating systems for both residential and commercial applications.

Based on data published in 2011 by the Air Conditioning, Heating and Refrigeration Institute and other available data, we estimate the market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the U.S. is approximately $30.0 billion. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the U.S. each year. These companies are: Carrier Corporation (“Carrier”), a subsidiary of United Technologies Corporation, Goodman Manufacturing Company, L.P. (“Goodman”), a subsidiary of Goodman Global, Inc., Rheem Manufacturing Company (“Rheem”), Trane Inc., a subsidiary of Ingersoll-Rand Company Limited, York International Corporation, a subsidiary of Johnson Controls, Inc., Lennox International, Inc. and Nordyne Corporation (“Nordyne”), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for consumers, businesses and other end-users.

Central air conditioning and heating equipment is sold to the residential replacement market, the commercial market and residential new construction market. The replacement market has increased in importance over the past several years as a result of the aging of the installed base of residential central air conditioners and furnaces, the introduction of new higher energy efficient models, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products and consumers’ overall unwillingness to live without air conditioning or heating products. The mechanical life of central air conditioning and furnaces varies by geographical region due to usage and is estimated to range from 8 to 20 years. According to data published by the Energy Information Administration, there are approximately 89 million central air conditioning and heating systems installed in the U.S. that have been in service for more than 10 years. Many installed units are reaching the end of their useful lives, thus providing a growing and stable replacement market.

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

Business Strategy

We have a “buy and build” strategy that has produced substantial long-term growth in revenues and profits. The “buy” component of the strategy focuses on acquiring market leaders to either expand into new geographic areas or gain additional market share in existing markets. We employ a disciplined and conservative approach that seeks opportunities that fit well-defined financial and strategic criteria. The “build” component of the strategy focuses on implementing a growth culture at acquired companies, by adding products and locations to better serve customers, exchanging ideas and business concepts amongst the executive management teams and investing in new technologies. Newly acquired businesses have access to our capital resources and established vendor relationships to provide their customers with an expanded array of product lines on favorable terms and conditions with an intensified commitment to service.

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

Acquisition Strategy

We focus on acquiring businesses that either complement our current presence in existing markets or establish a presence in new geographic markets. Since 1989, we have acquired 58 HVAC/R distribution businesses, five of which currently operate as primary operating subsidiaries. The other smaller acquired distributors have been integrated into or are under the management of our primary operating subsidiaries. Through a combination of sales and market share growth, opening of new locations, tuck-in acquisitions, expansion of product lines, improved pricing and programs that have resulted in higher gross profit, performance incentives and a culture of equity value for key leadership, we have produced substantial sales and earnings growth post-acquisition. We continue to pursue additional strategic acquisitions and/or joint ventures to allow further penetration in existing markets and expansion into new geographic markets.

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

Operating Philosophy

Our acquired subsidiaries operate in a manner that builds upon the long-term relationships they have established between their suppliers and their customers. Typically, we seek to maintain the identity and culture of acquired businesses by retaining their historical trade names, management teams and sales organizations and by continuing their product brand-name offerings. We believe this strategy allows us to build on the value of the acquired operations by creating additional sales opportunities while providing an attractive exit strategy for the owners of companies that are acquired.

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

DESCRIPTION OF BUSINESS

Products

We sell an expansive line of products and maintain a diverse mix of inventory to meet our customers’ immediate needs and seek to provide products a contractor would generally require when installing or repairing a central air conditioner, furnace or refrigeration system on short notice. The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 British Thermal Units (“BTUs”) and is generally adequate to air condition approximately 500 square feet of residential space. The products we distribute consist of: (i) equipment, including residential central air conditioners ranging from 1-1/2 to 5 tons, gas, electric and oil furnaces ranging from 50,000 to 150,000 BTUs, commercial air conditioning and heating equipment and systems ranging from 1-1/2 to 25 tons and other specialized equipment, (ii) parts, including replacement compressors, evaporator coils, motors and other component parts and (iii) supplies, including thermostats, insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives and other ancillary supplies.

Sales of HVAC equipment accounted for 61% and 60% of our revenues for the years ended December 31, 2011 and 2010, respectively. Sales of other HVAC products (currently sourced from more than 800 vendors) comprised 32% and 33% of our revenues for the years ended December 31, 2011 and 2010, respectively. Sales of commercial refrigeration products accounted for 7% of our revenues for both the years ended December 31, 2011 and 2010.

Distribution and Sales

At December 31, 2011, we operated from 542 locations, a vast majority of which are located in regions that we believe have favorable demographic trends. We maintain large inventories at each warehouse location and either deliver products to customers using one of our 666 trucks or a third party logistics provider, or we make products available for pick-up at the location nearest to the customer. We have approximately 725 commissioned salespeople, averaging more than 10 years of experience in the HVAC/R distribution industry.

The industry’s largest markets for HVAC/R products are in the U.S. Sun Belt. Accordingly, the majority of our distribution locations are in the Sun Belt, with the highest concentrations in Florida and Texas. The Sun Belt markets have been a strategic focus of ours given the size of the markets, the reliance by homeowners and businesses on HVAC/R products to maintain a comfortable indoor environment, the population growth in the Sun Belt over the last 40 years, which has led to a substantial installed base requiring replacement, a shorter useful life for equipment given the hours of operation in the Sun Belt and the focus by utilities on consumer incentives designed to promote replacement of HVAC/R equipment in an effort to improve energy efficiency.

Markets

The table below identifies the number of our stores by location as of December 31, 2011:

Florida	100
Texas	92
California	38
North Carolina	38
Georgia	37
South Carolina	30
Tennessee	27
Virginia	21
Louisiana	18
Mississippi	13
New York	12
Alabama	10
Massachusetts	10
Maryland	8
Missouri	8
Arizona	7
Mexico	7
Puerto Rico	7
Arkansas	6
Connecticut	6
Kansas	6
Oklahoma	5
Utah	5
New Jersey	4
Maine	3
Colorado	2
Iowa	2
Kentucky	2
Nebraska	2
Nevada	2
New Hampshire	2
Pennsylvania	2
Rhode Island	2
South Dakota	2
Illinois	1
Indiana	1
New Mexico	1
North Dakota	1
Vermont	1
West Virginia	1

Total	542

Joint Ventures with Carrier Corporation

In 2009, we formed a joint venture with Carrier, which we refer to as “Carrier Enterprise I”, in which Carrier contributed 95 of its company-owned locations in 13 U.S. Sun Belt states and Puerto Rico and its export division in Miami, Florida and we contributed 15 locations that distributed Carrier products. We have a 60% controlling interest in Carrier Enterprise I, Carrier has a 40% noncontrolling interest and we have options to purchase from Carrier up to an additional 20% interest in Carrier Enterprise I (10% in July 2012 and 10% in July 2014).

In 2011, we formed a second joint venture with Carrier and completed two additional transactions. In April 2011, Carrier contributed 28 of its company-owned locations in eight Northeast U.S states and we contributed 14 locations in the Northeast U.S. In August 2011, we purchased Carrier’s distribution operations in Mexico, which included seven locations (we refer to the foregoing Northeast locations and the Mexico operations together as “Carrier Enterprise II”). We have a 60% controlling interest in Carrier Enterprise II and Carrier has a 40% noncontrolling interest. Neither we nor Carrier have any options to purchase additional ownership interests in Carrier Enterprise II.

Combined, the joint ventures with Carrier represented 55% of our revenues in 2011. Refer to Note 8 to our consolidated financial statements for a discussion of acquisitions.

The business and affairs of the joint ventures are controlled, directed and managed exclusively by Carrier Enterprise I’s and Carrier Enterprise II’s board of directors (the “Boards”) pursuant to the related operating agreement. The Boards have full, complete and exclusive authority, power and discretion to manage and control the business, property and affairs of the joint ventures and to make all decisions regarding those matters and to perform any and all other acts or activities customary or incident to the management of the joint ventures, including approving distributions. The Boards are composed of five directors, of whom three directors represent our 60% controlling interest and two directors represent Carrier’s 40% noncontrolling interest. Matters presented to the Boards for vote are considered approved or consented to upon the receipt of the affirmative vote of at least a majority of all directors entitled to vote with the exception of certain governance matters, which require joint approval.

Customers and Customer Service

Air conditioning and heating contractors and dealers that install HVAC/R products in homes and businesses must be licensed given the highly-regulated nature of the products, refrigerant, natural gas and building and zoning requirements. We currently serve more than 50,000 contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems. No single customer in 2011, 2010 or 2009 represented more than 1% of our consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through e-commerce, which allows customers to access information online 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. We believe we compete successfully with other distributors primarily on the basis of an experienced sales organization, strong service support, maintenance of well-stocked inventories, and density of warehouse locations, high quality reputation, broad product lines and the ability to foresee customer demand for new products.

Key Suppliers

We have significant relationships with Carrier, Rheem, Goodman, Nordyne, Emerson, Manitowoc and DuPont, each of which is a leading manufacturer of HVAC/R products in the U.S. Each manufacturer has a well-established reputation of producing high-quality, competitively-priced products. The manufacturers’ current product offerings, quality, serviceability and brand-name recognition allow us to operate favorably relative to our competitors. To maintain brand-name recognition, the manufacturers of air conditioning and heating equipment provide national advertising and participate with us in cooperative advertising programs and promotional incentives that are targeted to both dealers and end-users. We estimate that the replacement market for air conditioning products currently accounts for approximately 85% of industry sales in the U.S., and we expect this percentage to increase as units installed in the past 20 years wear out and get replaced or updated to more energy-efficient models.

Approximately 71%, 72% and 66% of purchases in 2011, 2010 and 2009, respectively, were made from the four key HVAC/R equipment suppliers; with the largest supplier, Carrier and its affiliates, accounting for 54%, 52% and 41% of all purchases made in 2011, 2010 and 2009, respectively. A significant interruption by Carrier, or the other suppliers, in the delivery of products could impair our ability to maintain current inventory levels and could adversely affect our financial results. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. See “Business Risk Factors” in Item 1A.

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

Competition

We operate in highly competitive environments. See “Business Risk Factors” in Item 1A.

Employees

We had approximately 4,300 employees as of December 31, 2011, substantially all of whom are non-union employees. Most of these employees are employed on a full-time basis, and our relations with employees are good.

Order Backlog

Order backlog is not a material aspect of our business and no material portion of our business is subject to government contracts.

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

Financial Information About Geographic Areas

Our operations are primarily within the U.S. and Puerto Rico. Products are sold on an export-only basis to portions of Latin America and the Caribbean Basin and export sales were approximately 4% of total revenues in 2011, 2010 and 2009. In July 2011, we acquired seven locations in Mexico that represented approximately 1% of consolidated revenues for 2011.

ADDITIONAL INFORMATION

Filings with the Securities and Exchange Commission

As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission (“SEC”). These reports are required by the Securities Exchange Act of 1934, as amended, and include, but are not limited to:

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

We make available free of charge access to our SEC filings as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC through our website at www.watsco.com. Other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, are also available including the proxy statements and reports filed by officers and directors under Section 16(a) of that Act. These reports may be found on our website by selecting the option entitled “SEC Filings” under the “Investor Relations” section of the website. The reference to our website address does not constitute incorporation by reference of the information contained on our website and none of such information is part of this report.

ITEM 1A.	RISK FACTORS

Business Risk Factors

Supplier Concentration

Our purchases from Carrier and its affiliates comprised 54% of all purchases made during 2011. Significant relationships currently exist with four of the seven major HVAC equipment manufacturers; and purchases from these equipment suppliers, including Carrier, comprised 71% of all purchases made in 2011. Given the significant concentration of our supply chain, particularly with Carrier, any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. Additionally, our operations are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these manufacturers or a decline in market acceptance of these manufacturers’ products could have a material adverse effect on our results of operations, cash flows and liquidity.

We maintain separate and distinct trade name distribution agreements with Carrier. These agreements provide us the use of various Carrier brand names and distribution rights for certain Carrier HVAC brands and products on an exclusive basis in specified territories. The trade name and distribution agreements are not subject to a stated term or expiration date.

We also maintain distribution agreements with our other key equipment suppliers, either on an exclusive or non-exclusive basis, for terms generally ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the markets served. Other than the markets where such restrictions and limitations may apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment.

Risks Inherent in Acquisitions

As part of our strategy, we intend to pursue additional acquisitions of complementary businesses. If we complete future acquisitions and/or joint ventures, we may be required to incur or assume additional debt and/or issue additional shares of our common stock as consideration, which will dilute our existing shareholders’ ownership interest in us and may affect our results of operations. Growth through acquisitions involves a number of risks, including, but not limited to, the following:

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

Decline in Economic Conditions

The global and U.S. economy experienced a significant contraction in 2008, including sharply reduced availability of business and consumer credit. We rely on the capital markets as well as the credit markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Disruptions in the capital and credit market, such as those that began in 2008, could adversely affect our access to liquidity needed for our business. Any long-term disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include reducing or eliminating dividend payments, deferring capital expenditures and reducing or eliminating discretionary uses of cash.

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

Dependence on Key Personnel

Much of our future success depends on the skills, experience and services of senior management personnel. The loss of any of our executive officers or other key senior management personnel could harm our business. We must continue to recruit, retain and motivate management and other employees sufficiently in order to both maintain our current business and to execute our strategic initiatives. Our success also depends substantially on the contributions and abilities of our store employees who we rely on to give customers a superior in-store experience. Accordingly, our performance depends on our ability to recruit and retain high quality employees to work in and manage our stores. If we are unable to recruit, retain and motivate employees sufficiently in order to maintain our current business and support our projected growth and expansion, our business and financial performance may be adversely affected.

Foreign Currency Exchange Rate Fluctuations

Our operations in Mexico generally consider their functional currency to be the U.S. dollar since the majority of their transactions are denominated in U.S dollars. Foreign currency exchange rates and fluctuations may have an impact on transactions denominated in Mexican Pesos, and therefore, could adversely affect our financial performance.

General Risk Factors

Goodwill and Intangibles

At December 31, 2011, goodwill and intangibles represented approximately 31% of our total assets. The recoverability of goodwill and indefinite lived intangibles is evaluated at least annually and when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of our reporting unit and indefinite lived intangibles are based on the best information available as of the date of the assessment and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment or market conditions. We cannot assure you that we will not suffer material impairments to goodwill in the future.

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

Control by Existing Shareholder

As of December 31, 2011, Albert H. Nahmad, our Chairman and Chief Executive Officer, a limited partnership and various trusts controlled by him, collectively had beneficial ownership of approximately 54% of the combined voting power of our outstanding Common and Class B common stock. Based on Mr. Nahmad’s stock ownership and the stock ownership of the limited partnership and various trusts controlled by him, Mr. Nahmad has the voting power to elect all but three members of our nine-person Board of Directors and to control most corporate actions requiring shareholder approval.

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

Actual results could differ materially from these forward-looking statements as a result of several factors, including, but not limited to:

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, that the information will have the expected consequences or effects on us or our business or operations. A discussion of certain of these risks and uncertainties that could cause actual results to differ materially from those contained in such forward-looking statements is set forth in this Item 1A and included in our 2011 Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section is incorporated in this Annual Report on Form 10-K by reference. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable law.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main properties include warehousing and distribution facilities, trucks and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2011, we operated 542 warehousing and distribution facilities across 38 states, Mexico and Puerto Rico, having an aggregate of approximately 13.1 million square feet of space, of which approximately 12.7 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are generally sufficient to meet our present operating needs.

Trucks

At December 31, 2011, we operated 666 ground transport vehicles, including delivery and pick-up trucks, vans and tractors. Of this number, 352 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information, Common Share Price Performance and Dividends

Our Common stock is listed on the New York Stock Exchange and the Professional Segment of NYSE Euronext in Paris under the ticker symbol WSO and our Class B common stock is listed on the NYSE Amex under the ticker symbol WSOB.

Our 2011 Annual Report contains “Information on Common Stock,” which identifies the markets in which our common stocks are being traded and contains the high and low sales prices and dividend information for the years ended December 31, 2011 and 2010, and is incorporated herein by reference.

Shareholder Return Performance

The following graph compares the cumulative five-year total return attained by holders of our Common stock and Class B common stock relative to the cumulative total returns of the NYSE Amex Composite index, the S&P MidCap 400 index and a customized peer group of companies, which are: Beacon Roofing Supply, Inc., Interline Brands, Inc., Lennox International Inc., Pool Corp and WESCO International, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on December 31, 2006 and its relative performance is tracked through December 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Watsco, Inc., the NYSE Amex Composite Index,

the S&P MidCap 400 Index and a Peer Group

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/06	12/07	12/08	12/09	12/10	12/11
Watsco, Inc.	100.00	80.07	87.23	116.27	155.25	167.29
Watsco, Inc. Class B	100.00	78.95	86.85	117.48	157.15	168.91
NYSE Amex Composite	100.00	122.46	73.97	100.19	127.31	128.98
S&P MidCap 400	100.00	107.98	68.86	94.60	119.80	117.72
Peer Group	100.00	81.11	60.45	75.90	103.91	98.30

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2011, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended). Under our current program, which began in September 1999 and which authorizes the repurchase of up to 7.5 million shares of our common stock, shares may be purchased in the open market or in privately negotiated transactions. Through December 31, 2011, 6.4 million shares of common stock have been repurchased since the inception of the program. The repurchase of the remaining 1.1 million shares authorized for repurchase is subject to certain restrictions included in our revolving credit agreements.

Dividends

Cash dividends per share of $2.23, $2.04 and $1.89 for both Common and Class B common stock were paid in 2011, 2010 and 2009, respectively. Future dividends will be declared and paid at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, restrictions under our revolving credit agreements, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Our 2011 Annual Report contains “Selected Consolidated Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our 2011 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2011 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our 2011 and 2010 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2011, 2010 and 2009, together with the report thereon of KPMG LLP dated February 29, 2012 in our 2011 Annual Report are incorporated herein by reference.

The 2011 and 2010 unaudited Selected Quarterly Financial Data appearing in our 2011 Annual Report is incorporated herein by reference.

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

Our management, with the participation of our CEO, SVP and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our CEO, SVP and CFO concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, at and as of such date.

Management’s Report on Internal Control over Financial Reporting

Our 2011 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of KPMG LLP dated February 29, 2012, and each is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of the 35 locations added by Carrier Enterprise II, which collectively represented approximately 11% of our total consolidated assets at December 31, 2011 and approximately 6% of our consolidated revenues for the year ended December 31, 2011. From the respective acquisition dates to December 31, 2011, the processes and systems of Carrier Enterprise II did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

ITEM 9B.	OTHER INFORMATION

None.

PART III

This part of Form 10-K, which includes Items 10 through 14, is omitted because we will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of our most recently ended fiscal year, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. Our consolidated financial statements are incorporated by reference from our 2011 Annual Report.

(2)	Financial Statement Schedules. The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

3.1	Watsco’s Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

3.2	Watsco’s Articles of Amendment to the Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Current Report on Form 8-K on June 4, 2009 and incorporated herein by reference).

3.3	Watsco’s Bylaws (filed as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1985 and incorporated herein by reference).

3.4	Watsco’s Amendment to the Bylaws (filed as Exhibit 99.1 to the Current Report on Form 8-K on April 1, 2009 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.1	Watsco, Inc. Amended and Restated 1991 Stock Option Plan (filed as Exhibit 4.23 to the Registration Statement on Form S-8 (333-82011) and incorporated herein by reference). *

10.2	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 and incorporated herein by reference). *

10.3	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). *

10.4	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). *

10.5	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.6	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference). *

10.7	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005 and incorporated herein by reference). *

10.8	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). *

10.9	Watsco, Inc. 2001 Incentive Compensation Plan (filed as Exhibit I to the Definitive Proxy Statement for the year ended December 31, 2005 and incorporated herein by reference). *

10.10	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). *

10.11	Third Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated February 27, 2007 (filed as Exhibit 1 to the Definitive Proxy Statement on Schedule 14A in respect of our 2007 Annual Meeting of Shareholders and incorporated herein by reference). *

10.12	Revolving Credit Agreement dated as of August 3, 2007, by and among Watsco, Inc., as Borrower, the Lenders from Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to Amendment No. 1 to the Current Report on Form 8-K/A on July 23, 2010 and incorporated herein by reference).

10.13	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference). *

10.14	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference). *

10.15	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 and incorporated herein by reference). *

10.16	Watsco, Inc. Amended and Restated 2001 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement for the year ended December 31, 2008 and incorporated herein by reference). *

10.17	Credit Agreement dated as of July 1, 2009, by and among Carrier Enterprise, LLC, as Borrower, the Lenders that are Signatories Hereto, Wells Fargo Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to Amendment No. 2 to the Current Report on Form 8-K/A on July 23, 2010 and incorporated herein by reference).

10.18	Revolving Credit Agreement dated as of August 3, 2007 as amended by Amendment No. 1 to Revolving Credit Agreement dated July 1, 2009, by and among Watsco, Inc., as Borrower, the Lenders from Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on July 23, 2010 and incorporated herein by reference).

10.19	Purchase and Contribution Agreement dated May 3, 2009 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K on May 7, 2009 and incorporated herein by reference).

10.20	Amendment to Purchase and Contribution Agreement dated as of June 29, 2009 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.21	Operating Agreement of Carrier Enterprise, LLC (Amended and Restated), dated as of July 1, 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.22	Shareholder Agreement by and between Watsco, Inc. and Carrier Corporation, dated as of July 1, 2009 (filed as Exhibit 10.3 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.23	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010 and incorporated herein by reference). *

10.24	Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference). *

10.25	Purchase and Contribution Agreement dated March 18, 2011 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K on March 24, 2011 and incorporated herein by reference).

10.26	Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated April 18, 2011 (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2011 Annual Meeting of Shareholders and incorporated by reference herein). *

10.27	Third Amendment to Credit Agreement, dated as of July 26, 2011, by and among Carrier Enterprise, LLC, as Borrower, the Lenders party thereto, Wells Fargo Bank, N.A., as Administrative Agent, and Carrier (Puerto Rico), Inc., as Guarantor (filed as Exhibit 10.1 to the Current Report on Form 8-K on July 29, 2011 and incorporated herein by reference).

10.28	Amended and Restated Shareholder Agreement by and between Watsco, Inc. and Carrier Corporation, dated as of January 24, 2012. #

10.29	Operating Agreement of Carrier Enterprise Northeast, LLC, dated as of April 30, 2011. #

13	2011 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2011 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

21	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

#	filed herewith.
+	furnished herewith.
*	Management contract or compensation plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 29, 2012	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, President

February 29, 2012	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ALBERT H. NAHMAD Albert H. Nahmad	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 29, 2012

/S/ BARRY S. LOGAN Barry S. Logan	Director and Senior Vice President	February 29, 2012

/S/ ANA M. MENENDEZ Ana M. Menendez	Chief Financial Officer (principal accounting officer and principal financial officer)	February 29, 2012

/S/ CESAR L. ALVAREZ Cesar L. Alvarez	Director	February 29, 2012

/S/ DENISE DICKINS Denise Dickins	Director	February 29, 2012

/S/ STEVEN R. FEDRIZZI Steven R. Fedrizzi	Director	February 29, 2012

/S/ PAUL F. MANLEY Paul F. Manley	Director	February 29, 2012

/S/ BOB L. MOSS Bob L. Moss	Director	February 29, 2012

/S/ Aaron J. Nahmad Aaron J. Nahmad	Director and Vice President of Strategy and Innovation	February 29, 2012

/S/ GEORGE P. SAPE George P. Sape	Director	February 29, 2012

Exhibit Index

Exhibit Number	Description

10.28	Amended and Restated Shareholder Agreement by and between Watsco, Inc. and Carrier Corporation, dated as of January 24, 2012.

10.29	Operating Agreement of Carrier Enterprise Northeast, LLC, dated as of April 30, 2011.

13	2011 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2011 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.