Form 10-Q
period 2012-03-31
WATSCO INC
filed 2012-05-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,682,083 shares of Common stock ($0.50 par value), excluding treasury shares of 6,322,650 and 4,709,432 shares of Class B common stock ($0.50 par value), excluding treasury shares of 48,263, were outstanding as of May 4, 2012.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 20

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarters Ended March 31,
	2012	2011
Revenues	$633,512	$534,339
Cost of sales	482,890	399,353

Gross profit	150,622	134,986
Selling, general and administrative expenses	130,713	118,276

Operating income	19,909	16,710
Interest expense, net	888	822

Income before income taxes	19,021	15,888
Income taxes	5,529	4,766

Net income	13,492	11,122
Less: net income attributable to noncontrolling interest	5,026	3,622

Net income attributable to Watsco, Inc.	$8,466	$7,500

Earnings per share for Common and Class B common stock:
Basic	$0.23	$0.21

Diluted	$0.23	$0.21

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 20

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarters Ended March 31,
	2012	2011
Net income	$13,492	$11,122
Other comprehensive income, net of tax
Unrealized gain on derivative instrument arising during the period	—	71
Unrealized gain on available-for-sale securities arising during the period	16	7

Other comprehensive income	16	78

Comprehensive income	13,508	11,200
Less: comprehensive income attributable to noncontrolling interest	5,026	3,622

Comprehensive income attributable to Watsco, Inc.	$8,482	$7,578

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 20

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,057	$15,673
Accounts receivable, net	339,378	327,664
Inventories	532,432	465,349
Other current assets	21,095	19,491

Total current assets	910,962	828,177

Property and equipment, net	40,727	39,455
Goodwill	319,440	319,440
Intangible assets, net	74,753	75,366
Other assets	4,731	5,710

	$1,350,613	$1,268,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$16	$19
Borrowings under revolving credit agreements	42,500	20,000
Accounts payable	182,462	127,359
Accrued expenses and other current liabilities	82,361	75,661

Total current liabilities	307,339	223,039

Deferred income taxes and other liabilities	43,315	43,399

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	17,364	17,338
Class B common stock, $0.50 par value	2,379	2,350
Preferred stock, $0.50 par value	—	—
Paid-in capital	498,675	493,519
Accumulated other comprehensive loss, net of tax	(336)	(352)
Retained earnings	392,356	404,360
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	796,013	802,790
Noncontrolling interest	203,946	198,920

Total shareholders’ equity	999,959	1,001,710

	$1,350,613	$1,268,148

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 20

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarters Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$13,492	$11,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,081	2,617
Share-based compensation	2,162	1,497
Non-cash contribution for 401(k) plan	1,772	1,718
Provision for doubtful accounts	520	915
Excess tax benefits from share-based compensation	(148)	(725)
Other, net	424	601
Changes in operating assets and liabilities:
Accounts receivable	(12,234)	21,213
Inventories	(67,083)	(110,907)
Accounts payable and other liabilities	68,067	28,922
Other, net	(600)	(1,899)

Net cash provided by (used in) operating activities	9,453	(44,926)

Cash flows from investing activities:
Capital expenditures	(3,883)	(1,692)
Proceeds from sale of property and equipment	71	57

Net cash used in investing activities	(3,812)	(1,635)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(20,470)	(16,938)
Distributions to noncontrolling interest	(6,630)	(12,926)
Return of capital contribution to noncontrolling interest	—	(32,000)
Net proceeds from (repayments of) long-term obligations	14	(11)
Excess tax benefits from share-based compensation	148	725
Net proceeds from issuances of common stock	1,181	2,648
Net borrowings under revolving credit agreements	22,500	14,100

Net cash used in financing activities	(3,257)	(44,402)

Net increase (decrease) in cash and cash equivalents	2,384	(90,963)
Cash and cash equivalents at beginning of period	15,673	126,498

Cash and cash equivalents at end of period	$18,057	$35,535

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 20

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 in Florida and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. The accompanying Watsco March 31, 2012 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco and all of its wholly-owned subsidiaries and include the accounts of two joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a 60% controlling interest. All significant intercompany balances and transactions have been eliminated.

The results of operations for the quarter ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during the summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly consistent during the year, except for dependence on housing completions and related weather and economic conditions.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2012 presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

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

Accounting Changes

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board issued guidance that requires companies to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. We added new primary consolidated statements of other comprehensive income, which immediately follow our condensed consolidated unaudited statements of income to our condensed consolidated unaudited financial statements.

7 of 20

2.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

Quarters Ended March 31,	2012	2011
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$8,466	$7,500
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	1,408	1,152

Earnings allocated to Watsco, Inc. shareholders	$7,058	$6,348

Weighted-average Common and Class B common shares outstanding for basic earnings per share	30,756,626	30,601,573

Basic earnings per share for Common and Class B common stock	$0.23	$0.21

Allocation of earnings for Basic:
Common stock	$6,405	$5,755
Class B common stock	653	593

	$7,058	$6,348

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$8,466	$7,500
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	1,408	1,152

Earnings allocated to Watsco, Inc. shareholders	$7,058	$6,348

Weighted-average Common and Class B common shares outstanding for basic earnings per share	30,756,626	30,601,573
Effect of dilutive stock options	77,842	92,779

Weighted-average Common and Class B common shares outstanding for diluted earnings per share	30,834,468	30,694,352

Diluted earnings per share for Common and Class B common stock	$0.23	$0.21

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year and adjusts for the dilutive effects of outstanding stock options using the treasury stock method; therefore, no allocation of earnings to Class B common stock is required. As of March 31, 2012 and 2011, our outstanding Class B common stock was convertible into 2,846,334 and 2,858,442 shares of our Common stock, respectively.

Diluted earnings per share excluded 7,628 shares for the quarter ended March 31, 2011 related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share. No shares were excluded from diluted earnings per share for the quarter ended March 31, 2012 related to stock options.

3.	OTHER COMPREHENSIVE INCOME

Other comprehensive income consists of changes in the unrealized gain on available-for-sale securities and the effective portion of a cash flow hedge that matured in October 2011. The tax effects allocated to each component of other comprehensive income are as follows:

Quarters Ended March 31,	2012	2011
Unrealized gain on derivative instrument	$—	$115
Income tax expense	—	44

Unrealized gain on derivative instrument, net of tax	—	71

Unrealized gain on available-for-sale securities	25	11
Income tax expense	9	4

Unrealized gain on available-for-sale securities, net of tax	16	7

Other comprehensive income	$16	$78

8 of 20

The changes in accumulated other comprehensive loss, net of tax, are as follows:

Quarters Ended March 31,	2012	2011
Derivative instrument:
Beginning balance	$—	$238
Current period other comprehensive income	—	71

Ending balance	—	167

Available-for-sale securities:
Beginning balance	352	355
Current period other comprehensive income	16	7

Ending balance	336	348

Accumulated other comprehensive loss, net of tax	$336	$515

4.	ACQUISITIONS

In 2011, we formed a second joint venture with Carrier that comprises the combination of two transactions. On April 29, 2011, Carrier contributed 28 of its company-owned locations in eight Northeast U.S states, and we contributed 14 locations in the Northeast U.S. On July 29, 2011, we purchased Carrier’s distribution operations in Mexico, which included seven locations. We refer to the foregoing Northeast locations and the Mexico operations together as Carrier Enterprise II. We have a 60% controlling interest in Carrier Enterprise II, and Carrier has a 40% noncontrolling interest.

The unaudited pro forma financial information, combining our results of operations with the operations of Carrier Enterprise II as if the joint venture had been consummated on January 1, 2011, is as follows:

Quarter ended March 31,	2011
Revenues	$587,847

Net income	10,656
Less: net income attributable to noncontrolling interest	3,662

Net income attributable to Watsco, Inc.	$6,994

Diluted earnings per share for Common and Class B common stock	$0.19

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information from the beginning of the period presented until the respective acquisition dates of the above-described Northeast U.S. and Mexican operations includes adjustments to record income taxes related to our portion of Carrier Enterprise II’s income and amortization related to identified intangible assets with finite lives. This unaudited pro forma financial information does not include adjustments to add or remove certain corporate expenses of Carrier Enterprise II, which may not be incurred in future periods, or adjustments for depreciation or synergies that may be realized subsequent to the acquisition dates. This unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we acquired our 60% controlling interest in and operated Carrier Enterprise II as of the beginning of the period presented.

5.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

Cash dividends of $0.62 and $0.52 per share of Common and Class B common stock were paid during the quarters ended March 31, 2012 and 2011, respectively.

Non-Vested (Restricted) Stock

During the quarters ended March 31, 2012 and 2011, we granted 58,301 and 391,852 shares of non-vested (restricted) stock, respectively.

9 of 20

Stock Options

During the quarters ended March 31, 2012 and 2011, 21,500 and 65,800, respectively, of stock options were exercised for Common stock. Cash received from Common stock issued upon the exercise of stock options during the quarters ended March 31, 2012 and 2011, was $987 and $2,407, respectively.

Employee Stock Purchase Plan

During the quarters ended March 31, 2012 and 2011, 2,962 and 3,997 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $194 and $241, respectively.

401(k) Plan

During the quarters ended March 31, 2012 and 2011, 26,991 and 27,240 shares of Common stock were issued to our profit sharing retirement plan, respectively, representing discretionary matching contribution of $1,772 and $1,718, respectively.

Noncontrolling Interest

We have a 60% controlling interest in both Carrier Enterprise I and Carrier Enterprise II, and Carrier has a 40% noncontrolling interest. The following table reconciles shareholders’ equity attributable to the noncontrolling interest:

Noncontrolling interest at December 31, 2011	$198,920
Net income attributable to noncontrolling interest	5,026

Noncontrolling interest at March 31, 2012	$203,946

6.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

We are involved in litigation incidental to the operation of our business. We vigorously defend all matters in which we or our subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect us. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, we do not believe the ultimate liability associated with any known claims or litigation will have a material adverse affect on our financial condition or results of operations.

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amounts of $4,341 and $4,631 at March 31, 2012 and December 31, 2011, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

7.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 52% and 41% of all purchases made during the quarters ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, approximately $76,000 and $41,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2012 and 2011 include $6,784 and $4,104, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

Carrier Enterprise II entered into Transactional Services Agreements (“TSAs”) with Carrier, pursuant to which Carrier performs certain business processes on its behalf, including processes involving the use of certain information technologies. The services provided by Carrier pursuant to the TSAs terminate on various dates through April 30, 2012 but may be extended as agreed upon by the parties. The fees related to these TSAs were $584 for the quarter ended March 31, 2012 and are included in selling, general and administrative expenses in our condensed consolidated unaudited statement of income. At March 31, 2012 and December 31, 2011, $361 and $941, respectively, related to theses TSAs was payable to Carrier and is included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

10 of 20

8.	SUBSEQUENT EVENTS

On April 27, 2012, we completed the formation of a joint venture with UTC Canada Corporation (“UTC Canada”), an affiliate of Carrier, to distribute Carrier, Bryant and Payne branded residential, light-commercial and commercial applied HVAC products in Canada. The newly formed joint venture, Carrier Enterprise Canada, L.P. (“Carrier Enterprise III”), operates 35 locations throughout all of the provinces and territories in Canada. In the formation of the joint venture, UTC Canada contributed its Canadian distribution business and retained a 40% noncontrolling interest in Carrier Enterprise III. Total consideration paid by us for our 60% controlling interest in Carrier Enterprise III included cash consideration of $82,042 and the issuance to UTC Canada of 1,250,000 shares of Common stock having a fair value of $93,250. The final purchase price is subject to working capital adjustments pursuant to the Asset Purchase Agreement that we entered into with UTC Canada.

Also on April 27, 2012, we entered into an unsecured, five-year $500,000 syndicated revolving credit agreement, which replaced in its entirety both our five-year $300,000 revolving credit agreement maturing on August 3, 2012 and Carrier Enterprise I’s three-year $125,000 secured revolving credit agreement maturing on July 1, 2012. Proceeds from the new facility were used to pay approximately $154,000 owed under our facilities and for the acquisition of Carrier Enterprise III and may be used for, among other things, funding seasonal working capital needs and other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. Included in the facility are a $50,000 swingline subfacility, a $50,000 letter of credit subfacility and a $75,000 multicurrency borrowing sublimit. Borrowings bear interest at either LIBOR-based rates plus a spread which ranges from 100 to 275 basis-points (LIBOR plus 112.5 basis-points at April 27, 2012), depending upon our ratio of total debt to EBITDA, or on rates based on the higher of the Prime rate or the Federal Funds rate, in each case plus a spread which ranges from 0 to 175 basis-points (12.5 basis-points at April 27, 2012), depending upon our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment, ranging from 12.5 to 40 basis-points (15 basis-points at April 27, 2012). The credit agreement matures in April 2017. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and other customary restrictions.

11 of 20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information About Forward-Looking Statements

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, in whole or in part, that the information will have the expected consequences to, or effects on, our business or operations. For additional information identifying other important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our SEC filings, including but not limited to, the discussion included in the Risk Factors section of our 2011 Annual Report on Form 10-K under the headings “Business Risk Factors” and “General Risk Factors.” Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as required by applicable law.

The following information should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto included under Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or we, us or our) was incorporated in 1956 in Florida and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. At March 31, 2012, we operated from 541 locations in 38 states, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean.

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

12 of 20

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

Joint Ventures with Carrier Corporation

In 2009, we formed a joint venture with Carrier Corporation (“Carrier”), which we refer to as Carrier Enterprise I, in which Carrier contributed 95 of its company-owned locations in 13 U.S. Sun Belt states and Puerto Rico and its export division in Miami, Florida, and we contributed 15 locations that distributed Carrier products. We have a 60% controlling interest in Carrier Enterprise I, Carrier has a 40% noncontrolling interest and we have options to purchase from Carrier up to an additional 20% interest in Carrier Enterprise I (10% in July 2012 and 10% in July 2014).

In 2011, we formed a second joint venture with Carrier and completed two additional transactions. In April 2011, Carrier contributed 28 of its company-owned locations in eight Northeast U.S states, and we contributed 14 locations in the Northeast U.S. In July 2011, we purchased Carrier’s distribution operations in Mexico, which included seven locations. We refer to the foregoing Northeast locations and the Mexico operations together as Carrier Enterprise II. We have a 60% controlling interest in Carrier Enterprise II, and Carrier has a 40% noncontrolling interest. Neither we nor Carrier have any options to purchase additional ownership interests in Carrier Enterprise II.

In April 2012, we formed a third joint venture with UTC Canada Corporation (“UTC Canada”), an affiliate of Carrier, which we refer to as Carrier Enterprise III. Carrier contributed 35 of its company-owned locations in Canada to Carrier Enterprise III. We have a 60% controlling interest in Carrier Enterprise III, and UTC Canada has a 40% noncontrolling interest. Neither we nor UTC Canada have any options to purchase additional ownership interests in Carrier Enterprise III.

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

Our critical accounting policies are included in our 2011 Annual Report on Form 10-K as filed on February 29, 2012. We believe that there have been no significant changes during the quarter ended March 31, 2012 to the critical accounting policies disclosed in our 2011 Annual Report on Form 10-K.

Items Affecting Comparability Between Periods

Accounting Changes

Refer to Note 1 to the condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the impact of changes in accounting standards.

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues for the quarters ended March 31, 2012 and 2011:

	2012	2011
Revenues	100.0%	100.0%
Cost of sales	76.2	74.7

Gross profit	23.8	25.3
Selling, general and administrative expenses	20.6	22.1

Operating income	3.2	3.2
Interest expense, net	0.2	0.2

Income before income taxes	3.0	3.0
Income taxes	0.9	0.9

Net income	2.1	2.1
Less: net income attributable to noncontrolling interest	0.8	0.7

Net income attributable to Watsco, Inc.	1.3%	1.4%

13 of 20

The following narratives include the results of operations for businesses acquired during 2011. The results of operations for these acquisitions have been included in our condensed consolidated unaudited statements of income beginning on their respective dates of acquisition. See Note 4 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for the pro forma financial information combining our results of operations with the operations of Carrier Enterprise II. There were no businesses acquired during the first quarter of 2012. Please refer to the information set forth following the heading “Acquisitions”, below, and in Note 8 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for information related to our recent acquisition of a 60% controlling interest in our new joint venture with Carrier.

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At March 31, 2012 and 2011, 65 and 20 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended March 31, 2012:

Number of Locations
March 31, 2011	502
Acquired	35
Opened	15
Closed	(10)

December 31, 2011	542
Opened	2
Closed	(3)

March 31, 2012	541

Revenues

Revenues for the first quarter of 2012 increased $99.2 million, or 19%, compared to the first quarter of 2011, including $63.2 million attributable to the 35 new Carrier Enterprise II locations acquired in 2011 and $2.5 million from other locations opened during the immediately preceding 12 months, partially offset by $4.9 million from closed locations. On a same-store basis, revenues increased $38.4 million, or 7%, as compared to the same period in 2011, reflecting a 12% increase in sales of HVAC equipment and an 11% increase in sales of commercial refrigeration products, partially offset by a 1% decrease in sales of other HVAC products. The increase in same-store revenues is primarily due to strong demand for the replacement of residential and commercial HVAC equipment.

Gross Profit

Gross profit for the quarter ended March 31, 2012 increased $15.6 million, or 12%, compared to the same period in 2011, primarily as a result of increased revenues. Gross profit margin for the quarter ended March 31, 2012 declined 150 basis-points to 23.8% versus 25.3% for the same period in 2011, primarily due to a shift in sales mix toward HVAC equipment, which generates a lower gross profit margin than non-equipment products and the timing of inventory purchases, which had a consequential impact on vendor discounts and rebates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2012 increased $12.4 million, or 11%, compared to the first quarter of 2011 primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2012 decreased to 20.6% versus 22.1% for the same period in 2011. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to leveraging of fixed operating costs as compared to 2011. On a same-store basis, selling, general and administrative expenses were flat as compared to the same period in 2011.

Interest Expense, Net

Net interest expense for the quarter ended March 31, 2012 increased $0.1 million, or 8%, compared to the same period in 2011, primarily as a result of an increase in average outstanding borrowings during 2012 as compared to 2011.

14 of 20

Income Taxes

Income taxes increased to $5.5 million for the first quarter of 2012 as compared to $4.8 million for the first quarter of 2011 and are a composite of the income taxes attributable to our wholly-owned operations and investments and 60% of income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to us was 37.5% and 38.0% for the quarters ended March 31, 2012 and 2011, respectively. The decrease is primarily due to certain non-recurring tax benefits realized in 2012.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended March 31, 2012 increased $1.0 million, or 13%, compared to the same period in 2011. The increase was primarily driven by higher revenues and reduced selling, general and administrative expenses as a percent of revenues as discussed above.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand of HVAC/R products, which peaks in the months of May through August. Significant factors that could affect our liquidity include the following:

•	cash flows generated from operating activities;

•	the adequacy of our available bank line of credit;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions;

•	dividend payments;

•	capital expenditures; and

•	the timing and extent of common stock repurchases.

Sources and Uses of Cash

We rely on cash flows from operations and additional borrowing capacity (subject to certain restrictions) under our revolving credit agreement to fund seasonal working capital needs, including our anticipated dividend payments, capital expenditures and funds necessary for business acquisitions, and to support the development of our long-term operating strategies. See Note 8 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of our current revolving credit agreement.

We believe that our operating cash flows, cash on hand and funds available for borrowing under our current line of credit will be sufficient to satisfy our liquidity needs in the foreseeable future, including the expected exercise of our option to acquire an additional 10% interest in Carrier Enterprise I on July 1, 2012 for approximately $51.0 million. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

Any future disruption in the capital and credit markets, such as those experienced in 2008, could adversely affect our ability to draw on our line of credit. Our access to funds under the line of credit is dependent on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in capital and credit markets also may affect the determination of interest rates for borrowers, particularly rates based on LIBOR, such as the rates under our line of credit. Any future disruptions in these markets and their effect on interest rates could result in increased borrowing costs and/or reduced borrowing capacity under our existing line of credit.

Working Capital

Working capital decreased to $603.6 million at March 31, 2012 from $605.1 million at December 31, 2011.

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2012 and 2011:

	2012	2011	Change
Cash flows provided by (used in) operating activities	$9.5	$(44.9)	$54.4
Cash flows used in investing activities	$(3.8)	$(1.6)	$(2.2)
Cash flows used in financing activities	$(3.3)	$(44.4)	$41.1

A detail of the individual items contributing to the cash flow changes for the periods presented is included in the condensed consolidated unaudited statements of cash flows included in this Quarterly Report on Form 10-Q.

15 of 20

Operating Activities

The increase in net cash provided by operating activities was principally attributable to higher net income and to changes in operating assets and liabilities, which were primarily from the timing of the seasonal buildup of inventory in 2011, including the purchase of previously consigned inventory from one of our key suppliers for approximately $17.0 million, and higher levels of accounts payable and other liabilities in 2012 due to timing of payments, partially offset by higher accounts receivable driven by increased sales volume in 2012. We expect build-up of seasonal inventory during the second quarter of 2012.

Investing Activities

The increase in net cash used in investing activities is due to higher capital expenditures in 2012.

Financing Activities

The decrease in net cash used in financing activities was primarily attributable to a $32.0 million return of capital to the noncontrolling interest in 2011, higher net borrowings under our revolving credit agreements and a decrease in distributions to the noncontrolling interest, partially offset by an increase in dividends paid in 2012.

Current Revolving Credit Agreement

On April 27, 2012, we entered into an unsecured, five-year $500.0 million syndicated revolving credit agreement, which replaced in its entirety both our five-year $300.0 million revolving credit agreement maturing on August 3, 2012 and Carrier Enterprise I’s three-year $125.0 million secured revolving credit agreement maturing on July 1, 2012. Proceeds from the new facility were used to pay approximately $154.0 million owed under our facilities and for the acquisition of Carrier Enterprise III and may be used for, among other things, funding seasonal working capital needs and other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. Included in the facility are a $50.0 million swingline subfacility, a $50.0 million letter of credit subfacility and a $75.0 million multicurrency borrowing sublimit. Borrowings bear interest at either LIBOR-based rates plus a spread which ranges from 100 to 275 basis-points (LIBOR plus 112.5 basis-points at April 27, 2012), depending upon our ratio of total debt to EBITDA, or on rates based on the higher of the Prime rate or the Federal Funds rate, in each case plus a spread which ranges from 0 to 175 basis-points (12.5 basis-points at April 27, 2012), depending upon our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment, ranging from 12.5 to 40 basis-points (15 basis-points at April 27, 2012). The credit agreement matures in April 2017. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and other customary restrictions.

Prior Revolving Credit Agreements

Prior to the entering into our current revolving credit agreement, described above, we maintained a bank-syndicated, unsecured revolving credit agreement that provided for borrowings of up to $300.0 million. Borrowings were used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. At March 31, 2012 and December 31, 2011, $42.5 million and $20.0 million were outstanding under this revolving credit agreement, respectively. The revolving credit agreement contained customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios, limits on capital expenditures, dividends and share repurchases, and other restrictions. We believe we were in compliance with all covenants and financial ratios at March 31, 2012.

Carrier Enterprise I also maintained a separate bank-syndicated, secured revolving credit agreement that provided for borrowings of up to $125.0 million. Borrowings under the credit facility were used for general corporate purposes, including working capital and permitted acquisitions. The credit facility was secured by substantially all tangible and intangible assets of Carrier Enterprise I. No borrowings were outstanding under this credit facility at March 31, 2012 or December 31, 2011. The Carrier Enterprise I revolving credit agreement contained customary affirmative and negative covenants and representations and warranties, including compliance with a monthly borrowing base certificate with advance rates on accounts receivable and inventory, two financial covenants with respect to its leverage and interest coverage ratios, limits on capital expenditures and cash distributions, and other restrictions. We believe Carrier Enterprise I was in compliance with all covenants and financial ratios at March 31, 2012.

Acquisitions

On April 27, 2012, we completed the formation of a joint venture with UTC Canada to distribute Carrier, Bryant and Payne branded residential, light-commercial and commercial applied HVAC products in Canada. The newly formed joint venture, Carrier Enterprise III, operates 35 locations throughout all of the provinces and territories in Canada. In the formation of the joint venture, UTC Canada contributed its Canadian distribution business and retained a 40% noncontrolling interest in Carrier Enterprise III. Total consideration paid by us for our 60% controlling interest in Carrier Enterprise III included cash consideration of $82.0 million and the issuance to UTC Canada of 1,250,000 shares of Common stock having a fair value of $93.3 million. The final purchase price is subject to working capital adjustments pursuant to the Asset Purchase Agreement that we entered into with UTC Canada.

.

16 of 20

We intend to exercise our option to acquire an additional 10% interest in Carrier Enterprise I on July 1, 2012 for approximately $51.0 million in cash, following which we would have a 70% controlling interest in Carrier Enterprise I.

We continually evaluate other potential acquisitions and/or joint ventures and hold discussions with a number of acquisition candidates. Should suitable acquisition opportunities arise that would require additional financing, we believe our financial position and earnings history provide a sufficient basis for us to either obtain additional debt financing at competitive rates and on reasonable terms or raise capital through the issuance of equity securities.

Common Stock Dividends

Cash dividends of $0.62 per share and $0.52 per share of Common and Class B common stock were paid during the quarters ended March 31, 2012 and 2011, respectively. On April 2, 2012, the Board of Directors declared a regular quarterly cash dividend of $0.62 per share of Common and Class B common stock that was paid on April 30, 2012 to shareholders of record as of April 16, 2012. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, restrictions under our revolving credit agreement, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended March 31, 2012 or 2011. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. The repurchase of up to the remaining 1,129,087 shares authorized for repurchase is subject to certain restrictions included in our revolving credit agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the 2011 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of the 35 locations added by Carrier Enterprise II, which collectively represented approximately 11% of our total consolidated assets at March 31, 2012 and approximately 10% of our consolidated revenues for the three months ended March 31, 2012. From the respective acquisition dates to March 31, 2012, the processes and systems of Carrier Enterprise II did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

17 of 20

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in litigation incidental to the operation of our business. We vigorously defend all matters in which we or our subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect us. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, we do not believe the ultimate liability associated with any known claims or litigation will have a material adverse affect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended March 31, 2012 does not differ materially from that set forth in Part I, Item 1A, of our 2011 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 14, 2012, we issued 26,991 shares of our Common stock to our Profit Sharing Retirement Plan & Trusts (the “Plans”) representing the employer match under the Plans for the plan year ended December 31, 2011, without registration. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof. The Plans are profit sharing retirement plans that are qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Plans are held in a single trust fund for the benefit of our employees, and no Plan holds assets for the benefit of the employees of any other employer. All of the contributions to the Plans from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plans as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

18 of 20

ITEM 6. EXHIBITS

2.1	Asset Purchase Agreement dated March 13, 2012 by and between UTC Canada Corporation, Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Canada, L.P., filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 14, 2012 and incorporated herein by reference.

10.1 #	Thirteenth Amendment dated January 1, 2012 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

10.2	Amended and Restated Shareholder Agreement by and between Watsco, Inc. and Carrier Corporation, dated as of January 24, 2012, filed as Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on February 29, 2012 and incorporated herein by reference.

10.3	Subscription Agreement dated March 13, 2012 by and between Watsco, Inc., UTC Canada Corporation and Carrier Corporation, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 14, 2012 and incorporated herein by reference.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

19 of 20

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 9, 2012	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

20 of 20

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Asset Purchase Agreement dated March 13, 2012 by and between UTC Canada Corporation, Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Canada, L.P., filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 14, 2012 and incorporated herein by reference.

10.1 #	Thirteenth Amendment dated January 1, 2012 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

10.2	Amended and Restated Shareholder Agreement by and between Watsco, Inc. and Carrier Corporation, dated as of January 24, 2012, filed as Exhibit 10.28 to our Annual Report on Form 10-K filed with the SEC on February 29, 2012 and incorporated herein by reference.

10.3	Subscription Agreement dated March 13, 2012 by and between Watsco, Inc., UTC Canada Corporation and Carrier Corporation, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 14, 2012 and incorporated herein by reference.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.