Form 10-Q
period 2012-06-30
WATSCO INC
filed 2012-08-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,761,219 shares of Common stock ($0.50 par value), excluding treasury shares of 6,322,650 and 4,717,653 shares of Class B common stock ($0.50 par value), excluding treasury shares of 48,263, were outstanding as of August 3, 2012.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 22

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,011,801	$883,548	$1,645,313	$1,417,887
Cost of sales	773,326	670,357	1,256,216	1,069,710

Gross profit	238,475	213,191	389,097	348,177
Selling, general and administrative expenses	152,604	137,662	283,317	255,938

Operating income	85,871	75,529	105,780	92,239
Interest expense, net	1,350	997	2,238	1,819

Income before income taxes	84,521	74,532	103,542	90,420
Income taxes	23,620	22,260	29,148	27,026

Net income	60,901	52,272	74,394	63,394
Less: net income attributable to noncontrolling interest	21,798	16,249	26,824	19,871

Net income attributable to Watsco, Inc.	$39,103	$36,023	$47,570	$43,523

Earnings per share for Common and Class B common stock:
Basic	$1.15	$1.09	$1.42	$1.33

Diluted	$1.15	$1.09	$1.41	$1.32

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$60,901	$52,272	$74,394	$63,394
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(4,840)	—	(4,840)	—
Unrealized (loss) gain on available-for-sale securities arising during the period	(4)	(4)	12	3
Unrealized gain on derivative instrument arising during the period	—	73	—	144

Other comprehensive (loss) income	(4,844)	69	(4,828)	147

Comprehensive income	56,057	52,341	69,566	63,541
Less: comprehensive income attributable to noncontrolling interest	21,798	16,249	26,824	19,871

Comprehensive income attributable to Watsco, Inc.	$34,259	$36,092	$42,742	$43,670

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,207	$15,673
Accounts receivable, net	509,612	327,664
Inventories	672,434	465,349
Other current assets	20,342	19,491

Total current assets	1,237,595	828,177
Property and equipment, net	43,440	39,455
Goodwill	386,954	319,440
Intangible assets, net	219,683	75,366
Other assets	7,203	5,710

	$1,894,875	$1,268,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit agreement	$—	$20,000
Current portion of other long-term obligations	13	19
Accounts payable	272,418	127,359
Accrued expenses and other current liabilities	108,905	75,661

Total current liabilities	381,336	223,039

Long-term obligations:
Borrowings under revolving credit agreement	235,621	—
Other long-term obligations, net of current portion	17	—

Total long-term obligations	235,638	—

Deferred income taxes and other liabilities	47,115	43,399

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,017	17,338
Class B common stock, $0.50 par value	2,377	2,350
Preferred stock, $0.50 par value	—	—
Paid-in capital	595,269	493,519
Accumulated other comprehensive loss, net of tax	(5,180)	(352)
Retained earnings	410,927	404,360
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	906,985	802,790
Noncontrolling interest	323,801	198,920

Total shareholders’ equity	1,230,786	1,001,710

	$1,894,875	$1,268,148

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012 and 2011

(In thousands)

	2012	2011
Cash flows from operating activities:
Net income	$74,394	$63,394
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,857	5,457
Share-based compensation	3,966	2,986
Non-cash contribution for 401(k) plan	1,772	1,718
Provision for doubtful accounts	134	410
Excess tax benefits from share-based compensation	(742)	(880)
Other, net	1,892	2,120
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(137,881)	(104,798)
Inventories	(154,240)	(181,808)
Accounts payable and other liabilities	143,049	169,220
Other, net	1,157	(27)

Net cash used in operating activities	(59,642)	(42,208)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(82,148)	(35,695)
Capital expenditures	(6,891)	(5,730)
Proceeds from sale of property and equipment	157	374

Net cash used in investing activities	(88,882)	(41,051)

Cash flows from financing activities:
Net proceeds under current revolving credit agreement	287,157	—
Net proceeds from issuances of common stock	3,189	3,108
Excess tax benefits from share-based compensation	742	880
Net proceeds (repayments) of other long-term obligations	11	(31)
Return of capital contribution to noncontrolling interest	—	(32,000)
Payment of fees related to revolving credit agreement	(2,070)	(38)
Distributions to noncontrolling interest	(9,991)	(15,824)
Dividends on Common and Class B common stock	(41,003)	(35,707)
Net (repayments) proceeds under prior revolving credit agreements	(70,000)	55,000

Net cash provided by (used in) financing activities	168,035	(24,612)

Effect of foreign exchange rate changes on cash and cash equivalents	23	—

Net increase (decrease) in cash and cash equivalents	19,534	(107,871)
Cash and cash equivalents at beginning of period	15,673	126,498

Cash and cash equivalents at end of period	$35,207	$18,627

Supplemental cash flow information:
Common stock issued for Carrier Enterprise III	$93,250	—
Net assets of locations contributed to Carrier Enterprise II	—	$14,769

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 22

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2012

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 in Florida and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. The accompanying Watsco June 30, 2012 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco and all of its wholly owned subsidiaries and include the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a 60% controlling interest. All significant intercompany balances and transactions have been eliminated.

The results of operations for the quarter and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during the summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly consistent during the year, except for dependence on housing completions and related weather and economic conditions.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2012 presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

Foreign Currency Translation and Transactions

Our operations in Mexico consider their functional currency to be the U.S. dollar because the majority of their transactions are denominated in U.S. dollars. Gains or losses resulting from transactions denominated in Mexican pesos are recognized in earnings within selling, general and administrative expenses in our condensed consolidated unaudited statements of income.

The functional currency of our operations in Canada is the Canadian dollar. Foreign currency denominated assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, and income and expense items are translated at the average exchange rates in effect during the applicable period. The aggregate effect of foreign currency translation is recorded in accumulated other comprehensive loss in our condensed consolidated unaudited balance sheet. Our net investment in our Canadian operations is recorded at the historical rate and the resulting foreign currency translation adjustments are included in accumulated other comprehensive loss in our condensed consolidated unaudited balance sheet. Gains or losses resulting from transactions denominated in U.S. dollars are recognized in earnings within selling, general and administrative expenses in our condensed consolidated unaudited statements of income.

Use of Estimates

The preparation of condensed consolidated unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses for the reporting period. Significant estimates include valuation reserves for accounts receivable, inventories and income taxes, reserves related to self-insurance programs and the valuation of goodwill and indefinite lived intangible assets. While we believe that these estimates are reasonable, actual results could differ from such estimates.

7 of 22

Accounting Changes

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board issued guidance that requires companies to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. We have elected to present separate condensed consolidated unaudited statements of other comprehensive income, which immediately follow the condensed consolidated unaudited statements of income to our condensed consolidated unaudited financial statements.

2. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$39,103	$36,023	$47,570	$43,523
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	2,704	2,456	3,298	2,832

Earnings allocated to Watsco, Inc. shareholders	$36,399	$33,567	$44,272	$40,691

Weighted-average Common and Class B common shares outstanding for basic earnings per share	31,717,204	30,685,087	31,236,915	30,643,560
Basic earnings per share for Common and Class B Common stock	$1.15	$1.09	$1.42	$1.33
Allocation of earnings for Basic:
Common stock	$33,137	$30,445	$40,244	$36,901
Class B common stock	3,262	3,122	4,028	3,790

	$36,399	$33,567	$44,272	$40,691

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$39,103	$36,023	$47,570	$43,523
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	2,702	2,453	3,297	2,831

Earnings allocated to Watsco, Inc. shareholders	$36,401	$33,570	$44,273	$40,692

Weighted-average Common and Class B common shares outstanding for basic earnings per share	31,717,204	30,685,087	31,236,915	30,643,560
Effect of dilutive stock options	66,503	85,208	72,173	88,973

Weighted-average Common and Class B common shares outstanding for diluted earnings per share	31,783,707	30,770,295	31,309,088	30,732,533

Diluted earnings per share for Common and Class B common stock	$1.15	$1.09	$1.41	$1.32
Anti-dilutive stock options not included above	1,319	3,297	1,269	3,050

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year and adjusts for the dilutive effects of outstanding stock options using the treasury stock method; therefore, no allocation of earnings to Class B common stock is required. As of June 30, 2012 and 2011, our outstanding Class B common stock was convertible into 2,842,055 and 2,854,093 shares of our Common stock, respectively.

3. OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income consists of the currency translation adjustment associated with the use of local currency by our Canadian operations as its functional currency, changes in the unrealized (loss) gain on available-for-sale securities and the effective portion of a cash flow hedge that matured in October 2011. The tax effects allocated to each component of other comprehensive (loss) income are as follows:

8 of 22

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Foreign currency translation adjustment	$(4,840)	—	$(4,840)	—

Unrealized (loss) gain on available-for-sale securities	$(6)	$(7)	$23	$4
Income tax (benefit) expense	(2)	(3)	11	1

Unrealized (loss) gain on available-for-sale securities, net of tax	$(4)	$(4)	$12	$3

Unrealized gain on derivative instrument	—	$118	—	$233
Income tax expense	—	45	—	89

Unrealized gain on derivative instrument, net of tax	—	$73	—	$144

Other comprehensive (loss) income	$(4,844)	$69	$(4,828)	$147

The changes in accumulated other comprehensive loss, net of tax, are as follows:

Six Months Ended June 30,	2012	2011
Foreign currency translation adjustment:
Beginning balance	$—	$—
Current period other comprehensive loss	4,840	—

Ending balance	$4,840	$—

Available-for-sale securities:
Beginning balance	$352	$355
Current period other comprehensive income	12	3

Ending balance	$340	$352

Derivative instrument:
Beginning balance	$—	$238
Current period other comprehensive income	—	144

Ending balance	$—	$94

Accumulated other comprehensive loss, net of tax	$5,180	$446

4. DERIVATIVE FINANCIAL INSTRUMENTS

On a regular basis, we use certain derivatives as economic hedges of foreign currency exposure. Although these derivatives were not designated as hedges and/or did not qualify for hedge accounting, they were effective economic hedges. The changes in fair value of economic hedges are immediately recognized in earnings. During the quarter and six months ended June 30, 2012, we entered into foreign currency forward contracts to offset the earnings impact that foreign currency exchange rate fluctuations have on certain monetary liabilities that are denominated in nonfunctional currencies. The changes in fair value of these foreign currency forward contracts was $247 for both the quarter and six months ended June 30, 2012, and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income. The total notional value of our foreign currency exchange contracts as of June 30, 2012 was $24,030, and such contracts have varying terms expiring through August 2012. See Note 5.

We were party to an interest rate swap agreement with a notional amount of $10,000 that matured in October 2011 and was designated as a cash flow hedge. The swap effectively exchanged the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. For the quarter and six months ended June 30, 2011, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

9 of 22

5. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

Description	Fair Value at June 30, 2012	Fair Value Measurements at June 30, 2012 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$186	$186	—	—

Liabilities:
Derivative financial instruments	$247	—	$247	—

Description	Fair Value at December 31, 2011	Fair Value Measurements at December 31, 2011 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$163	$163	—	—

The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:

Available-for-sale securities – the investments are exchange-traded equity securities. Fair values for these investments are based on closing stock prices from active markets and are therefore classified within Level 1 of the fair value hierarchy. The fair value of available-for-sale securities is included in other assets in our condensed consolidated balance sheets.

Derivative financial instruments – the derivatives are foreign currency forward contracts. Fair value is based on observable market inputs, such as forward rates, in active markets and therefore the derivatives are classified within Level 2 of the valuation hierarchy. The fair value of the derivative financial instruments is included in accrued expenses and other current liabilities in our condensed consolidated balance sheet.

There were no transfers in and out of Level 1 and Level 2 during the six months ended June 30, 2012.

6. ACQUISITIONS

Carrier Enterprise III

On April 27, 2012, we completed the formation of a joint venture with UTC Canada Corporation (“UTC Canada”), an affiliate of Carrier, to distribute Carrier, Bryant and Payne branded residential, light-commercial and commercial applied HVAC products in Canada. The newly formed joint venture, Carrier Enterprise Canada, L.P. (“Carrier Enterprise III”), operates 35 locations throughout all of the provinces and territories in Canada. In the formation of the joint venture, UTC Canada contributed its Canadian distribution business and retained a 40% noncontrolling interest in Carrier Enterprise III. Total consideration paid by us for our 60% controlling interest in Carrier Enterprise III included cash consideration of $82,158 and the issuance to UTC Canada of 1,250,000 shares of Common stock having a fair value of $93,250. The final purchase price is subject to a working capital adjustment pursuant to the asset purchase agreement that we entered into with UTC Canada and is expected to be finalized during the third quarter of 2012.

Based on our preliminary valuation, we anticipate that the purchase price will result in the recognition of $219,978 in goodwill and intangibles. The preliminary valuation of fair value is based on the best information available as of the date of this filing and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment or market conditions, among other things. Although management believes that the estimates are reasonable, an adjustment to the future cash flows could materially impact the valuation and our consolidated results of operations or financial position. For Canadian income tax purposes, seventy-five percent of the tax basis of the acquired goodwill is amortized at a rate of 7% annually on a declining balance basis.

The preliminary purchase price allocation is based upon a purchase price of $175,408 which represents the fair value of our 60% controlling interest in Carrier Enterprise III. The table below presents the allocation of the total consideration to tangible and intangible assets acquired, liabilities assumed and the noncontrolling interest from the acquisition of our 60% controlling interest in Carrier Enterprise III based on the respective fair values as of April 27, 2012:

10 of 22

Cash	$10
Accounts receivable	45,872
Inventories	55,024
Other current assets	481
Property and equipment	2,517
Goodwill and intangible assets	219,978
Other assets	978
Accounts payable and accrued expenses	(44,208)
Noncontrolling interest	(105,244)

Total preliminary purchase price	$175,408

The fair value of the noncontrolling interest was determined by applying a pro-rata value of the total invested capital adjusted for a discount for lack of control that market participants would consider when estimating the fair value of the noncontrolling interest.

Carrier Enterprise II

In 2011, we formed a second joint venture with Carrier that comprises the combination of two transactions. On April 29, 2011, Carrier contributed 28 of its company-owned locations in eight Northeast U.S. states, and we contributed 14 locations in the Northeast U.S. On July 29, 2011, we purchased Carrier’s distribution operations in Mexico, which included seven locations. Collectively, the Northeast locations and the Mexico operations are referred to as Carrier Enterprise II. We have a 60% controlling interest in Carrier Enterprise II, and Carrier has a 40% noncontrolling interest.

The unaudited pro forma financial information, combining our results of operations with the operations of Carrier Enterprise II and Carrier Enterprise III as if the joint ventures had been consummated on January 1, 2011, is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,036,245	$1,009,234	$1,740,222	$1,663,275

Net income	60,428	59,583	73,601	74,937
Less: net income attributable to noncontrolling interest	21,629	21,059	26,710	27,355

Net income attributable to Watsco, Inc.	$38,799	$38,524	$46,891	$47,582

Diluted earnings per share for Common and Class B common stock	$1.13	$1.12	$1.36	$1.39

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information from the beginning of the periods presented until the respective acquisition dates of the above-described Canadian, Northeast U.S. and Mexican operations includes adjustments to record income taxes related to our portion of Carrier Enterprise II’s and Carrier Enterprise III’s income, amortization related to identified intangible assets with finite lives and interest expense on borrowings incurred to acquire our 60% controlling interests. This unaudited pro forma financial information does not include adjustments to add or remove certain corporate expenses of Carrier Enterprise II and Carrier Enterprise III, which may or may not be incurred in future periods, or adjustments for depreciation or synergies that may be realized subsequent to the acquisition dates. This unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we acquired our 60% controlling interest in and operated Carrier Enterprise II and Carrier Enterprise III as of the beginning of the periods presented.

7. DEBT

On April 27, 2012, we entered into an unsecured, five-year $500,000 syndicated revolving credit agreement, which replaced in its entirety both our maturing five-year $300,000 revolving credit agreement and Carrier Enterprise I’s three-year $125,000 secured revolving credit agreement. Proceeds from the new facility were used to repay approximately $72,000 outstanding under the prior facilities and $82,000 for the acquisition of Carrier Enterprise III. Additional proceeds may be used for, among other things, funding seasonal working capital needs and other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. Included in the facility are a $50,000 swingline subfacility, a $50,000 letter of credit subfacility and a $75,000 multicurrency borrowing sublimit. Borrowings bear interest at either LIBOR-based rates plus a spread which ranges from 100 to 275 basis-points (LIBOR plus 137.5 basis-points at June 30, 2012), depending upon our ratio of total debt to EBITDA, or on rates based on the higher of the Prime rate or the Federal Funds rate, in each case plus a spread which ranges from 0 to 175 basis-points

11 of 22

(37.5 basis-points at June 30, 2012), depending upon our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment, ranging from 12.5 to 40 basis-points (17.5 basis-points at June 30, 2012). At June 30, 2012, $235,621 was outstanding under the revolving credit agreement. The credit agreement matures in April 2017. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2012.

8. SHAREHOLDERS’ EQUITY

Common Stock Dividends

Cash dividends of $0.62 per share, $0.57 per share, $1.24 per share and $1.09 per share of Common and Class B common stock were paid during the quarters and six months ended June 30, 2012 and 2011, respectively.

Non-Vested (Restricted) Stock

During the quarter ended June 30, 2011, we granted 22,750 shares of non-vested (restricted) stock. No shares of non-vested (restricted) stock were granted during the quarter ended June 30, 2012. During the six months ended June 30, 2012 and 2011, we granted 58,301 and 414,602 shares of non-vested (restricted) stock, respectively. For the quarter and six months ended June 30, 2011, 2,527 shares of Common stock with an aggregate fair market value of $180, were delivered to us as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. These shares were retired upon delivery.

Stock Options

During the quarters ended June 30, 2012 and 2011, 69,334 and 6,500, respectively, of stock options were exercised for Common stock. During the six months ended June 30, 2012 and 2011, 90,834 and 72,300, respectively, of stock options were exercised for Common stock. Cash received from Common stock issued upon the exercise of stock options during the quarters and six months ended June 30, 2012 and 2011, was $1,822, $228, $2,809 and $2,635, respectively. During the quarter and six months ended June 30, 2012, 19,567 shares of Common stock with an aggregate fair market value of $1,449 were delivered to us as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended June 30, 2012 and 2011, 2,632 and 3,395, shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $186 and $232, respectively. During the six months ended June 30, 2012 and 2011, 5,594 and 7,392 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $380 and $473, respectively.

401(k) Plan

During the six months ended June 30, 2012 and 2011, 26,991 and 27,240 shares of Common stock were issued to our profit sharing retirement plan, respectively, representing the discretionary matching contribution of $1,772 and $1,718, respectively.

Noncontrolling Interest

We have a 60% controlling interest in the joint ventures with Carrier, and Carrier has a 40% noncontrolling interest. The following table reconciles shareholders’ equity attributable to the noncontrolling interest:

Noncontrolling interest at December 31, 2011	$198,920
Distributions to noncontrolling interest	(3,361)
Foreign currency translation adjustment	(3,826)
Net income attributable to noncontrolling interest	26,824
Fair value of noncontrolling interest in Carrier Enterprise III	105,244

Noncontrolling interest at June 30, 2012	$323,801

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

12 of 22

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amounts of $4,845 and $4,631 at June 30, 2012 and December 31, 2011, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

10. RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 60%, 48%, 57% and 45% of all purchases made during the quarters and six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and December 31, 2011, approximately $96,000 and $41,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2012 and 2011 include $10,064, $7,693, $16,848 and $11,797, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

Carrier Enterprise II entered into Transactional Services Agreements (“TSAs”) with Carrier, pursuant to which Carrier performs certain business processes on its behalf, including processes involving the use of certain information technologies. The services provided by Carrier pursuant to the TSAs terminated on April 30, 2012. The fees related to these TSAs were $223, $148, $807 and $148, respectively, for the quarters and six months ended June 30, 2012 and 2011, and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income. At June 30, 2012 and December 31, 2011, $89 and $941, respectively, related to theses TSAs was payable to Carrier and is included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

Carrier Enterprise III entered into TSAs with UTC Canada, pursuant to which UTC Canada performs certain business processes on behalf of Carrier Enterprise III, including processes involving the use of certain information technologies, and UTC Canada entered into TSAs with Carrier Enterprise III, pursuant to which Carrier Enterprise III performs certain business processes on behalf of UTC Canada. The services provided pursuant to the TSAs terminate on various dates but may be extended as agreed upon by the parties. The fees payable by Carrier Enterprise III to UTC Canada under one TSA were substantially offset by the fees payable to UTC Canada to Carrier Enterprise III under the other TSA.

11. SUBSEQUENT EVENT

On July 2, 2012, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if substantially realized, in whole or in part, that the information will have the expected consequences to, or effects on, our business or operations. For additional information identifying other important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our SEC filings, including but not limited to, the discussion included in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2011 under the headings “Business Risk Factors” and “General Risk Factors.” Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as required by applicable law.

The following information should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto included under Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 in Florida and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. At June 30, 2012, we operated from 575 locations in 38 states, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean.

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

Joint Ventures with Carrier Corporation

In 2009, we formed a joint venture with Carrier Corporation (“Carrier”), which we refer to as Carrier Enterprise I, in which Carrier contributed 95 of its company-owned locations in 13 U.S. Sun Belt states and Puerto Rico and its export division in Miami, Florida, and we contributed 15 locations that distributed Carrier products. We have a 60% controlling interest in Carrier Enterprise I, Carrier has a 40% noncontrolling interest and we have options to purchase from Carrier up to an additional 20% interest in Carrier Enterprise I (10% in July 2012 and 10% in July 2014). On July 2, 2012, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our ownership interest to 70%.

In 2011, we formed a second joint venture with Carrier and completed two additional transactions. In April 2011, Carrier contributed 28 of its company-owned locations in eight Northeast U.S. states, and we contributed 14 locations in the Northeast U.S. In July 2011, we purchased Carrier’s distribution operations in Mexico, which included seven locations. Collectively, the Northeast locations and the Mexico operations are referred to as Carrier Enterprise II. We have a 60% controlling interest in Carrier Enterprise II, and Carrier has a 40% noncontrolling interest. Neither we nor Carrier have any options to purchase additional ownership interests in Carrier Enterprise II.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on February 29, 2012. We believe that there have been no significant changes during the quarter or six months ended June 30, 2012 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Items Affecting Comparability Between Periods

Accounting Changes

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the impact of changes in accounting standards.

15 of 22

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues for the quarters and six months ended June 30, 2012 and 2011:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.4	75.9	76.4	75.4

Gross profit	23.6	24.1	23.6	24.6
Selling, general and administrative expenses	15.1	15.6	17.2	18.1

Operating income	8.5	8.5	6.4	6.5
Interest expense, net	0.1	0.1	0.1	0.1

Income before income taxes	8.4	8.4	6.3	6.4
Income taxes	2.3	2.5	1.8	1.9

Net income	6.1	5.9	4.5	4.5
Less: net income attributable to noncontrolling interest	2.2	1.8	1.6	1.4

Net income attributable to Watsco, Inc.	3.9%	4.1%	2.9%	3.1%

The following narratives include the results of operations for businesses acquired during 2012 and 2011. The results of operations for these acquisitions have been included in our condensed consolidated unaudited statements of income beginning on their respective dates of acquisition. See Note 6 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for the pro forma financial information combining our results of operations with the operations of Carrier Enterprise II and Carrier Enterprise III.

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At June 30, 2012 and 2011, 75 and 47 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended June 30, 2012:

Number of Locations
June 30, 2011	526
Acquired	7
Opened	13
Closed	(4)

December 31, 2011	542
Acquired	35
Opened	7
Closed	(9)

June 30, 2012	575

Second Quarter 2012 Compared to Second Quarter 2011

Revenues

Revenues for the quarter ended June 30, 2012 increased $128.3 million, or 15%, compared to the same period in 2011, including $110.7 million attributable to the 70 new Carrier Enterprise II and III locations acquired in 2011 and 2012, and $3.1 million from other locations opened during the preceding 12 months, partially offset by $5.5 million from closed locations. On a same-store basis, revenues increased $20.0 million, or 2%, as compared to the same period in 2011, reflecting a 5% increase in sales of HVAC equipment, a 4% decrease in sales of other HVAC products and a 16% increase in sales of commercial refrigeration products. The increase in same-store revenues is primarily due to strong demand for the replacement of commercial HVAC equipment.

Gross Profit

Gross profit for the quarter ended June 30, 2012 increased $25.3 million, or 12%, compared to the same period in 2011, primarily as a result of increased revenues. Gross profit margin for the quarter ended June 30, 2012 declined 50 basis-points to 23.6% versus 24.1% for the same period in 2011, primarily due to a shift in sales mix toward HVAC equipment and growth in sales of commercial products, which generate a lower gross profit margin than non-equipment products.

16 of 22

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2012 increased $14.9 million, or 11%, compared to the same period in 2011, primarily as a result of increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended June 30, 2012 decreased to 15.1% from 15.6% for the same period in 2011. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to leveraging of fixed operating costs as compared to 2011. For the quarters ended June 30, 2012 and 2011, selling, general and administrative expenses include $0.4 million and $0.5 million, respectively, of acquisition-related costs. On a same-store basis, selling, general and administrative expenses decreased 2% as compared to the same period in 2011.

Interest Expense, Net

Net interest expense for the quarter ended June 30, 2012 increased $0.4 million, or 35%, compared to the same period in 2011, primarily as a result of an increase in average outstanding borrowings during 2012.

Income Taxes

Income taxes increased to $23.6 million for the quarter ended June 30, 2012 as compared to $22.3 million for the quarter ended June 30, 2011 and are a composite of the income taxes attributable to our wholly owned operations and investments and 60% of income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to us was 36.9% and 38.0% for the quarters ended June 30, 2012 and 2011, respectively. The decrease is primarily due to lower effective tax rates for income generated by our foreign subsidiaries and certain non-recurring tax benefits realized in 2012.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended June 30, 2012 increased $3.1 million, or 9%, compared to the same period in 2011. The increase was primarily driven by higher revenues and reduced selling, general and administrative expenses as a percent of revenues as discussed above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Revenues for the six months ended June 30, 2012 increased $227.4 million, or 16%, compared to the same period in 2011, including $173.9 million attributable to the 70 new Carrier Enterprise II and III locations and $5.6 million from other locations opened during the preceding 12 months, offset by $10.4 million from closed locations. On a same-store basis, revenues increased $58.3 million, or 4%, as compared to the same period in 2011. Revenues reflect a 7% increase in sales of HVAC equipment, a 3% decrease in sales of other HVAC products and a 19% increase in sales of commercial refrigeration products. The increase in same-store revenues is primarily due to strong demand for the replacement of residential and commercial HVAC equipment.

Gross Profit

Gross profit for the six months ended June 30, 2012 increased $40.9 million, or 12%, compared to the same period in 2011, primarily as a result of increased revenues. Gross profit margin for the six months ended June 30, 2012 declined 100 basis-points to 23.6% versus 24.6% for the same period in 2011, primarily due to a shift in sales mix toward HVAC equipment, which generates a lower gross profit margin than non-equipment products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2012 increased $27.4 million, or 11%, compared to the same period in 2011, primarily as a result of increased revenues. Selling, general and administrative expenses as a percent of revenues for the six months ended June 30, 2012 decreased to 17.2% from 18.1% for the same period in 2011. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to leveraging of fixed operating costs as compared to 2011. For the six months ended June 30, 2012 and 2011, selling, general and administrative expenses include $0.7 million and $0.8 million, respectively, of acquisition-related costs. On a same-store basis, selling, general, and administrative expenses decreased 1% as compared to 2011.

Interest Expense, Net

Net interest expense for the six months ended June 30, 2012 increased $0.4 million, or 23%, compared to the same period in 2011, primarily as a result of an increase in average outstanding borrowings during 2012.

17 of 22

Income Taxes

Income taxes increased to $29.1 million for the six months ended June 30, 2012 as compared to $27.0 million for the six months ended June 30, 2011 and are a composite of the income taxes attributable to our wholly owned operations and investments and 60% of income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to us was 37.0% and 38.0% for the six months ended June 30, 2012 and 2011, respectively. The decrease is primarily due to lower effective tax rates for income generated by our foreign subsidiaries and certain non-recurring tax benefits realized in 2012.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the six months ended June 30, 2012 increased $4.0 million, or 9%, compared to the same period in 2011. The increase was primarily driven by higher revenues and reduced selling, general and administrative expenses as a percent of revenues as discussed above.

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

We believe that our operating cash flows, cash on hand and funds available for borrowing under our line of credit will be sufficient to satisfy our liquidity needs in the foreseeable future, including the exercise of our option to acquire an additional 10% ownership interest in Carrier Enterprise I in the third quarter of 2012 for approximately $52.0 million. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

Any future disruption in the capital and credit markets, such as those experienced in 2008, could adversely affect our ability to draw on our line of credit. Our access to funds under the line of credit is dependent on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in capital and credit markets also may affect the determination of interest rates for borrowers, particularly rates based on LIBOR, such as the rates under our line of credit. Any future disruptions in these markets and their effect on interest rates could result in increased borrowing costs and/or reduced borrowing capacity under our line of credit.

Working Capital

Working capital increased to $856.3 million at June 30, 2012 from $605.1 million at December 31, 2011, reflecting the 35 new locations added by Carrier Enterprise III in 2012, which in aggregate added $64.8 million of working capital. Excluding these new locations, working capital increased to $791.5 million, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business.

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2012 and 2011:

	2012	2011	Change
Cash flows used in operating activities	$(59.6)	$(42.2)	$(17.4)
Cash flows used in investing activities	$(88.9)	$(41.1)	$(47.8)
Cash flows provided by (used in) financing activities	$168.0	$(24.6)	$192.6

18 of 22

Operating Activities

The increase in net cash used in operating activities was principally attributable to changes in operating assets and liabilities, which were primarily composed of higher levels of inventory due to our seasonal buildup and lower levels of accounts payable and other liabilities in 2012 due to timing of payments, partially offset by higher accounts receivable driven by increased sales volume in 2012.

Investing Activities

The increase in net cash used in investing activities is due to the purchase of our 60% controlling interest in Carrier Enterprise III for cash consideration of $82.1 million and higher capital expenditures in 2012.

Financing Activities

The increase in net cash provided by financing activities was primarily attributable to higher net borrowings under our revolving credit agreement, a decrease in distributions to the noncontrolling interest and a non-recurring $32.0 million return of capital to the noncontrolling interest in 2011, partially offset by an increase in dividends paid in 2012.

Revolving Credit Agreement

On April 27, 2012, we entered into an unsecured, five-year $500.0 million syndicated revolving credit agreement, which replaced in its entirety both our maturing five-year $300.0 million revolving credit agreement and Carrier Enterprise I’s three-year $125.0 million secured revolving credit agreement. Proceeds from the new facility were used to repay approximately $72.0 million outstanding under the prior facilities and $82.0 million for the acquisition of Carrier Enterprise III. Additional proceeds may be used for, among other things, funding seasonal working capital needs and other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. Included in the facility are a $50.0 million swingline subfacility, a $50.0 million letter of credit subfacility and a $75.0 million multicurrency borrowing sublimit. Borrowings bear interest at either LIBOR-based rates plus a spread which ranges from 100 to 275 basis-points (LIBOR plus 137.5 basis-points at June 30, 2012), depending upon our ratio of total debt to EBITDA, or on rates based on the higher of the Prime rate or the Federal Funds rate, in each case plus a spread which ranges from 0 to 175 basis-points (37.5 basis-points at June 30, 2012), depending upon our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment, ranging from 12.5 to 40 basis-points (17.5 basis-points at June 30, 2012). At June 30, 2012, $235.6 million was outstanding under the revolving credit agreement. The credit agreement matures in April 2017. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2012.

Acquisitions

On April 27, 2012, we completed the formation of a joint venture with UTC Canada to distribute Carrier, Bryant and Payne branded residential, light-commercial and commercial applied HVAC products in Canada. The newly formed joint venture, Carrier Enterprise III, operates 35 locations throughout all of the provinces and territories in Canada. In the formation of the joint venture, UTC Canada contributed its Canadian distribution business and retained a 40% noncontrolling interest in Carrier Enterprise III. Total consideration paid by us for our 60% controlling interest in Carrier Enterprise III included cash consideration of $82.1 million and the issuance to UTC Canada of 1,250,000 shares of Common stock having a fair value of $93.3 million. The final purchase price is subject to working capital adjustments pursuant to the Asset Purchase Agreement that we entered into with UTC Canada.

On July 2, 2012, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I for cash consideration of approximately $52.0 million, following which we have a 70% controlling interest in Carrier Enterprise I.

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

Common Stock Dividends

Cash dividends of $1.24 per share and $1.09 per share of Common and Class B common stock were paid during the six months ended June 30, 2012 and 2011, respectively. On July 2, 2012, the Board of Directors declared a regular quarterly cash dividend of $0.62 per share of Common and Class B common stock that was paid on July 31, 2012 to shareholders of record as of July 16, 2012. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, restrictions under our revolving credit agreement, future prospects and other factors deemed relevant by our Board of Directors.

19 of 22

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended June 30, 2012 or 2011. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. The repurchase of up to the remaining 1,129,087 shares authorized for repurchase is subject to certain restrictions included in our revolving credit agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to fluctuations in foreign currency exchange rates and interest rates. To manage certain of these exposures, we use derivative financial instruments, including forward contracts and swaps. We do not use derivative financial instruments for trading purposes.

Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying in currencies other than local currencies. The principal foreign currency exchange rates to which we are exposed are the Canadian dollar and Mexican peso. We manage our exposure to foreign currency exchange rate risk by using forward currency option contracts to hedge foreign currency exposure. These instruments are not designated as hedging instruments. The total notional value of foreign currency forward contracts as of June 30, 2012 was $24.0 million, and such contracts have varying terms expiring through August 2012.

Our revolving credit facility exposes us to interest rate risk because borrowings thereunder accrue interest at one or more variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we have historically entered into interest rate swap agreements with financial institutions that have investment grade credit ratings, thereby minimizing credit risk associated with these instruments. We do not currently hold any derivative contracts that hedge our interest rate exposure, but we may enter into such instruments in the future.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of the 35 locations added by Carrier Enterprise II in 2011 or the 35 locations added by Carrier Enterprise III in 2012, which collectively represented approximately 26% of our total consolidated assets at June 30, 2012 and approximately 13% of our consolidated revenues for the six months ended June 30, 2012. From the respective acquisition dates to June 30, 2012, the processes and systems of Carrier Enterprise II and Carrier Enterprise III did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in litigation incidental to the operation of our business. We vigorously defend all matters in which we or our subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse

20 of 22

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

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended June 30, 2012 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6. EXHIBITS

3.1	Composite Articles of Incorporation of Watsco, Inc.

10.1	Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders From Time to Time Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Watsco, Inc.’s Current Report on Form 8-K dated April 27, 2012 and filed with the SEC on May 4, 2012).

10.2	Carrier Enterprise Canada (G.P.), Inc. Shareholders’ Agreement dated as of April 27, 2012 (incorporated herein by reference to Exhibit 10.2 to Watsco, Inc.’s Current Report on Form 8-K dated April 27, 2012 and filed with the SEC on May 4, 2012).

10.3	Second Amended and Restated Shareholder Agreement by and among Watsco, Inc., Carrier Corporation and UTC Canada Corporation, dated as of April 27, 2012 (incorporated herein by reference to Exhibit 10.4 to Watsco, Inc.’s Current Report on Form 8-K dated April 27, 2012 and filed with the SEC on May 4, 2012).

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

21 of 22

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

August 9, 2012	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

22 of 22

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Composite Articles of Incorporation of Watsco, Inc.

10.1	Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders From Time to Time Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Watsco, Inc.’s Current Report on Form 8-K dated April 27, 2012 and filed with the SEC on May 4, 2012).

10.2	Carrier Enterprise Canada (G.P.), Inc. Shareholders’ Agreement dated as of April 27, 2012 (incorporated herein by reference to Exhibit 10.2 to Watsco, Inc.’s Current Report on Form 8-K dated April 27, 2012 and filed with the SEC on May 4, 2012).

10.3	Second Amended and Restated Shareholder Agreement by and among Watsco, Inc., Carrier Corporation and UTC Canada Corporation, dated as of April 27, 2012 (incorporated herein by reference to Exhibit 10.4 to Watsco, Inc.’s Current Report on Form 8-K dated April 27, 2012 and filed with the SEC on May 4, 2012).

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.