Form 10-Q
period 2012-09-30
WATSCO INC
filed 2012-11-08
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,774,883 shares of Common stock ($0.50 par value), excluding treasury shares of 6,322,650 and 4,717,653 shares of Class B common stock ($0.50 par value), excluding treasury shares of 48,263, were outstanding as of November 2, 2012.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 22

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$1,020,859	$914,039	$2,666,172	$2,331,926
Cost of sales	778,354	694,632	2,034,570	1,764,342

Gross profit	242,505	219,407	631,602	567,584
Selling, general and administrative expenses	156,808	145,096	440,125	401,034

Operating income	85,697	74,311	191,477	166,550
Interest expense, net	1,185	1,352	3,423	3,171

Income before income taxes	84,512	72,959	188,054	163,379
Income taxes	24,981	21,141	54,129	48,167

Net income	59,531	51,818	133,925	115,212
Less: net income attributable to noncontrolling interest	18,526	18,271	45,350	38,142

Net income attributable to Watsco, Inc.	$41,005	$33,547	$88,575	$77,070

Earnings per share for Common and Class B common stock:
Basic	$1.19	$1.02	$2.62	$2.35

Diluted	$1.19	$1.02	$2.61	$2.34

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$59,531	$51,818	$133,925	$115,212
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	4,731	—	(109)	—
Unrealized gain (loss) on available-for-sale securities arising during the period	15	(23)	27	(20)
Unrealized gain on derivative instrument arising during the period	—	77	—	221

Other comprehensive income (loss)	4,746	54	(82)	201

Comprehensive income	64,277	51,872	133,843	115,413
Less: comprehensive income attributable to noncontrolling interest	18,526	18,271	45,350	38,142

Comprehensive income attributable to Watsco, Inc.	$45,751	$33,601	$88,493	$77,271

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,961	$15,673
Accounts receivable, net	455,674	327,664
Inventories	618,077	465,349
Other current assets	21,258	19,491

Total current assets	1,140,970	828,177

Property and equipment, net	42,715	39,455
Goodwill	385,826	319,440
Intangible assets, net	223,157	75,366
Other assets	7,149	5,710

	$1,799,817	$1,268,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,563	$127,359
Accrued expenses and other current liabilities	108,634	75,661
Current portion of other long-term obligations	7	19
Borrowings under revolving credit agreement	—	20,000

Total current liabilities	328,204	223,039

Long-term obligations:
Borrowings under revolving credit agreement	202,180	—
Other long-term obligations, net of current portion	14	—

Total long-term obligations	202,194	—

Deferred income taxes and other liabilities	48,096	43,399

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,047	17,338
Class B common stock, $0.50 par value	2,383	2,350
Preferred stock, $0.50 par value	—	—
Paid-in capital	589,347	493,519
Accumulated other comprehensive loss, net of tax	(434)	(352)
Retained earnings	430,556	404,360
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	925,474	802,790
Noncontrolling interest	295,849	198,920

Total shareholders’ equity	1,221,323	1,001,710

	$1,799,817	$1,268,148

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2011

(In thousands)

	2012	2011
Cash flows from operating activities:
Net income	$133,925	$115,212
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,276	8,549
Share-based compensation	5,609	4,658
Deferred income tax provision	4,743	3,333
Non-cash contribution for 401(k) plan	1,772	1,718
Provision for doubtful accounts	396	1,115
Loss on sale of property and equipment	179	409
Excess tax benefits from share-based compensation	(913)	(724)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(81,793)	(62,539)
Inventories	(98,001)	(96,620)
Accounts payable and other liabilities	87,696	(26,805)
Other, net	(446)	(7,010)

Net cash provided by (used in) operating activities	64,443	(58,704)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(132,359)	(44,695)
Capital expenditures	(9,228)	(9,180)
Proceeds from sale of property and equipment	404	422

Net cash used in investing activities	(141,183)	(53,453)

Cash flows from financing activities:
Net proceeds under current revolving credit agreement	252,271	—
Net proceeds from issuances of common stock	3,977	3,356
Excess tax benefits from share-based compensation	913	724
Net proceeds (repayments) of other long-term obligations	2	(51)
Return of capital contribution to noncontrolling interest	—	(32,000)
Payment of fees related to revolving credit agreement	(2,072)	(38)
Distributions to noncontrolling interest	(16,003)	(15,824)
Dividends on Common and Class B common stock	(62,379)	(54,486)
Net (repayments) proceeds under prior revolving credit agreements	(70,000)	105,000

Net cash provided by financing activities	106,709	6,681

Effect of foreign exchange rate changes on cash and cash equivalents	319	—

Net increase (decrease) in cash and cash equivalents	30,288	(105,476)
Cash and cash equivalents at beginning of period	15,673	126,498

Cash and cash equivalents at end of period	$45,961	$21,022

Supplemental cash flow information:
Common stock issued for Carrier Enterprise III	$93,250	—
Net assets of locations contributed to Carrier Enterprise II	—	$14,769

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 22

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2012

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 in Florida and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. The accompanying Watsco September 30, 2012 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco and all of its wholly owned subsidiaries and include the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. See Note 6. All significant intercompany balances and transactions have been eliminated.

The results of operations for the quarter and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during the summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly consistent during the year, except for dependence on housing completions and related weather and economic conditions.

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

7 of 22

2.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$41,005	$33,547	$88,575	$77,070
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	2,822	2,295	6,119	5,105

Earnings allocated to Watsco, Inc. shareholders	$38,183	$31,252	$82,456	$71,965

Weighted-average Common and Class B common shares outstanding for basic earnings per share	32,107,701	30,694,844	31,529,296	30,660,843

Basic earnings per share for Common and Class B common stock	$1.19	$1.02	$2.62	$2.35

Allocation of earnings for Basic:
Common stock	$34,789	$28,347	$74,992	$65,268
Class B common stock	3,394	2,905	7,464	6,697

	$38,183	$31,252	$82,456	$71,965

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$41,005	$33,547	$88,575	$77,070
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	2,820	2,293	6,115	5,101

Earnings allocated to Watsco, Inc. shareholders	$38,185	$31,254	$82,460	$71,969

Weighted-average Common and Class B common shares outstanding for basic earnings per share	32,107,701	30,694,844	31,529,296	30,660,843
Effect of dilutive stock options	60,465	63,688	68,242	80,452

Weighted-average Common and Class B common shares outstanding for diluted earnings per share	32,168,166	30,758,532	31,597,538	30,741,295

Diluted earnings per share for Common and Class B common stock	$1.19	$1.02	$2.61	$2.34

Anti-dilutive stock options not included in above	2,283	132,750	11,445	22,322

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year and adjusts for the dilutive effects of outstanding stock options using the treasury stock method; therefore, no allocation of earnings to Class B common stock is required. As of September 30, 2012 and 2011, our outstanding Class B common stock was convertible into 2,854,055 and 2,853,096 shares of our Common stock, respectively.

8 of 22

3.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of the currency translation adjustment associated with the use of local currency by our Canadian operations as its functional currency, changes in the unrealized (loss) gain on available-for-sale securities and the effective portion of a cash flow hedge that matured in October 2011. The tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign currency translation adjustment	$4,731	—	$(109)	—

Unrealized (loss) gain on available-for-sale securities	$28	$(37)	$51	$(33)
Income tax (benefit) expense	13	(14)	24	(13)

Unrealized (loss) gain on available-for-sale securities, net of tax	$15	$(23)	$27	$(20)

Unrealized gain on derivative instrument	—	$124	—	$357
Income tax expense	—	47	—	136

Unrealized gain on derivative instrument, net of tax	—	$77	—	$221

Other comprehensive (loss) income	$4,746	$54	$(82)	$201

The changes in accumulated other comprehensive loss, net of tax, are as follows:

Nine Months Ended September 30,	2012	2011
Foreign currency translation adjustment:
Beginning balance	$—	$—
Current period other comprehensive loss	109	—

Ending balance	$109	$—

Available-for-sale securities:
Beginning balance	$352	$355
Current period other comprehensive income (loss)	27	(20)

Ending balance	$325	$375

Derivative instrument:
Beginning balance	$—	$238
Current period other comprehensive income	—	221

Ending balance	$—	$17

Accumulated other comprehensive loss, net of tax	$434	$392

4.	DERIVATIVE FINANCIAL INSTRUMENTS

On a regular basis, we use certain derivatives as economic hedges of foreign currency exposure. Although these derivatives were not designated as hedges and/or did not qualify for hedge accounting, they were effective economic hedges. The changes in fair value of economic hedges are immediately recognized in earnings. During the quarter and nine months ended September 30, 2012, we entered into foreign currency forward contracts to offset the earnings impact that foreign currency exchange rate fluctuations have on certain monetary liabilities that are denominated in nonfunctional currencies. The changes in fair value of these foreign currency forward contracts were $14 and $233 for the quarter and nine months ended September 30, 2012, respectively, and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income. The total notional value of our foreign currency exchange contracts as of September 30, 2012 was $33,960, and such contracts have varying terms expiring through December 2012. See Note 5.

We were party to an interest rate swap agreement with a notional amount of $10,000 that matured in October 2011 and had been designated as a cash flow hedge. The swap effectively exchanged the variable rate of 30-day LIBOR to a fixed interest rate of 5.07%. For the quarter and nine months ended September 30, 2011, the hedging relationship was determined to be highly effective in achieving offsetting changes in cash flows.

9 of 22

5.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

Description	Fair Value at September 30, 2012	Fair Value Measurements at September 30, 2012 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$214	$214	—	—

Liabilities:
Derivative financial instruments	$233	—	$233	—

Description	Fair Value at December 31, 2011	Fair Value Measurements at December 31, 2011 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$163	$163	—	—

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

There were no transfers in or out of Level 1 and Level 2 during the nine months ended September 30, 2012.

6.	ACQUISITIONS

Carrier Enterprise I

Carrier Enterprise, LLC (“Carrier Enterprise I”) is a joint venture formed on July 1, 2009 with Carrier that operates a network of locations primarily throughout the U.S. Sun Belt. Since its inception, we had owned 60% of the joint venture and Carrier had owned 40%. We had an option to purchase an additional 10% ownership interest in Carrier Enterprise I, which was exercisable beginning on July 1, 2012. On July 2, 2012, we exercised this option and acquired an additional 10% ownership interest in Carrier Enterprise I for cash consideration of $51,880. We have a second option to purchase an additional 10% interest in Carrier Enterprise I, which becomes exercisable beginning on July 1, 2014.

Carrier Enterprise II

In 2011, we formed a second joint venture with Carrier composed of the combination of two transactions. On April 29, 2011, Carrier contributed 28 of its company-owned locations in eight Northeast U.S. states, and we contributed 14 locations in the Northeast U.S. On July 29, 2011, we purchased Carrier’s distribution operations in Mexico, which included seven locations. Collectively, the Northeast locations and the Mexico operations are referred to as Carrier Enterprise II. We have a 60% controlling interest in Carrier Enterprise II, and Carrier has a 40% noncontrolling interest.

Carrier Enterprise III

On April 27, 2012, we completed the formation of a joint venture with UTC Canada Corporation (“UTC Canada”), an affiliate of Carrier, to distribute Carrier, Bryant and Payne branded residential, light-commercial and commercial applied HVAC products in Canada. The newly formed joint venture, Carrier Enterprise Canada, L.P. (“Carrier Enterprise III”), operates 35 locations throughout all of the provinces and territories in Canada. In the formation of the joint venture, UTC Canada contributed its Canadian distribution business and retained a 40% noncontrolling interest in Carrier Enterprise III. Total consideration paid by us for our 60% controlling interest in Carrier Enterprise III included cash consideration of $82,158 and the issuance to UTC Canada of 1,250,000 shares of Common stock having a fair value of $93,250. The final purchase price was subject to a $1,669 working capital adjustment pursuant to the asset purchase agreement that we entered into with UTC Canada.

10 of 22

Based on our preliminary valuation, we anticipate that the purchase price will result in the recognition of $216,463 in goodwill and intangibles. The preliminary valuation of fair value is based on the best information available as of the date of this filing and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment or market conditions, among other things. Although management believes that the estimates are reasonable, an adjustment to the future cash flows could materially impact the valuation and our consolidated results of operations or financial position. For Canadian income tax purposes, seventy-five percent of the tax basis of the acquired goodwill is amortized at a rate of 7% annually on a declining balance basis.

The preliminary purchase price allocation is based upon a purchase price of $173,739 which represents the fair value of our 60% controlling interest in Carrier Enterprise III. The table below presents the allocation of the total consideration to tangible and intangible assets acquired, liabilities assumed and the noncontrolling interest from the acquisition of our 60% controlling interest in Carrier Enterprise III based on the respective fair values as of April 27, 2012:

Cash	$10
Accounts receivable	46,718
Inventories	55,024
Other current assets	481
Property and equipment	2,517
Goodwill and intangible assets	216,463
Other assets	978
Accounts payable and accrued expenses	(44,208)
Noncontrolling interest	(104,244)

Total preliminary purchase price	$173,739

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

The unaudited pro forma financial information, combining our results of operations with the operations of Carrier Enterprise II and Carrier Enterprise III as if the joint ventures had been consummated on January 1, 2011, is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$1,020,859	$1,013,864	$2,761,081	$2,677,139

Net income	59,531	58,553	133,052	133,490
Less: net income attributable to noncontrolling interest	18,526	22,063	45,236	49,418

Net income attributable to Watsco, Inc.	$41,005	$36,490	$87,816	$84,072

Diluted earnings per share for Common and Class B common stock	$1.19	$1.06	$2.59	$2.46

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information from the beginning of the periods presented until the respective acquisition dates of the above-described Canadian, Northeast U.S. and Mexican operations includes adjustments to record income taxes related to our portion of Carrier Enterprise II and Carrier Enterprise III’s income, amortization related to identified intangible assets with finite lives and interest expense on borrowings incurred to acquire our 60% controlling interests. This unaudited pro forma financial information does not include adjustments to add or remove certain corporate expenses of Carrier Enterprise II and Carrier Enterprise III, which may or may not be incurred in future periods, or adjustments for depreciation or synergies that may be realized subsequent to the acquisition dates. This unaudited pro forma financial information may not necessarily reflect our future results of operations or what the results of operations would have been had we acquired our 60% controlling interest in and operated Carrier Enterprise II and Carrier Enterprise III as of the beginning of the periods presented.

7.	DEBT

On April 27, 2012, we entered into an unsecured, five-year $500,000 syndicated revolving credit agreement, which replaced in its entirety both our maturing five-year $300,000 revolving credit agreement and Carrier Enterprise I’s three-year $125,000 secured revolving credit agreement. Proceeds from the new facility were used to repay approximately $72,000 outstanding under the prior facilities and $82,000 for the acquisition of Carrier Enterprise III. Additional proceeds may be used for, among other things, funding

11 of 22

seasonal working capital needs and other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. Included in the facility are $65,000 swingline subfacilities, a $50,000 letter of credit subfacility and a $75,000 multicurrency borrowing sublimit. Borrowings bear interest at either LIBOR-based rates plus a spread which ranges from 100 to 275 basis-points (LIBOR plus 137.5 basis-points at September 30, 2012), depending upon our ratio of total debt to EBITDA, or on rates based on the higher of the Prime rate or the Federal Funds rate, in each case plus a spread which ranges from 0 to 175 basis-points (37.5 basis-points at September 30, 2012), depending upon our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment, ranging from 12.5 to 40 basis-points (17.5 basis-points at September 30, 2012). At September 30, 2012, $202,180 was outstanding under the revolving credit agreement. The credit agreement matures in April 2017. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2012.

8.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

Cash dividends of $0.62 per share, $0.57 per share, $1.86 per share and $1.66 per share of Common and Class B common stock were paid during the quarters and nine months ended September 30, 2012 and 2011, respectively.

Non-Vested (Restricted) Stock

During the quarters ended September 30, 2012 and 2011, we granted 53,000 and 15,000 shares of non-vested (restricted) stock, respectively. During the nine months ended September 30, 2012 and 2011, we granted 111,301 and 429,602 shares of non-vested (restricted) stock, respectively. During the nine months ended September 30, 2011, 2,527 shares of Common stock with an aggregate fair market value of $180, were delivered to us as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. These shares were retired upon delivery.

Stock Options

During the quarters ended September 30, 2012 and 2011, 18,250 and 3,450, respectively, of stock options were exercised for Common stock. During the nine months ended September 30, 2012 and 2011, 109,084 and 75,750, respectively, of stock options were exercised for Common stock. Cash received from Common stock issued upon the exercise of stock options during the quarters and nine months ended September 30, 2012 and 2011, was $571, $80, $3,380 and $2,715, respectively. During the quarter ended September 30, 2012, 3,592 shares of Common stock with an aggregate fair market value of $276 were delivered to us as payment in lieu of cash for stock option exercises and related tax withholdings. During the nine months ended September 30, 2012, 23,159 shares of Common stock with an aggregate fair market value of $1,725 were delivered to us as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended September 30, 2012 and 2011, 3,126 and 2,739 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $217 and $168, respectively. During the nine months ended September 30, 2012 and 2011, 8,720 and 10,131 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $597 and $641, respectively.

401(k) Plan

During the nine months ended September 30, 2012 and 2011, 26,991 and 27,240 shares of Common stock were issued to our profit sharing retirement plan, respectively, representing the discretionary matching contribution of $1,772 and $1,718, respectively.

Noncontrolling Interest

We have a 60% controlling interest in both Carrier Enterprise II and Carrier Enterprise III, and Carrier has a 40% noncontrolling interest in each. Effective July 2, 2012, our controlling interest in Carrier Enterprise I increased to 70% from 60%, following our exercise of the option described in Note 6. The following table reconciles shareholders’ equity attributable to Carrier’s noncontrolling interest:

Noncontrolling interest at December 31, 2011	$198,920
Foreign currency translation adjustment	(103)
Distributions to noncontrolling interest	(9,373)
Decrease in noncontrolling interest in Carrier Enterprise I	(43,189)
Net income attributable to noncontrolling interest	45,350
Fair value of noncontrolling interest in Carrier Enterprise III	104,244

Noncontrolling interest at September 30, 2012	$295,849

12 of 22

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

We are involved in litigation incidental to the operation of our business. We vigorously defend all matters in which we or our subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect us. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, we do not believe the ultimate liability associated with any known claims or litigation will have a material adverse effect on our financial condition or results of operations.

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amounts of $5,073 and $4,631 at September 30, 2012 and December 31, 2011, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

10.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 57%, 51%, 57% and 47% of all purchases made during the quarters and nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 and December 31, 2011, approximately $90,000 and $41,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2012 and 2011 include $10,466, $5,685, $27,314 and $17,482, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

Carrier Enterprise II entered into Transactional Services Agreements (“TSAs”) with Carrier, pursuant to which Carrier performs certain business processes on its behalf, including processes involving the use of certain information technologies. The services provided by Carrier pursuant to the TSAs terminated on April 30, 2012. The fees related to these TSAs were $0, $148, $807 and $296, respectively, for the quarters and nine months ended September 30, 2012 and 2011, and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income. At December 31, 2011, $941 related to these TSAs was payable to Carrier and was included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheet. No amount related to these TSAs was payable to Carrier at September 30, 2012.

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

On October 1, 2012, our Board of Directors declared a special dividend of $5.00 per share of Common and Class B common stock and a regular quarterly cash dividend of $0.62 per share of Common and Class B common stock that was paid on October 31, 2012 to shareholders of record as of October 15, 2012.

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

13 of 22

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

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 in Florida and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. At September 30, 2012, we operated from 579 locations in 38 states, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean.

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

14 of 22

Joint Ventures with Carrier Corporation

In 2009, we formed a joint venture with Carrier Corporation (“Carrier”), which we refer to as Carrier Enterprise I, in which Carrier contributed 95 of its company-owned locations in 13 U.S. Sun Belt states and Puerto Rico and its export division in Miami, Florida, and we contributed 15 locations that distributed Carrier products. On July 2, 2012, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our ownership interest to 70%. We have an option to purchase from Carrier an additional 10% interest in Carrier Enterprise I, which becomes exercisable in July 2014.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on February 29, 2012. We believe that there have been no significant changes during the quarter or nine months ended September 30, 2012 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Items Affecting Comparability Between Periods

Accounting Changes

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the impact of changes in accounting standards.

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues for the quarters and nine months ended September 30, 2012 and 2011:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.2	76.0	76.3	75.7

Gross profit	23.8	24.0	23.7	24.3
Selling, general and administrative expenses	15.4	15.9	16.5	17.2

Operating income	8.4	8.1	7.2	7.1
Interest expense, net	0.1	0.1	0.1	0.1

Income before income taxes	8.3	8.0	7.1	7.0
Income taxes	2.5	2.3	2.1	2.1

Net income	5.8	5.7	5.0	4.9
Less: net income attributable to noncontrolling interest	1.8	2.0	1.7	1.6

Net income attributable to Watsco, Inc.	4.0%	3.7%	3.3%	3.3%

15 of 22

The following narratives include the results of operations for businesses acquired during 2012 and 2011. The results of operations for these acquisitions have been included in our condensed consolidated unaudited statements of income beginning on their respective dates of acquisition. See Note 6 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for the pro forma financial information combining our results of operations with the operations of Carrier Enterprise II and Carrier Enterprise III. The following narratives also reflect our acquisition of an additional 10% ownership interest in Carrier Enterprise I effective July 2, 2012.

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At September 30, 2012 and 2011, 62 and 64 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended September 30, 2012:

Number of Locations
September 30, 2011	539
Opened	4
Closed	(1)

December 31, 2011	542
Acquired	35
Opened	12
Closed	(10)

September 30, 2012	579

Third Quarter 2012 Compared to Third Quarter 2011

Revenues

Revenues for the quarter ended September 30, 2012 increased $106.8 million, or 12%, compared to the same period in 2011, including $100.3 million attributable to the 42 new Carrier Enterprise II and III locations acquired in 2012 and 2011, and $2.9 million from other locations opened during the preceding 12 months, partially offset by $1.7 million from closed locations. On a same-store basis, revenues increased $5.3 million, or 1%, as compared to the same period in 2011, reflecting a 1% increase in sales of HVAC equipment, a 4% decrease in sales of other HVAC products and a 16% increase in sales of commercial refrigeration products. The increase in same-store revenues is primarily due to increased demand for the replacement of residential HVAC equipment.

Gross Profit

Gross profit for the quarter ended September 30, 2012 increased $23.1 million, or 11%, compared to the same period in 2011, primarily as a result of increased revenues. Gross profit margin for the quarter ended September 30, 2012 declined 20 basis-points to 23.8% versus 24.0% for the same period in 2011. On a same-store basis, gross profit margin declined 50 basis-points to 23.5% versus 24.0% for the same period in 2011, primarily due to a shift in sales mix toward HVAC equipment, which generate a lower gross profit margin than non-equipment products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2012 increased $11.7 million, or 8%, compared to the same period in 2011, primarily as a result of increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended September 30, 2012 decreased to 15.4% from 15.9% for the same period in 2011. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to leveraging of fixed operating costs as compared to 2011 and a decrease in the provision for doubtful accounts. For the quarters ended September 30, 2012 and 2011, selling, general and administrative expenses include $0.4 million and $0.3 million, respectively, of acquisition-related costs. On a same-store basis, selling, general and administrative expenses decreased 4% as compared to the same period in 2011.

Interest Expense, Net

Net interest expense for the quarter ended September 30, 2012 decreased $0.2 million, or 12%, compared to the same period in 2011, primarily due to a lower effective interest rate partially offset by an increase in average outstanding borrowings during 2012.

Income Taxes

Income taxes increased to $25.0 million for the quarter ended September 30, 2012 as compared to $21.1 million for the quarter ended September 30, 2011 and are a composite of the income taxes attributable to our wholly owned operations and investments, and income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to us was 37.0% and 38.0% for the quarters ended September 30, 2012 and 2011, respectively. The decrease is primarily due to lower effective tax rates for income generated by our foreign subsidiaries and certain non-recurring tax benefits realized in 2012.

16 of 22

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended September 30, 2012 increased $7.5 million, or 22%, compared to the same period in 2011. The increase was primarily driven by higher revenues, reduced selling, general and administrative expenses as a percent of revenues as discussed above, and by our acquisition of an additional 10% ownership interest in Carrier Enterprise I.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

Revenues for the nine months ended September 30, 2012 increased $334.2 million, or 14%, compared to the same period in 2011, including $274.2 million attributable to the 70 new Carrier Enterprise II and III locations and $8.5 million from other locations opened during the preceding 12 months, offset by $9.8 million from closed locations. On a same-store basis, revenues increased $61.3 million, or 3%, as compared to the same period in 2011. Revenues reflect a 5% increase in sales of HVAC equipment, a 4% decrease in sales of other HVAC products and an 18% increase in sales of commercial refrigeration products. The increase in same-store revenues is primarily due to strong demand for the replacement of residential and commercial HVAC equipment.

Gross Profit

Gross profit for the nine months ended September 30, 2012 increased $64.0 million, or 11%, compared to the same period in 2011, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2012 declined 60 basis-points to 23.7% versus 24.3% for the same period in 2011. On a same-store basis, gross profit margin declined 70 basis-points to 23.6% versus 24.3% for the same period in 2011, primarily due to a shift in sales mix toward HVAC equipment, which generates a lower gross profit margin than non-equipment products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2012 increased $39.1 million, or 10%, compared to the same period in 2011, primarily as a result of increased revenues. Selling, general and administrative expenses as a percent of revenues for the nine months ended September 30, 2012 decreased to 16.5% from 17.2% for the same period in 2011. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to leveraging of fixed operating costs as compared to 2011 and a decrease in the provision for doubtful accounts. For both the nine months ended September 30, 2012 and 2011, selling, general and administrative expenses include $1.1 million of acquisition-related costs. On a same-store basis, selling, general, and administrative expenses decreased 2% as compared to 2011.

Interest Expense, Net

Net interest expense for the nine months ended September 30, 2012 increased $0.3 million, or 8%, compared to the same period in 2011, primarily as a result of an increase in average outstanding borrowings partially offset by a lower effective interest rate in 2012.

Income Taxes

Income taxes increased to $54.1 million for the nine months ended September 30, 2012 as compared to $48.2 million for the nine months ended September 30, 2011 and are a composite of the income taxes attributable to our wholly owned operations and investments, and income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to us was 37.0% and 38.0% for the nine months ended September 30, 2012 and 2011, respectively. The decrease is primarily due to lower effective tax rates for income generated by our foreign subsidiaries and certain non-recurring tax benefits realized in 2012.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the nine months ended September 30, 2012 increased $11.5 million, or 15%, compared to the same period in 2011. The increase was primarily driven by higher revenues, reduced selling, general and administrative expenses as a percent of revenues as discussed above, and by our acquisition of an additional 10% ownership interest in Carrier Enterprise I.

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

17 of 22

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

Working Capital

Working capital increased to $812.8 million at September 30, 2012 from $605.1 million at December 31, 2011, reflecting the 35 new locations added by Carrier Enterprise III in 2012, which in aggregate added $73.3 million of working capital. Excluding these new locations, working capital increased to $739.5 million, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business.

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2012 and 2011:

	2012	2011	Change
Cash flows provided by (used in) operating activities	$64.4	$(58.7)	$123.1
Cash flows used in investing activities	$(141.2)	$(53.5)	$(87.7)
Cash flows provided by financing activities	$106.7	$6.7	$100.0

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

The increase in net cash provided by operating activities was principally attributable to changes in operating assets and liabilities, which were primarily composed of higher levels of accounts payable and other liabilities due to approximately $70.0 million in incremental vendor payments from one-time changes in payment terms in 2011, partially offset by higher accounts receivable driven by increased sales volume in 2012.

Investing Activities

The increase in net cash used in investing activities is due to the purchase of our 60% controlling interest in Carrier Enterprise III for cash consideration of $80.5 million and the exercise of our option to acquire an additional 10% ownership interest in Carrier Enterprise I for $51.9 million in 2012.

Financing Activities

The increase in net cash provided by financing activities was primarily attributable to higher net borrowings under our revolving credit agreement and a non-recurring $32.0 million return of capital to the noncontrolling interest in 2011, partially offset by an increase in dividends paid in 2012.

Revolving Credit Agreement

On April 27, 2012, we entered into an unsecured, five-year $500.0 million syndicated revolving credit agreement, which replaced in its entirety both our maturing five-year $300.0 million revolving credit agreement and Carrier Enterprise I’s three-year $125.0 million secured revolving credit agreement. Proceeds from the new facility were used to repay approximately $72.0 million outstanding under

18 of 22

the prior facilities and $82.0 million for the acquisition of Carrier Enterprise III. Additional proceeds may be used for, among other things, funding seasonal working capital needs and other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. Included in the facility are $65.0 million swingline subfacilities, a $50.0 million letter of credit subfacility and a $75.0 million multicurrency borrowing sublimit. Borrowings bear interest at either LIBOR-based rates plus a spread which ranges from 100 to 275 basis-points (LIBOR plus 137.5 basis-points at September 30, 2012), depending upon our ratio of total debt to EBITDA, or on rates based on the higher of the Prime rate or the Federal Funds rate, in each case plus a spread which ranges from 0 to 175 basis-points (37.5 basis-points at September 30, 2012), depending upon our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment, ranging from 12.5 to 40 basis-points (17.5 basis-points at September 30, 2012). At September 30, 2012, $202.2 million was outstanding under the revolving credit agreement. The credit agreement matures in April 2017. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2012.

Acquisitions

On April 27, 2012, we completed the formation of a joint venture with UTC Canada to distribute Carrier, Bryant and Payne branded residential, light-commercial and commercial applied HVAC products in Canada. The newly formed joint venture, Carrier Enterprise III, operates 35 locations throughout all of the provinces and territories in Canada. In the formation of the joint venture, UTC Canada contributed its Canadian distribution business and retained a 40% noncontrolling interest in Carrier Enterprise III. Total consideration paid by us for our 60% controlling interest in Carrier Enterprise III included cash consideration of $80.5 million and the issuance to UTC Canada of 1,250,000 shares of Common stock having a fair value of $93.3 million.

On July 2, 2012, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I for cash consideration of $51.9 million, following which we have a 70% controlling interest in Carrier Enterprise I.

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

Common Stock Dividends

Cash dividends of $1.86 per share and $1.66 per share of Common and Class B common stock were paid during the nine months ended September 30, 2012 and 2011, respectively. On October 1, 2012, the Board of Directors declared a special dividend of $5.00 per share of Common and Class B common stock and a regular quarterly cash dividend of $0.62 per share of Common and Class B common stock that was paid on October 31, 2012 to shareholders of record as of October 15, 2012. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, restrictions under our revolving credit agreement, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended September 30, 2012 or 2011. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. The repurchase of up to the remaining 1,129,087 shares authorized for repurchase is subject to certain restrictions included in our revolving credit agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to fluctuations in foreign currency exchange rates and interest rates. To manage certain of these exposures, we use derivative financial instruments, including forward contracts and swaps. We do not use derivative financial instruments for trading purposes.

Exposure to market risk for changes in foreign currency exchange rates relates primarily to our foreign operations’ buying in currencies other than local currencies. The principal foreign currency exchange rates to which we are exposed are the Canadian dollar and Mexican peso. We manage our exposure to foreign currency exchange rate risk by using forward currency option contracts to hedge foreign currency exposure. These instruments are not designated as hedging instruments. The total notional value of foreign currency forward contracts as of September 30, 2012 was $34.0 million, and such contracts have varying terms expiring through December 2012.

19 of 22

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of the 35 locations added by Carrier Enterprise II in 2011 or the 35 locations added by Carrier Enterprise III in 2012, which collectively represented approximately 27% of our total consolidated assets at September 30, 2012 and approximately 15% of our consolidated revenues for the nine months ended September 30, 2012. From the respective acquisition dates to September 30, 2012, the processes and systems of Carrier Enterprise II and Carrier Enterprise III did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation incidental to the operation of our business. We vigorously defend all matters in which we or our subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect us. Although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, we do not believe the ultimate liability associated with any known claims or litigation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information about risk factors for the quarter ended September 30, 2012 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws effective August 22, 2012, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2012 and incorporated herein by reference.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

20 of 22

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

21 of 22

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

November 8, 2012

22 of 22

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Amended and Restated Bylaws effective August 22, 2012, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2012 and incorporated herein by reference.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.