Form 10-K
period 2012-12-31
WATSCO INC
filed 2013-02-28
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 1-5581

WATSCO, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	59-0778222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2665 South Bayshore Drive, Suite 901

Miami, FL 33133

(Address of principal executive offices, including zip code)

(305) 714-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.50 par value	New York Stock Exchange and the Professional Segment of NYSE Euronext in Paris
Class B common stock, $0.50 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,873 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 29, 2012 were considered to be affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of shares of common stock outstanding as of February 25, 2013 was (i) 29,954,181 shares of Common stock, excluding treasury shares of 6,322,650, and (ii) 4,610,821 shares of Class B common stock, excluding treasury shares of 48,263.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the registrant’s 2012 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference from the registrant’s definitive proxy statement for the 2013 annual meeting of shareholders (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Form 10-K

For the Fiscal Year Ended December 31, 2012

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, (i) economic conditions, (ii) business and acquisition strategies, (iii) potential acquisitions and/or joint ventures, (iv) financing plans and (v) industry, demographic and other trends affecting our financial condition or results of operations. These forward-looking statements are based largely on management’s current expectations and are subject to a number of risks, uncertainties and changes in circumstances, certain of which are beyond their control.

Actual results could differ materially from these forward-looking statements as a result of several factors, including, but not limited to:

•	general economic conditions;

•	competitive factors within the HVAC/R industry;

•	effects of supplier concentration;

•	fluctuations in certain commodity costs;

•	consumer spending;

•	consumer debt levels;

•	new housing starts and completions;

•	capital spending in the commercial construction market;

•	access to liquidity needed for operations;

•	seasonal nature of product sales;

•	weather conditions;

•	insurance coverage risks;

•	federal, state and local regulations impacting our industry and products;

•	prevailing interest rates;

•	foreign currency exchange rate fluctuations;

•	international political risk; and

•	the continued viability of our business strategy.

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if realized, in whole or in part, that the information will have the expected consequences to, or effects on, our business or operations. For additional information identifying other important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our SEC filings, including but not limited to, the discussion included in Item 1A “Risk Factors” of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as required by applicable law.

ITEM 1.	BUSINESS

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or we, us or our) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. At December 31, 2012 we operated from 573 locations in 38 U.S. states, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean, through which we serve more than 50,000 contractors and dealers that service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64.1 million in 1989 to $3.4 billion in 2012 via a strategy of acquiring companies with established market positions and subsequently building revenues and profit through a combination of adding locations, products, services and other initiatives.

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

Residential Central Air Conditioning, Heating and Refrigeration Industry

The HVAC/R distribution industry is highly fragmented with approximately 2,300 distribution companies. The industry in the U.S. and Canada is well-established, having had its primary period of growth during the post-World War II era with the advent of affordable central air conditioning and heating systems for both residential and commercial applications. The advent of HVAC/R products in Latin America and the Caribbean is also well-established, but has emerged in more recent years as economies have grown and products have become more affordable and have matured from luxury to necessity.

Based on data published in 2012 by the Air Conditioning, Heating and Refrigeration Institute and other available data, we estimate that the annual market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the Americas is approximately $35.0 billion. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the U.S. each year. These companies are: Carrier Corporation (“Carrier”), a subsidiary of United Technologies Corporation, Goodman Manufacturing Company, L.P. (“Goodman”), a subsidiary of Daikin Industries, Ltd., Rheem Manufacturing Company (“Rheem”), Trane Inc., a subsidiary of Ingersoll-Rand Company Limited, York International Corporation, a subsidiary of Johnson Controls, Inc., Lennox International, Inc. and Nordyne Corporation (“Nordyne”), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for consumers, businesses and other end-users.

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

Acquisition Strategy

We focus on acquiring businesses that either complement our current presence in existing markets or establish a presence in new geographic markets. Since 1989, we have acquired 59 HVAC/R distribution businesses, six of which currently operate as primary operating subsidiaries. The other smaller acquired distributors have been integrated into or are under the management of our primary operating subsidiaries. Through a combination of sales and market share growth, opening of new locations, tuck-in acquisitions, expansion of product lines, improved pricing and programs that have resulted in higher gross profit, performance incentives and a culture of equity value for key leadership, we have produced substantial sales and earnings growth post-acquisition. We continue to pursue additional strategic acquisitions and/or joint ventures to allow further penetration in existing markets and expansion into new geographic markets.

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

Operating Philosophy

We encourage our acquired subsidiaries to operate in a manner that builds upon the long-term relationships they have established between their suppliers and customers. Typically, we maintain the identity and culture of acquired businesses by retaining their historical trade names, management teams and sales organizations and continuing their product brand-name offerings. We believe this strategy allows us to build on the value of the acquired operations by creating additional sales opportunities while providing an attractive exit strategy for the former owners of these companies.

We maintain a specialized functional support staff at our corporate headquarters to support our subsidiaries’ strategies for growth in their respective markets. Such functional support includes specialists in finance, accounting, product procurement, information technology, treasury and working capital management, tax planning, risk management and safety. Certain general and administrative expenses are targeted for cost savings by leveraging the overall business volume and improving operating efficiencies.

Technology

Our technology initiatives include: (i) the development of mobile applications for iOS and Android devices focused on helping our customers operate more efficiently and interact with our locations more easily; (ii) implementing effective point-of-sale systems that allow timely and effective customer service, including up-to-date pricing, credit checks, credit card processing and inventory availability; (iii) enabling connectivity with our suppliers; (iv) enabling connectivity between our customers and the relevant components of our subsidiaries’ business software; and (v) developing our website, ACDoctor.com, which educates consumers about energy efficient HVAC solutions and financial incentives related to the installation of energy efficient systems and connects them with high quality contractors.

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

Sales of HVAC equipment accounted for 63% and 61% of our revenues for the years ended December 31, 2012 and 2011, respectively. Sales of other HVAC products (currently sourced from more than 1,000 vendors) comprised 33% and 32% of our revenues for the years ended December 31, 2012 and 2011, respectively. Sales of commercial refrigeration products accounted for 4% and 7% of our revenues for the years ended December 31, 2012 and 2011, respectively.

Distribution and Sales

At December 31, 2012, we operated from 573 locations, a vast majority of which are located in regions that we believe have demographic trends favorable to our business. We maintain large inventories at each of our warehouse locations and either deliver products to customers using one of our 629 trucks or a third party logistics provider, or we make products available for pick-up at the location nearest to the customer. We have approximately 925 commissioned salespeople, averaging more than 11 years of experience in the HVAC/R distribution industry.

The markets we serve are as follows:

	% of Revenues for the Year Ended December 31, 2012	Number of Locations as of December 31, 2012
United States	86%	520
Canada	7%	35
Puerto Rico, Latin America and the Caribbean	4%	8
Mexico	3%	10

Total	100%	573

The largest market we serve is the U.S. In the U.S., the most significant markets for HVAC/R products are in the U.S. Sun Belt. Accordingly, the majority of our distribution locations are in the U.S. Sun Belt, with the highest concentration in Florida and Texas. These markets have been a strategic focus of ours given their size, the reliance by homeowners and businesses on HVAC/R products to maintain a comfortable indoor environment and the population growth over the last 40 years, which has led to a substantial installed base requiring replacement, a shorter useful life for equipment given the hours of operation and the focus by electrical utilities on consumer incentives designed to promote replacement of HVAC/R equipment in an effort to improve energy efficiency.

Markets

The table below identifies the number of our stores in the U.S. by location as of December 31, 2012:

Florida	104
Texas	88
North Carolina	38
California	37
Georgia	37
South Carolina	30
Tennessee	24
Virginia	21
Louisiana	18
New York	12
Mississippi	11
Alabama	10
Massachusetts	10
Maryland	8
Missouri	8
Arizona	7
Arkansas	6
Connecticut	6
Kansas	6
Oklahoma	5
Utah	5
New Jersey	4
Maine	3
Iowa	2
Kentucky	2
Nebraska	2
Nevada	2
Pennsylvania	2
Rhode Island	2
South Dakota	2
Colorado	1
Illinois	1
Indiana	1
New Hampshire	1
New Mexico	1
North Dakota	1
Vermont	1
West Virginia	1

Total	520

Joint Ventures with Carrier Corporation

In 2009, we formed a joint venture with Carrier, which we refer to as Carrier Enterprise I, in which Carrier contributed 95 of its company-owned locations in 13 U.S. Sun Belt states and Puerto Rico and its export division in Miami, Florida, and we contributed 15 locations that distributed Carrier products. On July 2, 2012, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our ownership interest to 70%. We have an option to purchase from Carrier an additional 10% interest in Carrier Enterprise I, which becomes exercisable in July 2014.

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

In April 2012, we formed a third joint venture, which we refer to as Carrier Enterprise III, with UTC Canada Corporation, referred to as UTC Canada, an affiliate of Carrier. Carrier contributed 35 of its company-owned locations in Canada to Carrier Enterprise III. We have a 60% controlling interest in Carrier Enterprise III, and UTC Canada has a 40% noncontrolling interest. Neither we nor UTC Canada have any options to purchase additional ownership interests in Carrier Enterprise III.

Combined, the joint ventures with Carrier represented 61% of our revenues in 2012. Refer to Note 9 to our audited consolidated financial statements contained in this Annual Report on Form 10-K for a discussion of acquisitions.

The business and affairs of the joint ventures are controlled, directed and managed exclusively by Carrier Enterprise I’s, Carrier Enterprise II’s and Carrier Enterprise III’s board of directors (the “Boards”) pursuant to related operating agreements. The Boards have full, complete and exclusive authority, power and discretion to manage and control the business, property and affairs of the joint ventures and to make all decisions regarding those matters and to perform any and all other acts or activities customary or incident to the management of the joint ventures, including approving distributions. The Boards are composed of five directors, of whom three directors represent our respective controlling interest and two directors represent Carrier’s respective noncontrolling interest. Matters presented to the Boards for vote are considered approved or consented to upon the receipt of the affirmative vote of at least a majority of all directors entitled to vote with the exception of certain governance matters, which require joint approval.

Customers and Customer Service

Air conditioning and heating contractors and dealers that install HVAC/R products in homes and businesses must be licensed given the highly-regulated nature of the products, refrigerant, natural gas and building and zoning requirements. We currently serve more than 50,000 contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems. No single customer in 2012, 2011 or 2010 represented more than 1% of our consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through mobile applications and e-commerce, which allows customers to access information online 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. We believe we compete successfully with other distributors primarily on the basis of an experienced sales organization, strong service support, maintenance of well-stocked inventories, and density of warehouse locations, high quality reputation, broad product lines and the ability to foresee customer demand for new products.

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

Approximately 72%, 71% and 72% of purchases in 2012, 2011 and 2010, respectively, were made from the four key HVAC/R equipment suppliers. Our largest supplier, Carrier and its affiliates, accounted for 57%, 54% and 52% of all purchases made in 2012, 2011 and 2010, respectively. A significant interruption by Carrier, or the other suppliers, in the delivery of products could impair our ability to maintain current inventory levels and could adversely affect our financial results. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. See “Business Risk Factors” in Item 1A.

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

Competition

We operate in highly competitive environments. See “Business Risk Factors” in Item 1A.

Employees

We had approximately 4,600 employees as of December 31, 2012, substantially all of whom are non-union employees. Most of these employees are employed on a full-time basis, and our relations with our employees are good.

Order Backlog

Order backlog is not a material aspect of our business, and no material portion of our business is subject to government contracts.

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

Financial Information About Geographic Areas

Our operations are primarily within the U.S. and Puerto Rico. Products are sold on an export-only basis to portions of Latin America and the Caribbean Basin. The following tables set forth revenues and long-lived assets by geographic area (in millions):

Years Ended December 31,	2012	2011	2010
Revenues:
United States	$3,088	$2,939	$2,845
Canada	240	—	—
Mexico	104	39	—

Total Revenues	$3,432	$2,978	$2,845

December 31,	2012	2011
Long-Lived Assets:
United States	$429	$430
Canada	225	—
Mexico	5	4

Total Long-Lived Assets	$659	$434

Revenues are attributed to countries based on the location of the store from which the sale occurred. Long-lived assets consist of property and equipment, goodwill and intangible assets.

Available Information

Our website is at www.watsco.com. Our investor relations website is located at www.investors.watsco.com. We promptly make available, free of charge, on our investor relations website under the heading “SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The reference to our website address does not constitute incorporation by reference of the information contained on our website and none of such information is part of this report.

ITEM 1A.	RISK FACTORS

Business Risk Factors

Supplier Concentration

Our purchases from Carrier and its affiliates comprised 57% of all purchases made during 2012. Significant relationships currently exist with four of the seven major HVAC equipment manufacturers; and purchases from these equipment suppliers, including Carrier, comprised 72% of all purchases made in 2012. Given the significant concentration of our supply chain, particularly with Carrier, any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. Additionally, our operations are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these manufacturers or a decline in market acceptance of these manufacturers’ products could have a material adverse effect on our results of operations, cash flows and liquidity.

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

Decline in Economic Conditions

The global and U.S. economy experienced a significant contraction in 2008, including sharply reduced availability of business and consumer credit. We rely on the capital markets as well as the credit markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Disruptions in the capital and credit market, such as those that were experienced in 2008 and 2009, could adversely affect our access to liquidity needed for our business. Any long-term disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include reducing or eliminating dividend payments, deferring capital expenditures and reducing or eliminating discretionary uses of cash.

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

Dependence on Key Personnel

Much of our success has depended on the skills, experience and services of senior management personnel. The loss of any of our executive officers or other key senior management personnel could harm our business. We must continue to recruit, retain and motivate management and other employees sufficiently in order to both maintain our current business and to execute our strategic initiatives. Our success has also substantially depended on the contributions and abilities of our store employees whom we rely on to give customers a superior in-store experience. Accordingly, our performance depends on our ability to recruit and retain high quality employees to work in and manage our stores. If we are unable to recruit, retain and motivate employees sufficiently in order to maintain our current business and support our projected growth and expansion, our business and financial performance may be adversely affected.

Foreign Currency Exchange Rate Fluctuations

The functional currency of our operations in Canada is the Canadian dollar and the functional currency of our operations in Mexico is the U.S. dollar because the majority of our Mexican transactions are denominated in U.S. dollars. Foreign currency exchange rates and fluctuations may have an impact on transactions denominated in Canadian dollars and Mexican Pesos, and, therefore, could adversely affect our financial performance.

International Political Risk

Our international sales and operations are subject to various risks associated with changes in local laws, regulations and policies, including those related to tariffs, trade restrictions and trade agreements, investments, taxation, capital controls, employment regulations, different liability standards and limitations on the repatriation of funds due to foreign currency controls. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as political and economic instability. Unfavorable changes in any of the foregoing could adversely affect our results of operations. Additionally, failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

General Risk Factors

Goodwill and Intangibles

At December 31, 2012, goodwill and intangibles represented approximately 37% of our total assets. The recoverability of goodwill and indefinite lived intangibles is evaluated at least annually and when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of our reporting unit and indefinite lived intangibles are based on the best information available as of the date of the assessment and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment or market conditions. We cannot assure you that we will not suffer material impairments to goodwill in the future.

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

Control by Existing Shareholder

As of December 31, 2012, Albert H. Nahmad, our Chairman and Chief Executive Officer, a limited partnership and various trusts controlled by him, collectively had beneficial ownership of approximately 52% of the combined voting power of our outstanding Common and Class B common stock. Based on Mr. Nahmad’s stock ownership and the stock ownership of the limited partnership and various trusts controlled by him, Mr. Nahmad has the voting power to elect all but three members of our nine-person Board of Directors and to control most corporate actions requiring shareholder approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main properties include warehousing and distribution facilities, trucks and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2012, we operated 573 warehousing and distribution facilities across 38 U.S. states, Canada, Mexico and Puerto Rico, having an aggregate of approximately 13.3 million square feet of space, of which approximately 13.1 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are sufficient to meet our present operating needs.

Trucks

At December 31, 2012, we operated 629 ground transport vehicles, including delivery and pick-up trucks, vans and tractors. Of this number, 301 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.

Administrative Facility

Senior management and support staff are located at our corporate headquarters in Miami, Florida in approximately 8,900 square feet of owned space.

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 14 to our audited consolidated financial statements contained in this Annual Report on Form 10-K under the caption “Litigation, Claims and Assessments,” which information is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information, Common Share Price Performance and Dividends

Our Common stock is listed on the New York Stock Exchange and the Professional Segment of NYSE Euronext in Paris under the ticker symbol WSO. We transferred the listing of our Class B common stock from the NYSE MKT to the New York Stock Exchange effective February 1, 2013 under its current ticker symbol WSOB.

Our 2012 Annual Report contains “Information on Common Stock,” which identifies the exchanges on which our two classes of common stock are traded and contains the high and low sales prices and dividend information for the years ended December 31, 2012 and 2011, and is incorporated herein by reference.

Shareholder Return Performance

The following graph compares the cumulative five-year total return attained by holders of our Common stock and Class B common stock relative to the cumulative total returns of the NYSE MKT Composite index, the S&P MidCap 400 index and a customized peer group of companies, which are: Beacon Roofing Supply, Inc., Lennox International Inc., Pool Corp and WESCO International, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on December 31, 2007 and its relative performance is tracked through December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Watsco, Inc., the NYSE MKT Composite Index,

the S&P MidCap 400 Index and a Peer Group

	12/07	12/08	12/09	12/10	12/11	12/12
Watsco, Inc.	100.00	108.95	145.22	193.90	208.93	264.45
Watsco, Inc. Class B	100.00	110.01	148.80	199.05	213.95	245.66
NYSE MKT Composite	100.00	62.15	82.82	104.10	112.59	121.01
S&P MidCap 400	100.00	63.77	87.61	110.94	109.02	128.51
Peer Group	100.00	77.76	95.21	130.89	127.68	184.65

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2012, there were no purchases of our equity securities made by us or on our behalf by any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended). Under our current program, which began in September 1999 and which authorizes the repurchase of up to 7.5 million shares of our common stock, shares may be purchased in the open market or in privately negotiated transactions. Through December 31, 2012, 6.4 million shares of common stock have been repurchased since the inception of the program. At December 31, 2012, there are up to 1.1 million shares authorized for repurchase remaining under the program.

Dividends

Cash dividends per share of $7.48, $2.23 and $2.04 for both Common and Class B common stock were paid in 2012, 2011 and 2010, respectively. Future dividends will be declared and paid at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Our 2012 Annual Report contains “Selected Consolidated Financial Data” and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our 2012 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2012 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our 2012 and 2011 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2012, 2011 and 2010, together with the report thereon of KPMG LLP dated February 28, 2013 in our 2012 Annual Report are incorporated herein by reference.

The 2012 and 2011 unaudited Selected Quarterly Financial Data appearing in our 2012 Annual Report is incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our 2012 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of KPMG LLP dated February 28, 2013, and each is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of the 35 locations added by Carrier Enterprise III, which collectively represented approximately 19% of our consolidated assets at December 31, 2012 and approximately 7% of our consolidated revenues for the year ended December 31, 2012. From the respective acquisition dates to December 31, 2012, the processes and systems of Carrier Enterprise III did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

ITEM 9B.	OTHER INFORMATION

None.

PART III

This part of Form 10-K, which includes Items 10 through 14, is omitted because we will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of our most recently ended fiscal year, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. Our consolidated financial statements are incorporated by reference from our 2012 Annual Report.

(2)	Financial Statement Schedules. The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The following exhibits are submitted with this Annual Report on Form 10-K or, where indicated, incorporated by reference to other filings.

3.1	Composite Articles of Incorporation of Watsco, Inc. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

3.2	Watsco Inc. Amended and Restated Bylaws effective August 22, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 28, 2012 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.1(a)	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference). *

10.1(b)	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). *

10.1(c)	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). *

10.1(d)	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.1(e)	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference). *

10.1(f)	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference). *

10.1(g)	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). *

10.1(h)	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). *

10.1(i)	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference). *

10.1(j)	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference). *

10.1(k)	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference). *

10.1(l)	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference). *

10.1(m)	Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference). *

10.1(n)	Thirteenth Amendment dated January 1, 2012 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference). *

10.2	Watsco, Inc. Amended and Restated 2001 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2009 Annual Meeting of Shareholders and incorporated herein by reference). *

10.3	Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated April 18, 2011 (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2011 Annual Meeting of Shareholders and incorporated herein by reference). *

10.4(a)	Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on May 3, 2012 and incorporated herein by reference).

10.4(b)	Amendment No. 1 dated as of August 8, 2012, to the Credit Agreement dated as of April 27, 2012. #

10.5(a)	Purchase and Contribution Agreement dated May 3, 2009 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K on May 7, 2009 and incorporated herein by reference).

10.5(b)	Amendment to Purchase and Contribution Agreement dated as of June 29, 2009 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.6	Operating Agreement of Carrier Enterprise, LLC (Amended and Restated), dated as of July 1, 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.7(a)	Shareholder Agreement by and between Watsco, Inc. and Carrier Corporation, dated as of July 1, 2009 (filed as Exhibit 10.3 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.7(b)	Amended and Restated Shareholder Agreement by and between Watsco, Inc. and Carrier Corporation, dated as of January 24, 2012 (filed as Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.7(c)	Second Amended and Restated Shareholder Agreement by and among Watsco, Inc., Carrier Corporation and UTC Canada Corporation, dated as of April 27, 2012 (filed as Exhibit 10.4 to the Current Report on Form 8-K on May 3, 2012 and incorporated herein by reference).

10.8	Purchase and Contribution Agreement dated March 18, 2011 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K on March 24, 2011 and incorporated herein by reference).

10.9	Operating Agreement of Carrier Enterprise Northeast, LLC, dated as of April 30, 2011 (filed as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.10	Asset Purchase Agreement dated March 13, 2012 by and between UTC Canada Corporation, Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Canada, L.P. (filed as Exhibit 2.1 to the Current Report on Form 8-K on March 14, 2012 and incorporated herein by reference).

10.11	Carrier Enterprise Canada (G.P.), Inc. Shareholders’ Agreement dated as of April 27, 2012 (filed as Exhibit 10.2 to the Current Report on Form 8-K on May 3, 2012 and incorporated herein by reference).

10.12	Subscription Agreement dated March 13, 2012 by and between Watsco, Inc., UTC Canada Corporation and Carrier Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K on March 14, 2012 and incorporated herein by reference).

13	2012 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2012 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

21.1	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

#	filed herewith.
+	furnished herewith.
*	Management contract or compensation plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 28, 2013	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, President

February 28, 2013	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ALBERT H. NAHMAD Albert H. Nahmad	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 28, 2013

/S/ BARRY S. LOGAN Barry S. Logan	Director and Senior Vice President	February 28, 2013

/S/ ANA M. MENENDEZ Ana M. Menendez	Chief Financial Officer (principal accounting officer and principal financial officer)	February 28, 2013

/S/ CESAR L. ALVAREZ Cesar L. Alvarez	Director	February 28, 2013

/S/ DAVID C. DARNELL David C. Darnell	Director	February 28, 2013

/S/ DENISE DICKINS Denise Dickins	Director	February 28, 2013

/S/ STEVEN R. FEDRIZZI Steven R. Fedrizzi	Director	February 28, 2013

/S/ PAUL F. MANLEY Paul F. Manley	Director	February 28, 2013

/S/ AARON J. NAHMAD Aaron J. Nahmad	Director and Vice President of Strategy and Innovation	February 28, 2013

/S/ GEORGE P. SAPE George P. Sape	Director	February 28, 2013

Exhibit Index

Exhibit Number	Description

10.4(b)	Amendment No. 1 dated as of August 8, 2012 to the Credit Agreement dated as of April 27, 2012.

13	2012 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2012 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.