Form 10-Q
period 2013-03-31
WATSCO INC
filed 2013-04-30
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,973,545 shares of Common stock ($0.50 par value), excluding treasury shares of 6,322,650 and 4,661,606 shares of Class B common stock ($0.50 par value), excluding treasury shares of 48,263, were outstanding as of April 25, 2013.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM	1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarters Ended March 31,
	2013	2012
Revenues	$713,633	$633,512
Cost of sales	538,187	482,890

Gross profit	175,446	150,622
Selling, general and administrative expenses	144,892	130,713

Operating income	30,554	19,909
Interest expense, net	1,182	888

Income before income taxes	29,372	19,021
Income taxes	8,283	5,529

Net income	21,089	13,492
Less: net income attributable to noncontrolling interest	7,704	5,026

Net income attributable to Watsco, Inc.	$13,385	$8,466

Earnings per share for Common and Class B common stock:
Basic	$0.39	$0.23

Diluted	$0.39	$0.23

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarters Ended March 31,
	2013	2012
Net income	$21,089	$13,492
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(2,885)	—
Unrealized gain on available-for-sale securities arising during the period	8	16

Other comprehensive (loss) income	(2,877)	16
Comprehensive income	18,212	13,508
Less: comprehensive income attributable to noncontrolling interest	5,526	5,026

Comprehensive income attributable to Watsco, Inc.	$12,686	$8,482

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$22,033	$73,770
Accounts receivable, net	380,917	377,655
Inventories	647,078	546,083
Other current assets	16,872	17,943

Total current assets	1,066,900	1,015,451
Property and equipment, net	42,997	42,842
Goodwill	395,737	397,262
Intangible assets, net	214,878	219,501
Other assets	6,771	6,999

	$1,727,283	$1,682,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$4	$4
Accounts payable	217,917	184,957
Accrued expenses and other current liabilities	91,719	97,397

Total current liabilities	309,640	282,358

Long-term obligations:
Borrowings under revolving credit agreement	322,004	316,182
Other long-term obligations, net of current portion	13	14

Total long-term obligations	322,017	316,196

Deferred income taxes and other liabilities	61,465	61,461

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,147	18,131
Class B common stock, $0.50 par value	2,355	2,315
Preferred stock, $0.50 par value	—	—
Paid-in capital	597,491	592,820
Accumulated other comprehensive loss, net of tax	(4,979)	(2,102)
Retained earnings	256,220	251,475
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	754,809	748,214
Noncontrolling interest	279,352	273,826

Total shareholders’ equity	1,034,161	1,022,040

	$1,727,283	$1,682,055

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarters Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$21,089	$13,492
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,300	3,081
Share-based compensation	2,298	2,162
Non-cash contribution for 401(k) plan	1,689	1,772
Provision for doubtful accounts	1,160	520
Excess tax benefits from share-based compensation	(50)	(148)
Other, net	769	424
Changes in operating assets and liabilities:
Accounts receivable	(5,379)	(12,234)
Inventories	(102,122)	(67,083)
Accounts payable and other liabilities	57,522	68,067
Other, net	1,225	(600)

Net cash (used in) provided by operating activities	(17,499)	9,453

Cash flows from investing activities:
Capital expenditures	(3,069)	(3,883)
Proceeds from sale of property and equipment	110	71

Net cash used in investing activities	(2,959)	(3,812)

Cash flows from financing activities:
Distributions to noncontrolling interest	(29,637)	(6,630)
Dividends on Common and Class B common stock	(8,640)	(20,470)
Net (repayments of) proceeds from long-term obligations	(1)	14
Excess tax benefits from share-based compensation	50	148
Net proceeds from issuances of common stock	497	1,181
Net proceeds under current revolving credit agreement	6,651	—
Net proceeds under prior revolving credit agreements	—	22,500

Net cash used in financing activities	(31,080)	(3,257)

Effect of foreign exchange rate changes on cash and cash equivalents	(199)	—

Net (decrease) increase in cash and cash equivalents	(51,737)	2,384
Cash and cash equivalents at beginning of period	73,770	15,673

Cash and cash equivalents at end of period	$22,033	$18,057

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2013

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 in Florida and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. The accompanying Watsco March 31, 2013 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco and all of its wholly owned subsidiaries and include the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated.

The results of operations for the quarter ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during the summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly consistent during the year, except for dependence on housing completions and related weather and economic conditions.

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

New Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board amended guidance that requires disclosure for amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. The amendments require the presentation of amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the reporting period. For amounts that are not required to be reclassified in their entirety to net income, a cross-reference to other disclosures that provide additional detail about those amounts is required. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance did not have an impact on our condensed consolidated unaudited financial statements.

2. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

Quarters Ended March 31,	2013	2012
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$13,385	$8,466
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	937	1,408

Earnings allocated to Watsco, Inc. shareholders	$12,448	$7,058

Weighted-average Common and Class B common shares outstanding for basic earnings per share	32,157,729	30,756,626

Basic earnings per share for Common and Class B common stock	$0.39	$0.23

Allocation of earnings for Basic:
Common stock	$11,401	$6,405
Class B common stock	1,047	653

	$12,448	$7,058

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$13,385	$8,466
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	937	1,408

Earnings allocated to Watsco, Inc. shareholders	$12,448	$7,058

Weighted-average Common and Class B common shares outstanding for basic earnings per share	32,157,729	30,756,626
Effect of dilutive stock options	55,711	77,842

Weighted-average Common and Class B common shares outstanding for diluted earnings per share	32,213,440	30,834,468

Diluted earnings per share for Common and Class B common stock	$0.39	$0.23

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year and adjusts for the dilutive effects of outstanding stock options using the treasury stock method; therefore, no allocation of earnings to Class B common stock is required. As of March 31, 2013 and 2012, our outstanding Class B common stock was convertible into 2,705,465 and 2,846,334 shares of our Common stock, respectively.

No shares were excluded from diluted earnings per share for either the quarter ended March 31, 2013 or 2012.

3. OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income consists of the currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized gain on available-for-sale securities. The tax effects allocated to each component of other comprehensive (loss) income are as follows:

Quarters Ended March 31,	2013	2012
Foreign currency translation adjustment	$(2,885)	$—

Unrealized gain on available-for-sale securities	14	25
Income tax expense	(6)	(9)

Unrealized gain on available-for-sale securities, net of tax	8	16

Other comprehensive (loss) income	$(2,877)	$16

The changes in accumulated other comprehensive loss, net of tax, are as follows:

Quarters Ended March 31,	2013	2012
Foreign currency translation adjustment:
Beginning balance	$(1,785)	$—
Current period other comprehensive loss	(2,885)	—

Ending balance	(4,670)	—

Available-for-sale securities:
Beginning balance	(317)	(352)
Current period other comprehensive income	8	16

Ending balance	(309)	(336)

Accumulated other comprehensive loss, net of tax	$(4,979)	$(336)

4. DERIVATIVE FINANCIAL INSTRUMENTS

We routinely use certain derivative instruments to hedge foreign currency exposure. Although these derivatives were not designated as hedges and/or did not qualify for hedge accounting, they were effective economic hedges. The changes in fair value of economic hedges are recognized in earnings. During 2012, we entered into foreign currency forward contracts to offset the earnings impact that foreign currency exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies. The change in fair value of these foreign currency forward contracts was $21 for the quarter ended March 31, 2013, and is included in selling, general and administrative expenses in our condensed consolidated unaudited statement of income. The total notional value of our foreign currency exchange contracts as of March 31, 2013 was $31,690, and such contracts have varying terms expiring through June 2013. See Note 5.

5. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

Description	Fair Value at March 31, 2013	Fair Value Measurements at March 31, 2013 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$240	$240	—	—
Liabilities:
Derivative financial instruments	$176	—	$176	—

Description	Fair Value at December 31, 2012	Fair Value Measurements at December 31, 2012 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$226	$226	—	—
Liabilities:
Derivative financial instruments	$197	—	$197	—

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

There were no transfers in or out of Level 1 and Level 2 during the quarter ended March 31, 2013.

6. ACQUISITIONS

Carrier Enterprise I

Carrier Enterprise, LLC (“Carrier Enterprise I”) is a joint venture formed on July 1, 2009 with Carrier that operates a network of locations primarily throughout the U.S. Sun Belt. From its inception until July 2, 2012, we owned 60% of the joint venture and Carrier owned 40%. We had an option to purchase an additional 10% ownership interest in Carrier Enterprise I, which became exercisable on July 1, 2012. On July 2, 2012, we exercised this option and acquired an additional 10% ownership interest in Carrier Enterprise I for cash consideration of $51,881. We have a second option to purchase an additional 10% interest in Carrier Enterprise I, which becomes exercisable beginning on July 1, 2014.

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

Carrier Enterprise III

In April 2012, we formed a joint venture, Carrier Enterprise Canada, L.P. (“Carrier Enterprise III”), with UTC Canada Corporation (“UTC Canada”), an affiliate of Carrier, to distribute Carrier, Bryant and Payne branded residential, light-commercial and commercial applied HVAC products in Canada. We have a 60% controlling interest in Carrier Enterprise III, and Carrier has a 40% noncontrolling interest. Neither we nor UTC Canada have any options to purchase additional ownership interests in Carrier Enterprise III.

The unaudited pro forma financial information, combining our results of operations with the operations of Carrier Enterprise III as if the joint venture had been consummated on January 1, 2012, is as follows:

Quarter ended March 31,	2012
Revenues	$703,977

Net income	13,106
Less: net income attributable to noncontrolling interest	4,850

Net income attributable to Watsco, Inc.	$8,256

Diluted earnings per share for Common and Class B common stock	$0.21

This unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information for the period presented includes adjustments to record income taxes related to our portion of Carrier Enterprise III’s income, amortization related to identified intangible assets with finite lives and interest expense on borrowings incurred to acquire our 60% controlling interest. This unaudited pro forma financial information does not include adjustments to add or remove certain corporate expenses of Carrier Enterprise III, which may or may not be incurred in future periods, or adjustments for depreciation or synergies that may be realized subsequent to the acquisition date. This unaudited pro forma financial information does not necessarily reflect our future results of operations or what the results of operations would have been had we acquired our 60% controlling interest in and operated Carrier Enterprise III as of the beginning of the period presented.

7. SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $0.25 and $0.62 per share of Common stock and Class B common stock during the quarters ended March 31, 2013 and 2012, respectively.

Non-Vested (Restricted) Stock

During the quarters ended March 31, 2013 and 2012, we granted 90,543 and 58,301 shares of non-vested (restricted) stock, respectively.

Stock Options

During the quarters ended March 31, 2013 and 2012, 7,000 and 21,500, respectively, of stock options were exercised for Common stock. Cash received from Common stock issued upon the exercise of stock options during the quarters ended March 31, 2013 and 2012, was $338 and $987, respectively.

Employee Stock Purchase Plan

During the quarters ended March 31, 2013 and 2012, 2,182 and 2,962 shares of Common stock were issued under our employee stock purchase plan, respectively, for which we received net proceeds of $159 and $194, respectively.

401(k) Plan

During the quarters ended March 31, 2013 and 2012, 22,551 and 26,991 shares of Common stock were issued to our profit sharing retirement plan, respectively, representing discretionary matching contribution of $1,689 and $1,772, respectively.

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

Noncontrolling interest at December 31, 2012	$273,826
Net income attributable to noncontrolling interest	7,704
Foreign currency translation adjustment	(2,178)

Noncontrolling interest at March 31, 2013	$279,352

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amounts of $5,308 and $4,844 at March 31, 2013 and December 31, 2012, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

9. RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 55% and 52% of all purchases made during the quarters ended March 31, 2013 and 2012, respectively. At March 31, 2013 and December 31, 2012, approximately $126,000 and $62,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2013 and 2012 include $5,295 and $6,784, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

Carrier Enterprise II entered into Transactional Services Agreements (“TSAs”) with Carrier, pursuant to which Carrier performed certain business processes on its behalf, including processes involving the use of certain information technologies. The services provided by Carrier pursuant to the TSAs terminated on April 30, 2012. The fees related to these TSAs were $584 for the quarter ended March 31, 2012 and are included in selling, general and administrative expenses in our condensed consolidated unaudited statement of income. At December 31, 2012, $25 related to theses TSAs was payable to Carrier and was included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheet.

Carrier Enterprise III entered into TSAs with UTC Canada, pursuant to which UTC Canada performs certain business processes on behalf of Carrier Enterprise III, including processes involving the use of certain information technologies, and UTC Canada entered into TSAs with Carrier Enterprise III, pursuant to which Carrier Enterprise III performs certain business processes on behalf of UTC Canada. The services provided pursuant to the TSAs terminate on various dates but may be extended as agreed upon by the parties. The fees payable by Carrier Enterprise III to UTC Canada under one TSA were substantially offset by the fees payable to Carrier Enterprise III by UTC Canada under the other TSA.

At December 31, 2012, $29,637 was payable to Carrier and UTC Canada for unpaid distributions declared to the noncontrolling interest. This amount was paid to Carrier and UTC Canada in February 2013.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if realized, in whole or in part, that the information will have the expected consequences to, or effects on, our business or operations. For additional information identifying other important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our SEC filings, including but not limited to, the discussion included in Item 1A “Risk Factors” of our 2012 Annual Report on Form 10-K. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as required by applicable law.

The following information should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto included under Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K.

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or we, us or our) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. At March 31, 2013, we operated from 574 locations in 38 U.S. states, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean.

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

Our critical accounting policies are included in our 2012 Annual Report on Form 10-K as filed on February 28, 2013. We believe that there have been no significant changes during the quarter ended March 31, 2013 to the critical accounting policies disclosed in our 2012 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues for the quarters ended March 31, 2013 and 2012:

	2013	2012
Revenues	100.0%	100.0%
Cost of sales	75.4	76.2

Gross profit	24.6	23.8
Selling, general and administrative expenses	20.3	20.6

Operating income	4.3	3.2
Interest expense, net	0.2	0.2

Income before income taxes	4.1	3.0
Income taxes	1.1	0.9

Net income	3.0	2.1
Less: net income attributable to noncontrolling interest	1.1	0.8

Net income attributable to Watsco, Inc.	1.9%	1.3%

The following narratives include the results of operations for businesses acquired during 2012. The results of operations for these acquisitions have been included in our condensed consolidated unaudited statements of income beginning on their respective dates of acquisition. See Note 6 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for the pro forma financial information combining our results of operations with the operations of Carrier Enterprise III. The following narratives also reflect our acquisition of an additional 10% ownership interest in Carrier Enterprise I effective July 2, 2012. There were no businesses acquired during the first quarter of 2013.

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At March 31, 2013 and 2012, 61 and 65 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended March 31, 2013:

Number of Locations
March 31, 2012	541
Acquired	35
Opened	10
Closed	(13)

December 31, 2012	573
Opened	2
Closed	(1)

March 31, 2013	574

Revenues

Revenues for the first quarter of 2013 increased $80.1 million, or 13%, compared to the first quarter of 2012, including $62.5 million attributable to the 35 new Carrier Enterprise III locations acquired in 2012 and $0.6 million from other locations opened during the preceding 12 months, partially offset by $1.0 million from locations closed. On a same-store basis, revenues increased $18.0 million, or 3%, as compared to the same period in 2012, reflecting a 3% increase in sales of HVAC equipment (6% increase in residential HVAC equipment offset by a 5% decrease in commercial HVAC equipment), a 1% increase in sales of other HVAC products and a 7% increase in sales of commercial refrigeration products. Sales of residential HVAC equipment benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the quarter ended March 31, 2013 increased $24.8 million, or 16%, compared to the same period in 2012, primarily as a result of increased revenues. Gross profit margin for the quarter ended March 31, 2013 improved 80 basis-points to 24.6% versus 23.8% for the same period in 2012, primarily due to increased average selling prices for residential HVAC equipment, higher margins on a better sales mix of higher-efficiency air conditioning and heating systems and reflecting higher gross margins achieved by Carrier Enterprise III.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2013 increased $14.2 million, or 11%, compared to the first quarter of 2012 primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2013 decreased to 20.3% versus 20.6% for the same period in 2012. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to leveraging of fixed operating costs as compared to 2012. On a same-store basis, selling, general and administrative expenses were flat as compared to the same period in 2012.

Interest Expense, Net

Net interest expense for the quarter ended March 31, 2013 increased $0.3 million, or 33%, compared to the same period in 2012, primarily as a result of an increase in average outstanding borrowings, partially offset by a lower effective interest rate in 2013 as compared to 2012.

Income Taxes

Income taxes increased to $8.3 million for the first quarter of 2013 as compared to $5.5 million for the first quarter of 2012 and are a composite of the income taxes attributable to our wholly owned operations and investments, and income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to us was 36.75% and 37.5% for the quarters ended March 31, 2013 and 2012, respectively. The decrease was primarily due to lower effective tax rates for income generated by our foreign subsidiaries.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended March 31, 2013 increased $4.9 million, or 58%, compared to the same period in 2012. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative expenses as a percent of revenues, as discussed above, and by our acquisition of an additional 10% ownership interest in Carrier Enterprise I in July 2012.

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

Sources and Uses of Cash

We rely on cash flows from operations and borrowing capacity (subject to certain restrictions) under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes, including anticipated dividend payments, capital expenditures, business acquisitions and supporting the development of our long-term operating strategies.

We believe that our operating cash flows, cash on hand and funds available for borrowing under our line of credit will be sufficient to satisfy our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

Any future disruption in the capital and credit markets, such as those experienced in 2008 and 2009, could adversely affect our ability to draw on our line of credit. Our access to funds under the line of credit is dependent on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in capital and credit markets also may affect the determination of interest rates for borrowers, particularly rates based on LIBOR, such as the rates under our line of credit. Any future disruptions in these markets and their effect on interest rates could result in increased borrowing costs and/or reduced borrowing capacity under our line of credit.

Working Capital

Working capital increased to $757.3 million at March 31, 2013 from $733.1 million at December 31, 2012.

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2013 and 2012:

	2013	2012	Change
Cash flows (used in) provided by operating activities	$(17.5)	$9.5	$(27.0)
Cash flows used in investing activities	$(3.0)	$(3.8)	$0.8
Cash flows used in financing activities	$(31.1)	$(3.3)	$(27.8)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

The increase in net cash used in operating activities is primarily due to a stronger seasonal buildup of inventory in 2013 in preparation for the spring and summer selling seasons partially offset by higher net income in 2013.

Investing Activities

The decrease in net cash used in investing activities is due to lower capital expenditures in 2013.

Financing Activities

The increase in net cash used in financing activities was primarily attributable to an increase in distributions to the noncontrolling interest, partially offset by lower net borrowings under our revolving credit agreement and a decrease in dividends paid in 2013.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $500.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. The credit agreement matures in April 2017. At March 31, 2013 and December 31, 2012, $322.0 million and $316.2 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2013.

Acquisitions

We continually evaluate potential acquisitions and/or joint ventures and routinely hold discussions with a number of acquisition candidates. Should suitable acquisition opportunities arise that would require additional financing, we believe our financial position and earnings history provide a sufficient basis for us to either obtain additional debt financing at competitive rates and on reasonable terms or raise capital through the issuance of equity securities.

Common Stock Dividends

We paid cash dividends of $0.25 per share and $0.62 per share of Common stock and Class B common stock during the quarters ended March 31, 2013 and 2012, respectively. On April 1, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.25 per share of Common stock and Class B common stock that was paid on April 30, 2013 to shareholders of record as of April 15, 2013. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended March 31, 2013 or 2012. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At March 31, 2013, there were 1,129,087 shares remaining authorized for repurchase under the program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the 2012 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of the 35 locations added by Carrier Enterprise III on April 27, 2012, which represents approximately 18% of our consolidated assets at March 31, 2013 and approximately 9% of our consolidated revenues for the three months ended March 31, 2013. From the acquisition date to March 31, 2013, the processes and systems of Carrier Enterprise III did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 8 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended March 31, 2013 does not differ materially from that set forth in Part I, Item 1A, of our 2012 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 14, 2013, we issued 22,551 shares of our Common stock to our Profit Sharing Retirement Plan & Trusts (the “Plans”) representing the employer match under the Plans for the plan year ended December 31, 2012, without registration. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof. The Plans are profit sharing retirement plans that are qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Plans are held in a single trust fund for the benefit of our employees, and no Plan holds assets for the benefit of the employees of any other employer. All of the contributions to the Plans from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plans as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

ITEM 6. EXHIBITS

10.1 #	Fourteenth Amendment dated January 1, 2013 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC. (Registrant)

Date: April 30, 2013	By:	/s/ Ana M. Menendez
Ana M. Menendez Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.1 #	Fourteenth Amendment dated January 1, 2013 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.