Form 10-Q
period 2013-06-30
WATSCO INC
filed 2013-08-02
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

The number of shares of common stock outstanding as of July 29, 2013 was (i) 29,984,593 shares of Common stock, $0.50 par value per share, excluding 6,322,650 treasury shares, and (ii) 4,675,949 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 21

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$1,120,452	$1,011,801	$1,834,085	$1,645,313
Cost of sales	853,772	773,326	1,391,959	1,256,216

Gross profit	266,680	238,475	442,126	389,097
Selling, general and administrative expenses	161,595	152,604	306,487	283,317

Operating income	105,085	85,871	135,639	105,780
Interest expense, net	1,688	1,350	2,870	2,238

Income before income taxes	103,397	84,521	132,769	103,542
Income taxes	30,815	23,620	39,098	29,148

Net income	72,582	60,901	93,671	74,394
Less: net income attributable to noncontrolling interest	21,264	21,798	28,968	26,824

Net income attributable to Watsco, Inc.	$51,318	$39,103	$64,703	$47,570

Earnings per share for Common and Class B common stock:
Basic	$1.48	$1.15	$1.87	$1.42

Diluted	$1.48	$1.15	$1.87	$1.41

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$72,582	$60,901	$93,671	$74,394
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(8,377)	(8,666)	(13,440)	(8,666)
Unrealized (loss) gain on available-for-sale securities arising during the period	(11)	(4)	(3)	12

Other comprehensive loss	(8,388)	(8,670)	(13,443)	(8,654)

Comprehensive income	64,194	52,231	80,228	65,740
Less: comprehensive income attributable to noncontrolling interest	17,678	17,972	23,204	22,998

Comprehensive income attributable to Watsco, Inc.	$46,516	$34,259	$57,024	$42,742

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,531	$73,770
Accounts receivable, net	525,613	377,655
Inventories	692,006	546,083
Other current assets	17,834	17,943

Total current assets	1,260,984	1,015,451
Property and equipment, net	43,912	42,842
Goodwill	393,332	397,262
Intangible assets, net	208,393	219,501
Other assets	6,388	6,999

	$1,913,009	$1,682,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$4	$4
Accounts payable	242,933	184,957
Accrued expenses and other current liabilities	118,840	97,397

Total current liabilities	361,777	282,358

Long-term obligations:
Borrowings under revolving credit agreement	398,276	316,182
Other long-term obligations, net of current portion	12	14

Total long-term obligations	398,288	316,196

Deferred income taxes and other liabilities	62,877	61,461

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,147	18,131
Class B common stock, $0.50 par value	2,355	2,315
Preferred stock, $0.50 par value	—	—
Paid-in capital	599,713	592,820
Accumulated other comprehensive loss, net of tax	(9,781)	(2,102)
Retained earnings	298,880	251,475
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	794,889	748,214
Noncontrolling interest	295,178	273,826

Total shareholders’ equity	1,090,067	1,022,040

	$1,913,009	$1,682,055

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013 and 2012

(In thousands)

	2013	2012
Cash flows from operating activities:
Net income	$93,671	$74,394
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,720	6,857
Share-based compensation	4,274	3,966
Non-cash contribution for 401(k) plan	1,689	1,772
Provision for doubtful accounts	186	134
Excess tax benefits from share-based compensation	(116)	(742)
Other, net	2,864	1,892
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(150,636)	(137,881)
Inventories	(148,858)	(154,240)
Accounts payable and other liabilities	110,843	143,049
Other, net	456	1,157

Net cash used in operating activities	(76,907)	(59,642)

Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(82,148)
Capital expenditures	(6,964)	(6,891)
Proceeds from sale of property and equipment	161	157

Net cash used in investing activities	(6,803)	(88,882)

Cash flows from financing activities:
Net proceeds under current revolving credit agreement	84,254	237,157
Net proceeds from issuances of common stock	676	3,189
Excess tax benefits from share-based compensation	116	742
Payment of fees related to revolving credit agreement	—	(2,070)
Net repayments under prior revolving credit agreements	—	(20,000)
Net (repayments of) proceeds from other long-term obligations	(2)	11
Dividends on Common and Class B common stock	(17,298)	(41,003)
Distributions to noncontrolling interest	(31,489)	(9,991)

Net cash provided by financing activities	36,257	168,035

Effect of foreign exchange rate changes on cash and cash equivalents	(786)	23

Net (decrease) increase in cash and cash equivalents	(48,239)	19,534
Cash and cash equivalents at beginning of period	73,770	15,673

Cash and cash equivalents at end of period	$25,531	$35,207

Supplemental cash flow information:
Common stock issued for Carrier Enterprise III	—	$93,250

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 21

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as we, us or our) was incorporated in 1956 in Florida and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. The accompanying Watsco June 30, 2013 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco and all of its wholly owned subsidiaries and include the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated.

The results of operations for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during the summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly consistent during the year, except for dependence on housing completions and related weather and economic conditions.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2013 presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

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

7 of 21

2.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$51,318	$39,103	$64,703	$47,570
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	3,629	2,704	4,566	3,298

Earnings allocated to Watsco, Inc. shareholders	$47,689	$36,399	$60,137	$44,272

Weighted-average Common and Class B common shares outstanding for basic earnings per share	32,182,576	31,717,204	32,170,222	31,236,915
Basic earnings per share for Common and Class B common stock	$1.48	$1.15	$1.87	$1.42
Allocation of earnings for Basic:
Common stock	$43,681	$33,137	$55,081	$40,244
Class B common stock	4,008	3,262	5,056	4,028

	$47,689	$36,399	$60,137	$44,272

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$51,318	$39,103	$64,703	$47,570
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	3,623	2,702	4,560	3,297

Earnings allocated to Watsco, Inc. shareholders	$47,695	$36,401	$60,143	$44,273

Weighted-average Common and Class B common shares outstanding for basic earnings per share	32,182,576	31,717,204	32,170,222	31,236,915
Effect of dilutive stock options	66,279	66,503	61,024	72,173

Weighted-average Common and Class B common shares outstanding for diluted earnings per share	32,248,855	31,783,707	32,231,246	31,309,088

Diluted earnings per share for Common and Class B common stock	$1.48	$1.15	$1.87	$1.41
Anti-dilutive stock options not included above	—	1,319	—	1,269

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year and adjusts for the dilutive effects of outstanding stock options using the treasury stock method; therefore, no allocation of earnings to Class B common stock is required. As of June 30, 2013 and 2012, our outstanding Class B common stock was convertible into 2,704,858 and 2,842,055 shares of our Common stock, respectively.

8 of 21

3.	OTHER COMPREHENSIVE LOSS

Other comprehensive loss consists of the currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized (loss) gain on available-for-sale securities. The tax effects allocated to each component of other comprehensive loss are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Foreign currency translation adjustment	$(8,377)	$(8,666)	$(13,440)	$(8,666)

Unrealized (loss) gain on available-for-sale securities	$(17)	$(6)	$(3)	$23
Income tax (benefit) expense	(6)	(2)	—	11

Unrealized (loss) gain on available-for-sale securities, net of tax	$(11)	$(4)	$(3)	$12

Other comprehensive loss	$(8,388)	$(8,670)	$(13,443)	$(8,654)

The changes in accumulated other comprehensive loss, net of tax, are as follows:

Six Months Ended June 30,	2013	2012
Foreign currency translation adjustment:
Beginning balance	$(1,785)	$—
Current period other comprehensive loss	(7,676)	(4,840)

Ending balance	$(9,461)	$(4,840)

Available-for-sale securities:
Beginning balance	$(317)	$(352)
Current period other comprehensive income	(3)	12

Ending balance	$(320)	$(340)

Accumulated other comprehensive loss, net of tax	$(9,781)	$(5,180)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

We routinely use certain derivative instruments to hedge foreign currency exposure. Although these derivatives were not designated as hedges and/or did not qualify for hedge accounting, they were effective economic hedges. The changes in fair value of economic hedges are recognized in earnings. During 2012, we entered into foreign currency forward contracts to offset the earnings impact that foreign currency exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies. The changes in fair value of these foreign currency forward contracts were a gain (loss) of $1,507, $(247), $1,528 and $(247) for the quarters and six months ended June 30, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income. The total notional value of our foreign currency exchange contracts as of June 30, 2013 was $38,750, and such contracts have varying terms expiring through September 2013. See Note 5.

5.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

Description	Fair Value at June 30, 2013	Fair Value Measurements at June 30, 2013 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$223	$223	—	—

Derivative financial instruments	$1,331	—	$1,331	—

9 of 21

Description	Fair Value at December 31, 2012	Fair Value Measurements at December 31, 2012 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$226	$226	—	—

Liabilities:
Derivative financial instruments	$197	—	$197	—

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

Derivative financial instruments – the derivatives are foreign currency forward contracts. Fair value is based on observable market inputs, such as forward rates, in active markets and therefore the derivatives are classified within Level 2 of the valuation hierarchy. The fair value of the derivative financial instruments is included in our condensed consolidated balance sheets in other current assets and accrued expenses and other current liabilities at June 30, 2013 and December 31, 2012, respectively.

There were no transfers in or out of Level 1 and Level 2 during the six months ended June 30, 2013.

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

Carrier Enterprise II

In 2011, we formed a second joint venture with Carrier and completed two additional transactions. In April 2011, Carrier contributed 28 of its company-owned locations in eight Northeast U.S. states, and we contributed 14 locations in the Northeast U.S. In July 2011, we purchased Carrier’s distribution operations in Mexico, which included seven locations. Collectively, the Northeast locations and the Mexico operations are referred to as Carrier Enterprise II. We have a 60% controlling interest in Carrier Enterprise II, and Carrier has a 40% noncontrolling interest. Neither we nor Carrier has any options to purchase additional ownership interests in Carrier Enterprise II.

Carrier Enterprise III

On April 27, 2012, we completed the formation of a joint venture with UTC Canada Corporation (“UTC Canada”), an affiliate of Carrier, to distribute Carrier-manufactured HVAC products in Canada. The newly formed joint venture, Carrier Enterprise Canada, L.P. (“Carrier Enterprise III”), operates 35 locations throughout Canada. We have a 60% controlling interest in Carrier Enterprise III and Carrier has a 40% noncontrolling interest. Total consideration paid by us for our 60% controlling interest in Carrier Enterprise III included cash consideration of $80,489 and the issuance to UTC Canada of 1,250,000 shares of Common stock having a fair value of $93,250. Neither we nor UTC Canada has any options to purchase additional ownership interests in Carrier Enterprise III.

The purchase price resulted in the recognition of $216,463 in goodwill and intangibles. The fair value of the identified intangible assets was $151,172 and consisted of $95,515 in trade names and distribution rights and $55,657 in customer relationships to be amortized over a 15 year period. For Canadian income tax purposes, seventy-five percent of the tax basis of the acquired goodwill is amortized at a rate of 7% annually on a declining balance basis.

10 of 21

The purchase price allocation is based upon a purchase price of $173,739, which represents the fair value of our 60% controlling interest in Carrier Enterprise III. The table below presents the allocation of the total consideration to tangible and intangible assets acquired, liabilities assumed and the noncontrolling interest from the acquisition of our 60% controlling interest in Carrier Enterprise III based on the respective fair values as of April 27, 2012:

Cash	$10
Accounts receivable	46,718
Inventories	55,024
Other current assets	481
Property and equipment	2,517
Goodwill	65,291
Intangible assets	151,172
Other assets	978
Accounts payable and accrued expenses	(44,208)
Noncontrolling interest	(104,244)

Total purchase price	$173,739

The fair value of the noncontrolling interest was determined by applying a pro-rata value of the total invested capital adjusted for a discount for lack of control that market participants would consider when estimating the fair value of the noncontrolling interest.

The unaudited pro forma financial information, combining our results of operations with the operations of Carrier Enterprise III as if the joint venture had been formed on January 1, 2012, is as follows:

	Quarter Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$1,036,245	$1,740,222

Net income	60,428	73,601
Less: net income attributable to noncontrolling interest	21,629	26,710

Net income attributable to Watsco, Inc.	$38,799	$46,891

Diluted earnings per share for Common and Class B common stock	$1.13	$1.36

The foregoing unaudited pro forma financial information is presented for informational purposes only. The unaudited pro forma financial information for the periods presented includes adjustments to record income taxes related to our portion of Carrier Enterprise III’s income, amortization related to identified intangible assets with finite lives and interest expense on borrowings incurred to acquire our 60% controlling interest. This unaudited pro forma financial information does not include adjustments to add or remove certain corporate expenses of Carrier Enterprise III, which may or may not be incurred in future periods, or adjustments for depreciation or synergies that may be realized subsequent to the acquisition date. This unaudited pro forma financial information does not necessarily reflect our future results of operations or what the results of operations would have been had we acquired our 60% controlling interest in and operated Carrier Enterprise III as of the beginning of the periods presented.

7.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $0.25, $0.62, $0.50 and $1.24 per share of Common stock and Class B common stock during the quarters and six months ended June 30, 2013 and 2012, respectively.

Non-Vested (Restricted) Stock

We did not grant any shares of non-vested (restricted) stock during the quarters ended June 30, 2013 and 2012. During the six months ended June 30, 2013 and 2012, we granted 85,543 and 58,301 shares of non-vested (restricted) stock, respectively.

Stock Options

During the quarters ended June 30, 2013 and 2012, 2,500 and 69,334 stock options, respectively, were exercised for Common stock. During the six months ended June 30, 2013 and 2012, 9,500 and 90,834 stock options, respectively, were exercised for Common stock. Cash received from Common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2013 and 2012, was $39, $1,822, $377 and $2,809, respectively. During the quarter and six months ended June 30, 2012, 19,567 shares of Common stock with an aggregate fair market value of $1,449 were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. We retired these shares upon delivery.

11 of 21

Employee Stock Purchase Plan

During the quarters ended June 30, 2013 and 2012, 1,744 and 2,632, shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $140 and $186, respectively. During the six months ended June 30, 2013 and 2012, 3,926 and 5,594 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $299 and $380, respectively.

401(k) Plan

During the six months ended June 30, 2013 and 2012, we issued 22,551 and 26,991 shares of Common stock to our profit sharing retirement plan representing the Common stock discretionary matching contribution of $1,689 and $1,772, respectively.

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

Noncontrolling interest at December 31, 2012	$273,826
Net income attributable to noncontrolling interest	28,968
Foreign currency translation adjustment	(5,764)
Distributions to noncontrolling interest	(1,852)

Noncontrolling interest at June 30, 2013	$295,178

8.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amounts of $5,846 and $4,844 at June 30, 2013 and December 31, 2012, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

9.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 57%, 60%, 56% and 57% of all purchases made during the quarters and six months ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, approximately $169,000 and $62,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2013 and 2012 include $8,693, $10,064, $13,988 and $16,848, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

12 of 21

Carrier Enterprise II entered into Transactional Services Agreements (“TSAs”) with Carrier, pursuant to which Carrier performed certain business processes on its behalf, including processes involving the use of certain information technologies. The services provided by Carrier pursuant to the TSAs terminated on April 30, 2012. The fees related to these TSAs were $223 and $807 for the quarter and six months ended June 30, 2012 and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income. At December 31, 2012, $25 related to these TSAs was payable to Carrier and was included in accrued expenses and other current liabilities in our condensed consolidated balance sheet. Amounts outstanding were repaid in 2013 and no further services are required under the TSAs for Carrier Enterprise II.

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

10.	SUBSEQUENT EVENT

On July 1, 2013, we entered into Amendment No. 2 to our unsecured $500,000 syndicated revolving credit agreement, which extended the maturity date from April 27, 2017 to July 1, 2018, reduced pricing, improved covenant flexibility during seasonal periods of the year and modified certain definitions. Borrowings under the amended credit facility bear interest at either LIBOR-based rates plus a spread, which ranges from 87.5 to 250 basis-points, depending upon our ratio of total debt to EBITDA, or on rates based on the higher of the Prime rate or the Federal Funds Rate, in each case plus a spread which ranges from 0 to 150 basis-points, depending upon our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment under the amended credit facility, ranging from 12.5 to 35 basis-points.

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

13 of 21

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

The following information should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto included under Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K.

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or we, us or our) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. At June 30, 2013, we operated from 571 locations in 38 U.S. states, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean.

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

In 2011, we formed a second joint venture with Carrier and completed two additional transactions. In April 2011, Carrier contributed 28 of its company-owned locations in eight Northeast U.S. states, and we contributed 14 locations in the Northeast U.S. In July 2011, we purchased Carrier’s distribution operations in Mexico, which included seven locations. Collectively, the Northeast locations and the Mexico operations are referred to as Carrier Enterprise II. We have a 60% controlling interest in Carrier Enterprise II, and Carrier has a 40% noncontrolling interest. Neither we nor Carrier has any options to purchase additional ownership interests in Carrier Enterprise II.

In April 2012, we formed a third joint venture, which we refer to as Carrier Enterprise III, with UTC Canada Corporation, referred to as UTC Canada, an affiliate of Carrier. Carrier contributed 35 of its company-owned locations in Canada to Carrier Enterprise III. We have a 60% controlling interest in Carrier Enterprise III, and UTC Canada has a 40% noncontrolling interest. Neither we nor UTC Canada has any options to purchase additional ownership interests in Carrier Enterprise III.

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

14 of 21

statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. At least quarterly, management reevaluates its judgments and estimates, which are based on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances.

Our critical accounting policies are included in our 2012 Annual Report on Form 10-K as filed on February 28, 2013. We believe that there have been no significant changes during the quarter ended June 30, 2013 to the critical accounting policies disclosed in our 2012 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues for the quarters and six months ended June 30, 2013 and 2012:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.2	76.4	75.9	76.4

Gross profit	23.8	23.6	24.1	23.6
Selling, general and administrative expenses	14.4	15.1	16.7	17.2

Operating income	9.4	8.5	7.4	6.4
Interest expense, net	0.2	0.1	0.2	0.1

Income before income taxes	9.2	8.4	7.2	6.3
Income taxes	2.7	2.3	2.1	1.8

Net income	6.5	6.1	5.1	4.5
Less: net income attributable to noncontrolling interest	1.9	2.2	1.6	1.6

Net income attributable to Watsco, Inc.	4.6%	3.9%	3.5%	2.9%

The following narratives include the results of operations for businesses acquired during 2012. The results of operations for these acquisitions have been included in our condensed consolidated unaudited statements of income beginning on the respective dates of acquisition. See Note 6 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for the pro forma financial information combining our results of operations with the operations of Carrier Enterprise III. The following narratives also reflect our acquisition of an additional 10% ownership interest in Carrier Enterprise I, which became effective on July 2, 2012. We did not acquire any businesses during the six months ended June 30, 2013.

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At June 30, 2013 and 2012, 24 and 75 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended June 30, 2013:

Number of Locations
June 30, 2012	575
Opened	5
Closed	(7)

December 31, 2012	573
Opened	5
Closed	(7)

June 30, 2013	571

15 of 21

Second Quarter 2013 Compared to Second Quarter 2012

Revenues

Revenues for the quarter ended June 30, 2013 increased $108.7 million, or 11%, compared to the same period in 2012, including $24.9 million attributable to the 35 new Carrier Enterprise III locations acquired in 2012, and $0.3 million from other locations opened during the preceding 12 months, partially offset by $1.9 million from closed locations. On a same-store basis, revenues increased $85.4 million, or 8%, as compared to the same period in 2012, reflecting an 11% increase in sales of HVAC equipment (14% increase in residential HVAC equipment offset by a 6% decrease in commercial HVAC equipment), a 4% increase in sales of other HVAC products and a 6% increase in sales of commercial refrigeration products. The increase in same-store revenues is primarily due to strong demand for the replacement of residential HVAC equipment.

Gross Profit

Gross profit for the quarter ended June 30, 2013 increased $28.2 million, or 12%, compared to the same period in 2012, primarily as a result of increased revenues. Gross profit margin for the quarter ended June 30, 2013 improved 20 basis-points to 23.8% versus 23.6% for the same period in 2012, primarily due to higher realized gross margins for residential HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2013 increased $9.0 million, or 6%, compared to the same period in 2012, primarily as a result of increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended June 30, 2013 decreased to 14.4% from 15.1% for the same period in 2012. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to leveraging of fixed operating costs as compared to 2012. For the quarter ended June 30, 2012, selling, general and administrative expenses included $0.4 million of acquisition-related costs. On a same-store basis, selling, general and administrative expenses increased 3% as compared to the same period in 2012.

Interest Expense, Net

Net interest expense for the quarter ended June 30, 2013 increased $0.3 million, or 25%, compared to the same period in 2012, primarily as a result of an increase in average outstanding borrowings, partially offset by a lower effective interest rate in 2013 as compared to 2012.

Income Taxes

Income taxes increased to $30.8 million for the quarter ended June 30, 2013 as compared to $23.6 million for the quarter ended June 30, 2012 and are a composite of the income taxes attributable to our wholly owned operations and investments, and income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to us was 37.1% and 36.9% for the quarters ended June 30, 2013 and 2012, respectively. The increase was primarily due to higher effective tax rates for income generated by our U.S. subsidiaries.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended June 30, 2013 increased $12.2 million, or 31%, compared to the same period in 2012. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative expenses as a percent of revenues, as discussed above, and by a reduction in the net income attributable to the noncontrolling interest related to Carrier Enterprise I following our purchase of an additional 10% ownership interest in Carrier Enterprise I in July 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Revenues for the six months ended June 30, 2013 increased $188.8 million, or 11%, compared to the same period in 2012, including $87.4 million attributable to the 35 new Carrier Enterprise III locations and $0.9 million from other locations opened during the preceding 12 months, offset by $2.9 million from closed locations. On a same-store basis, revenues increased $103.4 million, or 6%, as compared to the same period in 2012. Revenues reflect an 8% increase in sales of HVAC equipment (11% increase in residential HVAC equipment offset by a 6% decrease in commercial HVAC equipment), a 3% increase in sales of other HVAC products and a 6% increase in sales of commercial refrigeration products. The increase in same-store revenues is primarily due to strong demand for the replacement of residential HVAC equipment.

16 of 21

Gross Profit

Gross profit for the six months ended June 30, 2013 increased $53.0 million, or 14%, compared to the same period in 2012, primarily as a result of increased revenues. Gross profit margin for the six months ended June 30, 2013 improved 50 basis-points to 24.1% versus 23.6% for the same period in 2012, primarily due to higher realized gross margins for residential HVAC equipment and higher gross margins achieved by Carrier Enterprise III.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 increased $23.2 million, or 8%, compared to the same period in 2012, primarily as a result of increased revenues. Selling, general and administrative expenses as a percent of revenues for the six months ended June 30, 2013 decreased to 16.7% from 17.2% for the same period in 2012. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to leveraging of fixed operating costs as compared to 2012. For the six months ended June 30, 2012, selling, general and administrative expenses included $0.7 million of acquisition-related costs. On a same-store basis, selling, general, and administrative expenses increased 1% as compared to 2012.

Interest Expense, Net

Net interest expense for the six months ended June 30, 2013 increased $0.6 million, or 28%, compared to the same period in 2012, primarily as a result of an increase in average outstanding borrowings, partially offset by a lower effective interest rate in 2013 as compared to 2012.

Income Taxes

Income taxes increased to $39.1 million for the six months ended June 30, 2013 as compared to $29.1 million for the six months ended June 30, 2012 and are a composite of the income taxes attributable to our wholly owned operations and investments and income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to us was 37.0% for both the six months ended June 30, 2013 and 2012.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the six months ended June 30, 2013 increased $17.1 million, or 36%, compared to the same period in 2012. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative expenses as a percent of revenues, as discussed above, and by a reduction in the net income attributable to the noncontrolling interest related to Carrier Enterprise I following our purchase of an additional 10% ownership interest in Carrier Enterprise I in July 2012.

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

Sources and Uses of Cash

We rely on cash flows from operations and borrowing capacity (subject to certain restrictions) under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes, including anticipated dividend payments, capital expenditures, business acquisitions and development of our long-term operating strategies.

We believe that our operating cash flows, cash on hand and funds available for borrowing under our line of credit will be sufficient to satisfy our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

17 of 21

Any future disruption in the capital and credit markets, such as those experienced in 2008 and 2009, could adversely affect our ability to draw on our line of credit. Our access to funds under the line of credit is dependent on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in capital and credit markets also may affect the determination of interest rates for borrowers, particularly rates based on LIBOR, which is one of the base rates under our line of credit. Any future disruptions in these markets and their effect on interest rates could result in increased borrowing costs and/or reduced borrowing capacity under our line of credit.

Working Capital

Working capital increased to $899.2 million at June 30, 2013 from $733.1 million at December 31, 2012, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business.

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2013 and 2012:

	2013	2012	Change
Cash flows used in operating activities	$(76.9)	$(59.6)	$(17.3)
Cash flows used in investing activities	$(6.8)	$(88.9)	$82.1
Cash flows provided by financing activities	$36.3	$168.0	$(131.7)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

The increase in net cash used in operating activities was principally attributable to changes in operating assets and liabilities, which were primarily composed of lower levels of accounts payable and other liabilities due to approximately $18.0 million in incremental vendor payments from a one-time change in payment terms effective April 27, 2013 and higher accounts receivable driven by increased sales volume in 2013.

Investing Activities

The decrease in net cash used in investing activities is due to the purchase of our 60% controlling interest in Carrier Enterprise III for cash consideration of $82.1 million in 2012.

Financing Activities

The decrease in net cash provided by financing activities was primarily attributable to lower net borrowings under our revolving credit agreement and a decrease in dividends paid in 2013, partially offset by an increase in distributions to the noncontrolling interest.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $500.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. At June 30, 2013 and December 31, 2012, $398.3 million and $316.2 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2013.

On July 1, 2013, we entered into an amendment to the revolving credit agreement, which extended the maturity date from April 27, 2017 to July 1, 2018, reduced pricing, improved covenant flexibility during seasonal periods and modified certain definitions. Borrowings under the amended credit facility bear interest at either LIBOR-based rates plus a spread, which ranges from 87.5 to 250 basis-points, depending upon our ratio of total debt to EBITDA, or on rates based on the higher of the Prime rate or the Federal Funds Rate, in each case plus a spread which ranges from 0 to 150 basis-points, depending upon our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment under the amended credit facility, ranging from 12.5 to 35 basis-points.

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

18 of 21

Common Stock Dividends

We paid cash dividends of $0.50 per share and $1.24 per share of Common stock and Class B common stock during the six months ended June 30, 2013 and 2012, respectively. On July 1, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.25 per share of Common stock and Class B common stock that was paid on July 31, 2013 to shareholders of record as of July 15, 2013. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of the 35 locations added by Carrier Enterprise III on April 27, 2012, which represents approximately 16% of our consolidated assets at June 30, 2013 and approximately 8% of our consolidated revenues for the six months ended June 30, 2013. From the acquisition date to June 30, 2013, the processes and systems of Carrier Enterprise III did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 8 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended June 30, 2013 does not differ materially from that set forth in Part I, Item 1A, of our 2012 Annual Report on Form 10-K.

19 of 21

ITEM 6. EXHIBITS

10.1 #*	Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders From Time to Time Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	Confidential treatment has been requested for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality request. Omissions are designated as [***]. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

20 of 21

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

August 2, 2013	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

21 of 21

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.1 #*	Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders From Time to Time Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.
*	Confidential treatment has been requested for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality request. Omissions are designated as [***]. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.