Form 10-K/A
period 2012-12-31
WATSCO INC
filed 2013-08-09
CIK 105016

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

EXPLANATORY NOTE

Watsco, Inc., a Florida corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2013 (the “Original 10-K”).

This Amendment amends the Original 10-K solely to file an amended and restated Report of Independent Registered Public Accounting Firm (the “Amended Report”). The Amended Report removes the reference to “generally accepted auditing standards as established by the Auditing Standards Board (United States)” and the reference to “auditing” standards of the Public Company Accounting Oversight Board (United States). Except as described in the immediately preceding sentence, this Amendment does not amend, modify or update any disclosures or financial statements contained in the Original 10-K. Nothing contained in this Amendment updates any disclosure contained in the Original 10-K to reflect any events occurring after the filing of the Original 10-K.

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

WATSCO, INC.

August 9, 2013	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.4(b)	Amendment No. 1 dated as of August 8, 2012 to the Credit Agreement dated as of April 27, 2012.

13	2012 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2012 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.