Form 10-Q
period 2013-09-30
WATSCO INC
filed 2013-11-01
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

The number of shares of common stock outstanding as of October 28, 2013 was (i) 30,036,054 shares of Common stock, $0.50 par value per share, excluding 6,322,650 treasury shares, and (ii) 4,685,473 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 21

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,081,893	$1,020,859	$2,915,978	$2,666,172
Cost of sales	823,296	778,354	2,215,255	2,034,570

Gross profit	258,597	242,505	700,723	631,602
Selling, general and administrative expenses	163,142	156,808	469,629	440,125

Operating income	95,455	85,697	231,094	191,477
Interest expense, net	1,781	1,185	4,651	3,423

Income before income taxes	93,674	84,512	226,443	188,054
Income taxes	27,556	24,981	66,654	54,129

Net income	66,118	59,531	159,789	133,925
Less: net income attributable to noncontrolling interest	20,419	18,526	49,387	45,350

Net income attributable to Watsco, Inc.	$45,699	$41,005	$110,402	$88,575

Earnings per share for Common and Class B common stock:
Basic	$1.32	$1.19	$3.19	$2.62

Diluted	$1.32	$1.19	$3.18	$2.61

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$66,118	$59,531	$159,789	$133,925
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	5,073	8,454	(8,367)	(212)
Unrealized gain on available-for-sale securities arising during the period	18	15	15	27

Other comprehensive income (loss)	5,091	8,469	(8,352)	(185)
Comprehensive income	71,209	68,000	151,437	133,740
Less: comprehensive income attributable to noncontrolling interest	22,588	22,249	45,792	45,247

Comprehensive income attributable to Watsco, Inc.	$48,621	$45,751	$105,645	$88,493

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,229	$73,770
Accounts receivable, net	466,340	377,655
Inventories	643,874	546,083
Other current assets	22,372	17,943

Total current assets	1,161,815	1,015,451
Property and equipment, net	44,891	42,842
Goodwill	394,746	397,262
Intangible assets, net	209,832	219,501
Other assets	6,749	6,999

	$1,818,033	$1,682,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$106	$4
Accounts payable	198,277	184,957
Accrued expenses and other current liabilities	113,406	97,397

Total current liabilities	311,789	282,358

Long-term obligations:
Borrowings under revolving credit agreement	284,800	316,182
Other long-term obligations, net of current portion	540	14

Total long-term obligations	285,340	316,196

Deferred income taxes and other liabilities	64,381	61,461

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,166	18,131
Class B common stock, $0.50 par value	2,368	2,315
Preferred stock, $0.50 par value	—	—
Paid-in capital	603,586	592,820
Accumulated other comprehensive loss, net of tax	(6,859)	(2,102)
Retained earnings	335,919	251,475
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	838,755	748,214
Noncontrolling interest	317,768	273,826

Total shareholders’ equity	1,156,523	1,022,040

	$1,818,033	$1,682,055

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013 and 2012

(In thousands)

	2013	2012
Cash flows from operating activities:
Net income	$159,789	$133,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,223	11,276
Share-based compensation	6,453	5,609
Deferred income tax provision	4,208	4,743
Excess tax benefits from share-based compensation	(590)	(913)
Other, net	1,510	2,347
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(90,205)	(81,793)
Inventories	(99,655)	(98,001)
Accounts payable and other liabilities	60,278	87,696
Other, net	(3,828)	(446)

Net cash provided by operating activities	51,183	64,443

Cash flows from investing activities:
Capital expenditures	(10,915)	(9,228)
Business acquisition, net of cash acquired	—	(80,479)
Proceeds from sale of property and equipment	222	405

Net cash used in investing activities	(10,693)	(89,302)

Cash flows from financing activities:
Distributions to noncontrolling interest	(31,487)	(16,003)
Net (repayments) proceeds under current revolving credit agreement	(30,010)	202,271
Dividends on Common and Class B common stock	(25,958)	(62,379)
Payment of fees related to revolving credit agreement	(456)	(2,072)
Purchase of additional ownership from noncontrolling interest	—	(51,881)
Net repayments under prior revolving credit agreements	—	(20,000)
Excess tax benefits from share-based compensation	590	913
Net proceeds from other long-term obligations	628	2
Net proceeds from issuances of common stock	1,998	3,977

Net cash (used in) provided by financing activities	(84,695)	54,828

Effect of foreign exchange rate changes on cash and cash equivalents	(336)	319

Net (decrease) increase in cash and cash equivalents	(44,541)	30,288
Cash and cash equivalents at beginning of period	73,770	15,673

Cash and cash equivalents at end of period	$29,229	$45,961

Supplemental cash flow information:
Common stock issued for Carrier Enterprise III	—	$93,250

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 21

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2013

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as “we”, “us” or “our”) was incorporated in 1956 in Florida and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. The accompanying Watsco September 30, 2013 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco and all of its wholly owned subsidiaries and include the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated.

The results of operations for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during the summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly consistent during the year, except for dependence on housing completions and related weather and economic conditions.

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

New Accounting Standards

Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) amended guidance that requires disclosure for amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. The amendments require the presentation of amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety in the reporting period. For amounts that are not required to be reclassified in their entirety to net income, a cross-reference to other disclosures that provide additional detail about those amounts is required. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance did not have an impact on our condensed consolidated unaudited financial statements.

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued guidance that requires the presentation of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward rather than as a liability when the uncertain tax position would reduce the net operating loss under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated unaudited financial statements.

7 of 21

2.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$45,699	$41,005	$110,402	$88,575
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	3,251	2,822	7,813	6,119

Earnings allocated to Watsco, Inc. shareholders	$42,448	$38,183	$102,589	$82,456

Weighted-average Common and Class B common shares outstanding for basic earnings per share	32,206,448	32,107,701	32,182,430	31,529,296
Basic earnings per share for Common and Class B common stock	$1.32	$1.19	$3.19	$2.62
Allocation of earnings for Basic:
Common stock	$38,880	$34,789	$93,960	$74,992
Class B common stock	3,568	3,394	8,629	7,464

	$42,448	$38,183	$102,589	$82,456

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$45,699	$41,005	$110,402	$88,575
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	3,246	2,820	7,801	6,115

Earnings allocated to Watsco, Inc. shareholders	$42,453	$38,185	$102,601	$82,460

Weighted-average Common and Class B common shares outstanding for basic earnings per share	32,206,448	32,107,701	32,182,430	31,529,296
Effect of dilutive stock options	69,665	60,465	63,936	68,242

Weighted-average Common and Class B common shares outstanding for diluted earnings per share	32,276,113	32,168,166	32,246,366	31,597,538

Diluted earnings per share for Common and Class B common stock	$1.32	$1.19	$3.18	$2.61
Anti-dilutive stock options not included in above	620	2,283	4,963	11,445

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year and adjusts for the dilutive effects of outstanding stock options using the treasury stock method; therefore, no allocation of earnings to Class B common stock is required. As of September 30, 2013 and 2012, our outstanding Class B common stock was convertible into 2,706,860 and 2,854,055 shares of our Common stock, respectively.

8 of 21

3.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized gain on available-for-sale securities. The tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Foreign currency translation adjustment	$5,073	$8,454	$(8,367)	$(212)
Unrealized gain on available-for-sale securities	$27	$28	$24	$51
Income tax expense	(9)	(13)	(9)	(24)

Unrealized gain on available-for-sale securities, net of tax	$18	$15	$15	$27

Other comprehensive income (loss)	$5,091	$8,469	$(8,352)	$(185)

The changes in accumulated other comprehensive loss, net of tax, are as follows:

Nine Months Ended September 30,	2013	2012
Foreign currency translation adjustment:
Beginning balance	$(1,785)	$—
Current period other comprehensive loss	(4,772)	(109)

Ending balance	$(6,557)	$(109)

Available-for-sale securities:
Beginning balance	$(317)	$(352)
Current period other comprehensive income	15	27

Ending balance	$(302)	$(325)

Accumulated other comprehensive loss, net of tax	$(6,859)	$(434)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

We routinely use certain derivative instruments to hedge foreign currency exposure. Although these derivatives were not designated as hedges and/or did not qualify for hedge accounting, they were effective economic hedges for the periods presented. The changes in fair value of economic hedges are recognized in earnings. During 2012, we entered into foreign currency forward contracts to offset the earnings impact that foreign currency exchange rate fluctuations would otherwise have had on certain monetary liabilities that are denominated in nonfunctional currencies. The changes in fair value of these foreign currency forward contracts were a (loss) gain of $(1,534), $14, $(6) and $(233) for the quarters and nine months ended September 30, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income. The total notional value of our foreign currency exchange contracts as of September 30, 2013 was $40,500, and such contracts have varying terms expiring through January 2014. See Note 5.

5.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

Description	Fair Value at September 30, 2013	Fair Value Measurements at September 30, 2013 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$250	$250	—	—
Liabilities:
Derivative financial instruments	$203	—	$203	—

9 of 21

Description	Fair Value at December 31, 2012	Fair Value Measurements at December 31, 2012 Using
		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$226	$226	—	—
Liabilities:
Derivative financial instruments	$197	—	$197	—

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

Derivative financial instruments – the derivatives are foreign currency forward contracts. Fair value is based on observable market inputs, such as forward rates in active markets; therefore, we classify the derivatives within Level 2 of the valuation hierarchy. The fair value of derivative financial instruments is included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

There were no transfers in or out of Level 1 and Level 2 during the nine months ended September 30, 2013.

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

Carrier Enterprise III

On April 27, 2012, we completed the formation of a joint venture with UTC Canada Corporation (“UTC Canada”), an affiliate of Carrier, to distribute Carrier-manufactured HVAC products in Canada. The newly formed joint venture, Carrier Enterprise Canada, L.P. (“Carrier Enterprise III”), operates 35 locations throughout Canada. We have a 60% controlling interest in Carrier Enterprise III and Carrier has a 40% noncontrolling interest. Total consideration paid by us for our 60% controlling interest in Carrier Enterprise III comprised cash consideration of $80,489 and the issuance to UTC Canada of 1,250,000 shares of Common stock, having a fair value of $93,250. Neither we nor UTC Canada has any options to purchase additional ownership interests in Carrier Enterprise III.

The purchase price for Carrier Enterprise III resulted in the recognition of $216,463 in goodwill and intangibles. The fair value of the identified intangible assets was $151,172 and consisted of $95,515 in trade names and distribution rights and $55,657 in customer relationships to be amortized over a 15 year period. For Canadian income tax purposes, seventy-five percent of the tax basis of the acquired goodwill is amortized at a rate of 7% annually on a declining balance basis.

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

The unaudited pro forma financial information, combining our results of operations with the operations of Carrier Enterprise III as if the joint venture had been formed on January 1, 2012, is as follows:

Nine Months Ended September 30, 2012
Revenues	$2,761,081
Net income	133,052
Less: net income attributable to noncontrolling interest	45,236

Net income attributable to Watsco, Inc.	$87,816

Diluted earnings per share for Common and Class B common stock	$2.59

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

On July 1, 2013, we entered into Amendment No. 2 to our unsecured $500,000 syndicated revolving credit agreement, which extended the maturity date from April 27, 2017 to July 1, 2018, reduced pricing, improved covenant flexibility to reflect the seasonal nature of our working capital requirements and modified certain definitions. Borrowings under the amended credit facility bear interest at either LIBOR-based rates plus a spread, which ranges from 87.5 to 250 basis-points, depending upon our ratio of total debt to EBITDA, or on rates based on the higher of the Prime rate or the Federal Funds Rate, in each case plus a spread which ranges from 0 to 150 basis-points, depending upon our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment under the amended credit facility, ranging from 12.5 to 35 basis-points. At September 30, 2013 and December 31, 2012, $284,800 and $316,182 were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants including financial covenants with respect to consolidated leverage and interest coverage ratios and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2013.

8.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $0.25, $0.62, $0.75 and $1.86 per share of Common stock and Class B common stock during the quarters and nine months ended September 30, 2013 and 2012, respectively.

Non-Vested (Restricted) Stock

During the quarters ended September 30, 2013 and 2012, we granted 31,500 and 53,000 shares of non-vested (restricted) stock, respectively. During the nine months ended September 30, 2013 and 2012, we granted 119,043 and 111,301 shares of non-vested (restricted) stock, respectively.

11 of 21

Stock Options

During the quarters ended September 30, 2013 and 2012, 34,700 and 18,250 stock options, respectively, were exercised for Common stock. During the nine months ended September 30, 2013 and 2012, 44,200 and 109,084 stock options, respectively, were exercised for Common stock. Cash received from Common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2013 and 2012, was $1,162, $571, $1,539 and $3,380, respectively.

During both the quarter and nine months ended September 30, 2013, 5,448 shares of Class B Common stock with an aggregate fair market value of $490 were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. We retired these shares upon delivery. During the quarter and nine months ended September 30, 2012, 3,592 shares of Common stock with an aggregate fair market value of $276 and 23,159 shares of Common stock with an aggregate fair market value of $1,725, respectively, were withheld as payment in lieu of cash for stock option exercises and related tax withholdings.

Employee Stock Purchase Plan

During the quarters ended September 30, 2013 and 2012, 1,944 and 3,126 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $160 and $217, respectively. During the nine months ended September 30, 2013 and 2012, 5,870 and 8,720 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $459 and $597, respectively.

401(k) Plan

During the nine months ended September 30, 2013 and 2012, we issued 22,551 and 26,991 shares of Common stock to our profit sharing retirement plan representing the Common stock discretionary matching contribution of $1,689 and $1,772, respectively.

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

Noncontrolling interest at December 31, 2012	$273,826
Net income attributable to noncontrolling interest	49,387
Foreign currency translation adjustment	(3,595)
Distributions to noncontrolling interest	(1,850)

Noncontrolling interest at September 30, 2013	$317,768

9.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. The estimation process contains uncertainty since management must use judgment to estimate the ultimate cost that will be incurred to settle reported claims and unreported claims for incidents incurred but not reported as of the balance sheet date. Reserves in the amounts of $5,478 and $4,844 at September 30, 2013 and December 31, 2012, respectively, were established related to such insurance programs and are included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

12 of 21

10.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 62%, 57%, 58% and 57% of all purchases made during the quarters and nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, approximately $96,000 and $62,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2013 and 2012 include $7,834, $10,466, $21,822 and $27,314, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

Carrier Enterprise II entered into Transactional Services Agreements (“TSAs”) with Carrier, pursuant to which Carrier performed certain business processes on its behalf, including processes involving the use of certain information technologies. The services provided by Carrier pursuant to the TSAs terminated on April 30, 2012. The fees related to these TSAs were $807 for the nine months ended September 30, 2012 and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income. At December 31, 2012, $25 related to these TSAs was payable to Carrier and was included in accrued expenses and other current liabilities in our condensed consolidated balance sheet. Amounts outstanding were repaid in 2013 and no further services are required under the TSAs for Carrier Enterprise II.

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

13 of 21

•	the continued viability of our business strategy.

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if realized, in whole or in part, that the information will have the expected consequences to, or effects on, our business or operations. For additional information identifying other important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our SEC filings, including but not limited to, the discussion included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as required by applicable law.

The following information should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto included under Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Company Overview

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or we, us or our) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. At September 30, 2013, we operated from 571 locations in 38 U.S. states, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean.

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

14 of 21

Our critical accounting policies are included in our 2012 Annual Report on Form 10-K as filed on February 28, 2013. We believe that there have been no significant changes during the quarter ended September 30, 2013 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues for the quarters and nine months ended September 30, 2013 and 2012:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.1	76.2	76.0	76.3

Gross profit	23.9	23.8	24.0	23.7
Selling, general and administrative expenses	15.1	15.4	16.1	16.5

Operating income	8.8	8.4	7.9	7.2
Interest expense, net	0.2	0.1	0.1	0.1

Income before income taxes	8.6	8.3	7.8	7.1
Income taxes	2.5	2.5	2.3	2.1

Net income	6.1	5.8	5.5	5.0
Less: net income attributable to noncontrolling interest	1.9	1.8	1.7	1.7

Net income attributable to Watsco, Inc.	4.2%	4.0%	3.8%	3.3%

The following narratives include the results of operations for businesses acquired during 2012. The results of operations for these acquisitions have been included in our condensed consolidated unaudited statements of income beginning on the respective dates of acquisition. See Note 6 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for the pro forma financial information combining our results of operations with the operations of Carrier Enterprise III. The following narratives also reflect our acquisition of an additional 10% ownership interest in Carrier Enterprise I, which became effective on July 2, 2012. We did not acquire any businesses during the nine months ended September 30, 2013.

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At September 30, 2013 and 2012, 20 and 62 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended September 30, 2013:

Number of Locations
September 30, 2012	579
Closed	(6)

December 31, 2012	573
Opened	6
Closed	(8)

September 30, 2013	571

15 of 21

Third Quarter 2013 Compared to Third Quarter 2012

Revenues

Revenues for the quarter ended September 30, 2013 increased $61.0 million, or 6%, compared to the same period in 2012, including $1.0 million from locations opened during the preceding 12 months, partially offset by $3.2 million from closed locations. On a same-store basis, revenues increased $63.2 million, or 6%, as compared to the same period in 2012, reflecting an 8% increase in sales of HVAC equipment (9% increase in residential HVAC equipment and a 3% increase in commercial HVAC equipment), a 3% increase in sales of other HVAC products and a 1% increase in sales of commercial refrigeration products. The increase in same-store revenues is primarily due to strong demand for residential HVAC equipment.

Gross Profit

Gross profit for the quarter ended September 30, 2013 increased $16.1 million, or 7%, compared to the same period in 2012, primarily as a result of increased revenues. Gross profit margin for the quarter ended September 30, 2013 improved 10 basis-points to 23.9% versus 23.8% for the same period in 2012, primarily due to higher realized gross margins for non-equipment products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2013 increased $6.3 million, or 4%, compared to the same period in 2012, primarily as a result of increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended September 30, 2013 decreased to 15.1% from 15.4% for the same period in 2012. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to leveraging of fixed operating costs as compared to 2012. For the quarter ended September 30, 2012, selling, general and administrative expenses included $0.4 million of acquisition-related costs.

Interest Expense, Net

Net interest expense for the quarter ended September 30, 2013 increased $0.6 million, or 50%, compared to the same period in 2012, primarily as a result of an increase in average outstanding borrowings, partially offset by a lower effective interest rate in 2013 as compared to 2012.

Income Taxes

Income taxes increased to $27.6 million for the quarter ended September 30, 2013 as compared to $25.0 million for the quarter ended September 30, 2012 and are a composite of the income taxes attributable to our wholly owned operations and investments, and income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to us was 37.0% for both the quarters ended September 30, 2013 and 2012.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended September 30, 2013 increased $4.7 million, or 11%, compared to the same period in 2012. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative expenses as a percent of revenues, as discussed above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

Revenues for the nine months ended September 30, 2013 increased $249.8 million, or 9%, compared to the same period in 2012, including $87.4 million attributable to the 35 new Carrier Enterprise III locations acquired in 2012, and $1.9 million from other locations opened during the preceding 12 months, partially offset by $6.1 million from closed locations. On a same-store basis, revenues increased $166.6 million, or 6%, as compared to the same period in 2012. Revenues reflect an 8% increase in sales of HVAC equipment (11% increase in residential HVAC equipment offset by a 2% decrease in commercial HVAC equipment), a 3% increase in sales of other HVAC products and a 4% increase in sales of commercial refrigeration products. The increase in same-store revenues is primarily due to strong demand for residential HVAC equipment.

Gross Profit

Gross profit for the nine months ended September 30, 2013 increased $69.1 million, or 11%, compared to the same period in 2012, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2013 improved 30 basis-points to 24.0% versus 23.7% for the same period in 2012, primarily due to higher realized gross margins for residential HVAC equipment and non-equipment products, and higher gross margins achieved by Carrier Enterprise III.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 increased $29.5 million, or 7%, compared to the same period in 2012, primarily as a result of increased revenues. Selling, general and administrative expenses as a percent of revenues for the nine months ended September 30, 2013 decreased to 16.1% from 16.5% for the same period in 2012. The decrease in

16 of 21

selling, general, and administrative expenses as a percentage of revenues was primarily due to leveraging of fixed operating costs as compared to 2012. For the nine months ended September 30, 2012, selling, general and administrative expenses included $1.1 million of acquisition-related costs. On a same-store basis, selling, general, and administrative expenses increased 2% as compared to 2012.

Interest Expense, Net

Net interest expense for the nine months ended September 30, 2013 increased $1.2 million, or 36%, compared to the same period in 2012, primarily as a result of an increase in average outstanding borrowings, partially offset by a lower effective interest rate in 2013 as compared to 2012.

Income Taxes

Income taxes increased to $66.7 million for the nine months ended September 30, 2013 as compared to $54.1 million for the nine months ended September 30, 2012 and are a composite of the income taxes attributable to our wholly owned operations and investments, and income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to us was 37.0% for both the nine months ended September 30, 2013 and 2012.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the nine months ended September 30, 2013 increased $21.8 million, or 25%, compared to the same period in 2012. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative expenses as a percent of revenues as discussed above, and by a reduction in the net income attributable to the noncontrolling interest related to Carrier Enterprise I following our purchase of an additional 10% ownership interest in Carrier Enterprise I in July 2012.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand of HVAC/R products, which peaks in the months of May through August. Significant factors that could affect our liquidity include the following:

•	cash necessary to fund our business (primarily working capital requirements);

•	the adequacy of our available bank line of credit;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions;

•	dividend payments;

•	capital expenditures; and

•	the timing and extent of common stock repurchases.

Sources and Uses of Cash

We rely on cash flows from operations and borrowing capacity (subject to certain restrictions) under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes, including anticipated dividend payments, capital expenditures, business acquisitions and development of our long-term operating strategies.

As of September 30, 2013, we had $29.2 million of cash and cash equivalents, of which, $19.1 million was held by foreign subsidiaries. We believe that our operating cash flows, cash on hand and funds available for borrowing under our line of credit will be sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

Our access to funds under the line of credit is dependent on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the capital and credit markets could adversely affect our ability to draw on our line of credit and may also affect the determination of interest rates for borrowers, particularly rates based on LIBOR, which is one of the base rates under our line of credit. Any disruptions in these markets could result in increased borrowing costs and/or reduced borrowing capacity under our line of credit.

Working Capital

Working capital increased to $850.0 million at September 30, 2013 from $733.1 million at December 31, 2012, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business.

17 of 21

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2013 and 2012:

	2013	2012	Change
Cash flows provided by operating activities	$51.2	$64.4	$(13.2)
Cash flows used in investing activities	$(10.7)	$(89.3)	$78.6
Cash flows (used in) provided by financing activities	$(84.7)	$54.8	$(139.5)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

The decrease in net cash provided by operating activities was principally attributable to changes in operating assets and liabilities, which were primarily composed of lower levels of accounts payable and other liabilities due to approximately $18.0 million in incremental vendor payments from a one-time change in payment terms related to Carrier Enterprise II and higher accounts receivable driven by increased sales volume in 2013.

Investing Activities

The decrease in net cash used in investing activities is due to the purchase of our 60% controlling interest in Carrier Enterprise III for cash consideration of $80.5 million in 2012 partially offset by higher capital expenditures in 2013.

Financing Activities

The decrease in net cash provided by financing activities was primarily attributable to lower net borrowings under our revolving credit agreement and an increase in distributions to the noncontrolling interest in 2013, partially offset by the exercise of our option to acquire an additional 10% ownership interest in Carrier Enterprise I for $51.9 million in 2012 and a decrease in dividends paid in 2013.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $500.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. At September 30, 2013 and December 31, 2012, $284.8 million and $316.2 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2013.

On July 1, 2013, we entered into an amendment to the revolving credit agreement, which extended the maturity date from April 27, 2017 to July 1, 2018, reduced pricing, improved covenant flexibility to reflect the seasonal nature of our working capital requirements and modified certain definitions. Borrowings under the amended credit facility bear interest at either LIBOR-based rates plus a spread, which ranges from 87.5 to 250 basis-points, depending upon our ratio of total debt to EBITDA, or on rates based on the higher of the Prime rate or the Federal Funds Rate, in each case plus a spread which ranges from 0 to 150 basis-points, depending upon our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment under the amended credit facility, ranging from 12.5 to 35 basis-points.

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

Common Stock Dividends

We paid cash dividends of $0.75 per share and $1.86 per share of Common stock and Class B common stock during the nine months ended September 30, 2013 and 2012, respectively. On October 2, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.40 per share of Common stock and Class B common stock that was paid on October 31, 2013 to shareholders of record as of October 15, 2013. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

18 of 21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to fluctuations in foreign currency exchange rates and interest rates. To manage certain of these exposures, we use derivative financial instruments, including forward contracts and swaps. We do not use derivative financial instruments for trading purposes.

Information with respect to this item may be found in Note 4 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q, which information is incorporated by reference in this Item 3 of Part I of this Quarterly Report on Form 10-Q. There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there have been no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of the 35 locations added by Carrier Enterprise III on April 27, 2012, which represents approximately 17% of our consolidated assets at September 30, 2013 and approximately 8% of our consolidated revenues for the nine months ended September 30, 2013. From the acquisition date to September 30, 2013, the processes and systems of Carrier Enterprise III did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 9 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Information about risk factors for the quarter ended September 30, 2013 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

19 of 21

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the quarter ended September 30, 2013:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased under the Program
July 1 – July 31	—	—	—	—

August 1 – August 31	5,448	$89.96	—	—

September 1 – September 30	—	—	—	—

Total	5,448	$89.96	—	—

(1)	Reflects shares of Class B common stock delivered as payment for the exercise price of options exercised and related tax withholdings associated with our 2001 Incentive Compensation Plan.

ITEM 6.	EXHIBITS

10.1	Amendment No. 2, dated as of July 1, 2013, to Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders From Time to Time Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2013 and incorporated by reference herein.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.

20 of 21

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

November 1, 2013

21 of 21

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.1	Amendment No. 2, dated as of July 1, 2013, to Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders From Time to Time Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2013 and incorporated by reference herein.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.