Form 10-K
period 2013-12-31
WATSCO INC
filed 2014-02-27
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,159 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 28, 2013 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

The registrant’s common stock outstanding as of February 21, 2014 comprised (i) 30,046,979 shares of Common stock, excluding 6,322,650 treasury shares, and (ii) 4,762,288 shares of Class B common stock, excluding 48,263 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the registrant’s 2013 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference from the registrant’s definitive proxy statement for the 2014 annual meeting of shareholders (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Form 10-K

For the Fiscal Year Ended December 31, 2013

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, including statements regarding, among others, (i) economic conditions, (ii) business and acquisition strategies, (iii) potential acquisitions and/or joint ventures, (iv) financing plans and (v) industry, demographic and other trends affecting our financial condition or results of operations. These forward-looking statements are based on management’s current expectations and are subject to a number of risks, uncertainties and changes in circumstances, certain of which are beyond their control.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if realized, in whole or in part, that the information will have the expected consequences to, or effects on, our business or operations. For additional information regarding other important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our SEC filings, including but not limited to, the discussion included in Item 1A “Risk Factors” of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as required by applicable law.

ITEM 1.	BUSINESS

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or we, us or our) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At December 31, 2013 we operated from 569 locations in 38 U.S. states, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean, through which we serve more than 50,000 contractors and dealers that service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64.1 million in 1989 to $3.7 billion in 2013, resulting from our strategic acquisition of companies with established market positions and subsequent building of revenues and profit through a combination of additional locations, products, services and other initiatives.

Our principal executive office is located at 2665 South Bayshore Drive, Suite 901, Miami, Florida 33133, and our telephone number is (305) 714-4100. Our website address on the Internet is www.watsco.com and e-mails may be sent to info@watsco.com. The reference to our website address does not constitute incorporation by reference of the information contained on, or linked to, the website, and none of such information is part of this report.

Residential Central Air Conditioning, Heating and Refrigeration Industry

The HVAC/R distribution industry is highly fragmented with approximately 2,300 distribution companies. The industry in the United States and Canada is well-established, having had its primary period of growth during the post-World War II era with the advent of affordable central air conditioning and heating systems for both residential and commercial applications. The advent of HVAC/R products in Latin America and the Caribbean is also well-established, but has emerged in more recent years as those economies have grown and products have become more affordable and have matured from luxury to necessity.

Based on data published in the IBISWorld Industry Report for Heating and Air Conditioning Wholesaling in the U.S. and other available data, we estimate that the annual market for residential central air conditioning, heating and refrigeration equipment and related parts and supplies in the Americas is approximately $35.0 billion. Residential central air conditioners are manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Corporation (“Carrier”), a subsidiary of United Technologies Corporation; Goodman Manufacturing Company, L.P. (“Goodman”), a subsidiary of Daikin Industries, Ltd.; Rheem Manufacturing Company (“Rheem”); Trane Inc., a subsidiary of Ingersoll-Rand Company Limited; York International Corporation, a subsidiary of Johnson Controls, Inc.; Lennox International, Inc.; and Nordyne Corporation (“Nordyne”), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for consumers, businesses and other end-users.

Air conditioning and heating equipment is sold to the residential replacement market, the commercial market and residential new construction market. The replacement market has increased in importance over the past several years as a result of the aging of the installed base of residential central air conditioners and furnaces, the introduction of new higher energy efficient models, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products and consumers’ overall unwillingness to live without air conditioning or heating products. The mechanical life of central air conditioning and furnaces varies by geographical region due to usage and ranges from approximately 8 to 20 years. According to data published by the Energy Information Administration, there are approximately 89 million central air conditioning and heating systems installed in the United States that have been in service for more than 10 years. Many installed units are currently reaching the end of their useful lives, which we believe will provide a growing and stable replacement market.

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

Strategy in Existing Markets

Our strategy for growth in existing markets focuses on customer service and product expansion to satisfy the needs of the higher growth, higher margin replacement market, in which customers generally demand immediate, convenient and reliable service. We respond to this need by (i) offering a broad range of product lines, including the necessary equipment, parts and supplies to enable a contractor to install or repair a central air conditioner, furnace or refrigeration system, (ii) maintaining a strong density of warehouse locations for increased customer convenience, (iii) maintaining well-stocked inventories to ensure that customer orders are filled in a timely manner, (iv) providing a high degree of technical expertise at the point of sale and (v) developing and implementing technology to further enhance customer service capabilities. We believe these concepts provide a competitive advantage over smaller, less-capitalized competitors that are unable to commit resources to open and maintain additional locations, implement technological business solutions, provide the same range of products, maintain the same inventory levels or attract the wide range of expertise that is required to support a diverse product offering. In some geographic areas, we believe we have a competitive advantage over factory-operated distributor networks, which typically do not maintain inventories of parts and supplies that are as diversified as ours and which have fewer warehouse locations than we do, making it more difficult for these competitors to meet the time-sensitive demands of the replacement market.

In addition to the replacement market, we sell to the new construction market, including new homes and commercial construction. We believe our reputation for reliable, high-quality service and relationships with contractors, who may serve both the replacement and new construction markets, allow us to compete effectively in these markets.

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

We maintain a specialized staff at our corporate headquarters that provides functional support for our subsidiaries’ growth strategies in their respective markets. Such functional support staff includes specialists in finance, accounting, product procurement, information technology, treasury and working capital management, tax planning, risk management and safety. Certain general and administrative expenses are targeted for cost savings by leveraging the overall business volume and improving operating efficiencies.

Technology

Our technology initiatives include: (i) the development of mobile applications for iOS and Android devices focused on helping our customers operate more efficiently and interact with our locations more easily; (ii) implementing effective point-of-sale systems that allow timely and effective customer service, including up-to-date pricing, credit checks, credit card processing and inventory availability; (iii) enabling connectivity with our suppliers; (iv) enabling e-commerce between our customers and the relevant components of our subsidiaries’ business software; and (v) maintaining our website, ACDoctor.com, which educates consumers about energy efficient HVAC solutions and financial incentives related to the installation of energy efficient systems and connects them with high quality contractors.

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

Sales of HVAC equipment accounted for 64% and 63% of our revenues for the years ended December 31, 2013 and 2012, respectively. Sales of other HVAC products (currently sourced from more than 1,300 vendors) comprised 31% and 33% of our revenues for the years ended December 31, 2013 and 2012, respectively. Sales of commercial refrigeration products accounted for 5% and 4% of our revenues for the years ended December 31, 2013 and 2012, respectively.

Distribution and Sales

At December 31, 2013, we operated from 569 locations, a vast majority of which are located in regions that we believe have demographic trends favorable to our business. We maintain large inventories at each of our warehouse locations, and either deliver products to customers using one of our 634 trucks or a third party logistics provider, or we make products available for pick-up at the location nearest to the customer. We have approximately 990 commissioned salespeople, averaging more than 10 years of experience in the HVAC/R distribution industry.

The markets we serve are as follows:

	% of Revenues for the Year Ended December 31, 2013	Number of Locations as of December 31, 2013
United States	85%	515
Canada	9%	36
Puerto Rico, Latin America and the Caribbean	3%	8
Mexico	3%	10

Total	100%	569

The largest market we serve is the United States, in which the most significant markets for HVAC/R products are in the Sun Belt. Accordingly, the majority of our distribution locations are in the Sun Belt, with the highest concentration in Florida and Texas. These markets have been a strategic focus of ours given their size, the reliance by homeowners and businesses on HVAC/R products to maintain a comfortable indoor environment and the population growth in these areas over the last 40 years, which has led to a substantial installed base requiring replacement, a shorter useful life for equipment given the hours of operation and the focus by electrical utilities on consumer incentives designed to promote replacement of HVAC/R equipment in an effort to improve energy efficiency.

Markets

The table below identifies the number of our stores in the United States by location as of December 31, 2013:

Florida	105
Texas	87
California	37
North Carolina	37
Georgia	36
South Carolina	30
Virginia	22
Tennessee	21
Louisiana	18
New York	12
Mississippi	11
Massachusetts	10
Alabama	9
Maryland	8
Arizona	7
Kansas	7
Missouri	7
Arkansas	6
Connecticut	6
Oklahoma	5
Utah	5
New Jersey	4
Maine	3
Iowa	2
Kentucky	2
Nebraska	2
Nevada	2
Pennsylvania	2
Rhode Island	2
South Dakota	2
Colorado	1
Illinois	1
Indiana	1
New Hampshire	1
New Mexico	1
North Dakota	1
Vermont	1
West Virginia	1

Total	515

Joint Ventures with Carrier Corporation

In 2009, we formed a joint venture with Carrier, which we refer to as Carrier Enterprise I, in which Carrier contributed 95 of its company-owned locations in 13 Sun Belt states and Puerto Rico and its export division in Miami, Florida, and we contributed 15 locations that distributed Carrier products. On July 2, 2012, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our ownership interest to 70%. We have an option to purchase from Carrier an additional 10% interest in Carrier Enterprise I, which becomes exercisable in July 2014.

In 2011, we formed a second joint venture with Carrier and completed two additional transactions. In April 2011, Carrier contributed 28 of its company-owned locations in eight Northeast U.S states, and we contributed 14 locations in the Northeast United States. In July 2011, we purchased Carrier’s distribution operations in Mexico, which included seven locations. Collectively, the Northeast locations and the Mexico operations are referred to as Carrier Enterprise II. We have a 60% controlling interest in Carrier Enterprise II, and Carrier has a 40% noncontrolling interest. Neither we nor Carrier has any options to purchase additional ownership interests in Carrier Enterprise II.

In 2012, we formed a third joint venture, which we refer to as Carrier Enterprise III, with UTC Canada Corporation, referred to as UTC Canada, an affiliate of Carrier. Carrier contributed 35 of its company-owned locations in Canada to Carrier Enterprise III. We have a 60% controlling interest in Carrier Enterprise III, and UTC Canada has a 40% noncontrolling interest. Neither we nor UTC Canada has any options to purchase additional ownership interests in Carrier Enterprise III.

Combined, the joint ventures with Carrier represented 61% of our revenues in 2013. See Supplier Concentration in “Business Risk Factors” in Item 1A.

The business and affairs of the joint ventures are controlled, directed and managed exclusively by Carrier Enterprise I’s, Carrier Enterprise II’s and Carrier Enterprise III’s respective boards of directors (the “Boards”) pursuant to related operating agreements. The Boards have full, complete and exclusive authority, power and discretion to manage and control the business, property and affairs of their respective joint ventures and to make all decisions regarding those matters and to perform activities customary or incident to the management of such joint ventures, including approval of distributions to us, Carrier and UTC Canada. Each Board is composed of five directors, of whom three directors represent our controlling interest and two directors represent Carrier’s noncontrolling interest. Matters presented to the Boards for vote are considered approved or consented to upon the receipt of the affirmative vote of at least a majority of all directors entitled to vote with the exception of certain governance matters, which require joint approval.

Customers and Customer Service

Air conditioning and heating contractors and dealers that install HVAC/R products in homes and businesses must be licensed given the highly-regulated nature of the products, refrigerant, natural gas and building and zoning requirements. We currently serve more than 50,000 contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems. No single customer in 2013, 2012 or 2011 represented more than 1% of our consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through mobile applications and e-commerce, which allows customers to access information online 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. We believe we compete successfully with other distributors primarily on the basis of an experienced sales organization, strong service support, maintenance of well-stocked inventories, and density of warehouse locations, high quality reputation, broad product lines and the ability to foresee customer demand for new products.

Key Suppliers

We have significant relationships with Carrier, Rheem, Goodman, Nordyne, Emerson, Manitowoc and DuPont, each of which is a leading manufacturer of HVAC/R products in the United States. Each manufacturer has a well-established reputation for producing high-quality, competitively-priced products. The manufacturers’ current product offerings, quality, serviceability and brand-name recognition allow us to operate favorably relative to our competitors. To maintain brand-name recognition, the manufacturers of air conditioning and heating equipment provide national advertising and participate with us in cooperative advertising programs and promotional incentives that are targeted to both dealers and end-users. We estimate that the replacement market for air conditioning products currently accounts for approximately 85% of industry sales in the United States, and we expect this percentage to increase as units installed in the past 20 years wear out or it otherwise becomes practical to replace older units with newer, more energy-efficient models.

Approximately 73%, 72% and 71% of our purchases in 2013, 2012 and 2011, respectively, were from the four key HVAC/R equipment suppliers. Our largest supplier, Carrier and its affiliates, accounted for 59%, 57% and 54% of all purchases made in 2013, 2012 and 2011, respectively. A significant interruption by Carrier, or the other suppliers, in the delivery of products could impair our ability to maintain current inventory levels and could adversely affect our financial results. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. See “Business Risk Factors” in Item 1A.

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

Employees

We had approximately 4,800 employees as of December 31, 2013, substantially all of whom are non-union employees. Most of these employees are employed on a full-time basis, and our relations with our employees are good.

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

Financial Information About Geographic Areas

Our operations are primarily within the United States and Puerto Rico. Products are sold on an export-only basis to portions of Latin America and the Caribbean Basin. The following tables set forth revenues and long-lived assets by geographic area (in millions):

Years Ended December 31,	2013	2012	2011
Revenues:
United States	$3,325	$3,088	$2,939
Canada	318	240	—
Mexico	100	104	39

Total Revenues	$3,743	$3,432	$2,978

December 31,	2013	2012	2011
Long-Lived Assets:
United States	$429	$429	$430
Canada	208	225	—
Mexico	5	5	4

Total Long-Lived Assets	$642	$659	$434

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

Business Risk Factors

Supplier Concentration

Our purchases from Carrier and its affiliates comprised 59% of all purchases made during 2013. Significant relationships currently exist with four of the seven major HVAC equipment manufacturers; and purchases from these equipment suppliers, including Carrier, comprised 73% of all purchases made in 2013. Given the significant concentration of our supply chain, particularly with Carrier, any significant interruption by the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain subsidiaries. Additionally, our operations are materially dependent upon the continued market acceptance of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these manufacturers or a decline in market acceptance of these manufacturers’ products could have a material adverse effect on our results of operations, cash flows and liquidity.

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

Risks Inherent in Acquisitions

As part of our strategy, we intend to pursue additional acquisitions of complementary businesses. If we complete future acquisitions and/or joint ventures, we may be required to incur or assume additional debt and/or issue additional shares of our common stock as consideration, which will dilute our existing shareholders’ ownership interest in us and may affect our results of operations. Growth through acquisitions involves a number of risks, including, but not limited to, the following:

•	the ability to identify and consummate transactions with complementary acquisition candidates;

•	the successful operation and/or integration of acquired companies;

•	diversion of management’s attention from other daily functions;

•	issuance by us of equity securities that would dilute ownership of our existing shareholders;

•	incurrence and/or assumption of significant debt and contingent liabilities; and

•	possible loss of key employees and/or customer relationships of the acquired companies.

In addition, acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot assure you that the indemnification granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to offset the possible liabilities associated with businesses or properties that we assume upon consummation of an acquisition. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

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

Decline in Economic Conditions

The global and United States economy experienced a significant contraction in 2008, including sharply reduced availability of business and consumer credit. We rely on the capital markets as well as the credit markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Our access to funds under our line of credit is dependent on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the capital and credit markets could adversely affect our ability to draw on our line of credit and may also affect the determination of certain interest rates, particularly rates based on LIBOR, which is one of the base rates under our line of credit. Any disruptions in these markets could result in increased borrowing costs and/or reduced borrowing capacity under our line of credit. Any long-term disruption could require that we take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include reducing or eliminating dividend payments, deferring capital expenditures and reducing or eliminating discretionary uses of cash.

A decline in economic conditions and lack of availability of business and consumer credit could have an adverse effect on our business and results of operations. Any capital and credit market disruption could cause broader economic downturns, which may lead to reduced demand for our products and increased incidence of customers’ inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur bad debt expense at levels higher than historically experienced. Also, our suppliers may be negatively impacted by deteriorating economic conditions, causing disruption or delay of product availability. These events would adversely impact our results of operations, cash flows and financial position. Additionally, if the conditions of the capital and credit markets adversely affect the financial institutions that have committed to extended credit to us, they may be unable to fund borrowings under such commitments, which could have an adverse impact on our financial condition, liquidity and our ability to borrow funds, if needed, for working capital, acquisitions, capital expenditures and other corporate purposes.

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

General Risk Factors

Goodwill and Intangibles

At December 31, 2013, goodwill and intangibles represented approximately 36% of our total assets. The recoverability of goodwill and indefinite lived intangibles is evaluated at least annually and when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of our reporting unit and indefinite lived intangibles are based on the best information available as of the date of the assessment and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment or market conditions. We cannot assure you that we will not suffer material impairments to goodwill in the future.

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

Control by Existing Shareholder

As of December 31, 2013, Albert H. Nahmad, our Chairman and Chief Executive Officer, a limited partnership and various trusts controlled by him, collectively had beneficial ownership of approximately 52% of the combined voting power of our outstanding Common and Class B common stock. Based on Mr. Nahmad’s stock ownership and the stock ownership of the limited partnership and various trusts controlled by him, Mr. Nahmad has the voting power to elect all but three members of our nine-person Board of Directors and to control most corporate actions requiring shareholder approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main properties include warehousing and distribution facilities, trucks and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2013, we operated 569 warehousing and distribution facilities across 38 U.S. states, Canada, Mexico and Puerto Rico, having an aggregate of approximately 13.0 million square feet of space, of which approximately 12.7 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are sufficient to meet our present operating needs.

Trucks

At December 31, 2013, we operated 634 ground transport vehicles, including delivery and pick-up trucks, vans and tractors. Of this number, 317 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.

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

Stock Exchange Information, Common Share Price Performance and Dividends

Our Common stock is listed on the New York Stock Exchange and the Professional Segment of NYSE Euronext in Paris under the ticker symbol WSO and our Class B common stock is listed on the New York Stock Exchange under the ticker symbol WSOB.

Our 2013 Annual Report contains “Information on Common Stock,” which identifies the exchanges on which our two classes of common stock are traded and contains the high and low sales prices and dividend information for the years ended December 31, 2013 and 2012, and is incorporated herein by reference.

Shareholder Return Performance

The following graph compares the cumulative five-year total return attained by holders of our Common stock and Class B common stock relative to the cumulative total returns of the NYSE MKT Composite index, the S&P MidCap 400 index and a customized peer group of companies, which are: Beacon Roofing Supply, Inc., Lennox International Inc., Pool Corp and WESCO International, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on December 31, 2008 and its relative performance is tracked through December 31, 2013.

	12/08	12/09	12/10	12/11	12/12	12/13
Watsco, Inc.	100.00	133.29	177.97	191.77	242.73	315.48
Watsco, Inc. Class B	100.00	135.26	180.94	194.48	241.23	317.00
NYSE MKT Composite	100.00	135.53	175.07	179.96	190.69	200.56
S&P MidCap 400	100.00	137.38	173.98	170.96	201.53	269.04
Peer Group	100.00	122.44	168.33	164.20	237.46	337.01

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2013:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased under the Program (1)
October 1 – October 31	7,779	(2)	$94.75	(2)	—	1,129,087

November 1 – November 30	—		—		—	1,129,087

December 1 – December 31	—		—		—	1,129,087

Total	7,779		$94.75		—	1,129,087

(1)	In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. No shares were repurchased under this plan in 2013, 2012 or 2011.
(2)	Reflects shares of Common stock delivered to us by participants in our 2001 Incentive Compensation Plan as payment for the exercise price of options and related tax withholdings in accordance with awards granted thereunder.

Dividends

Cash dividends per share of $1.15, $7.48 and $2.23 for both Common and Class B common stock were paid in 2013, 2012 and 2011, respectively. Future dividends will be declared and paid at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Our 2013 Annual Report contains “Selected Consolidated Financial Data”, which section is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our 2013 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which section is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2013 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk”, which section is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our 2013 and 2012 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2013, 2012 and 2011, together with the report thereon of KPMG LLP dated February 27, 2014 in our 2013 Annual Report are incorporated herein by reference.

The 2013 and 2012 unaudited Selected Quarterly Financial Data appearing in our 2013 Annual Report is incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our 2013 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of KPMG LLP dated February 27, 2014, and each is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

This part of Form 10-K, which includes Items 10 through 14, is omitted because we will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of our most recently ended fiscal year, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    (1)     Financial Statements. Our consolidated financial statements are incorporated by reference from our 2013 Annual Report.

(2)	Financial Statement Schedules. The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The following exhibits are submitted with this Annual Report on Form 10-K or, where indicated, incorporated by reference to other filings.

3.1	Composite Articles of Incorporation of Watsco, Inc. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

3.2	Watsco Inc. Amended and Restated Bylaws effective August 22, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 28, 2012 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.1(a)	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference). *

10.1(b)	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). *

10.1(c)	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). *

10.1(d)	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.1(e)	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference). *

10.1(f)	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference). *

10.1(g)	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). *

10.1(h)	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). *

10.1(i)	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference). *

10.1(j)	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference). *

10.1(k)	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference). *

10.1(l)	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference). *

10.1(m)	Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference). *

10.1(n)	Thirteenth Amendment dated January 1, 2012 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference). *

10.1(o)	Fourteenth Amendment dated January 1, 2013 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference). *

10.2	Watsco, Inc. Amended and Restated 2001 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2009 Annual Meeting of Shareholders and incorporated herein by reference). *

10.3	Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated April 18, 2011 (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2011 Annual Meeting of Shareholders and incorporated herein by reference). *

10.4(a)	Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q on August 2, 2013 and incorporated herein by reference).

10.4(b)	Amendment No. 1 dated as of August 8, 2012, to the Credit Agreement dated as of April 27, 2012 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 and incorporated herein by reference).

10.4(c)	Amendment No. 2, dated as of July 1, 2013, to Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on July 2, 2013 and incorporated herein by reference).

10.5(a)	Purchase and Contribution Agreement dated May 3, 2009 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K on May 7, 2009 and incorporated herein by reference).

10.5(b)	Amendment to Purchase and Contribution Agreement dated as of June 29, 2009 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.6	Operating Agreement of Carrier Enterprise, LLC (Amended and Restated), dated as of July 1, 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.7(a)	Shareholder Agreement by and between Watsco, Inc. and Carrier Corporation, dated as of July 1, 2009 (filed as Exhibit 10.3 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.7(b)	Amended and Restated Shareholder Agreement by and between Watsco, Inc. and Carrier Corporation, dated as of January 24, 2012 (filed as Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.7(c)	Second Amended and Restated Shareholder Agreement by and among Watsco, Inc., Carrier Corporation and UTC Canada Corporation, dated as of April 27, 2012 (filed as Exhibit 10.4 to the Current Report on Form 8-K on May 3, 2012 and incorporated herein by reference).

10.8	Purchase and Contribution Agreement dated March 18, 2011 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K on March 24, 2011 and incorporated herein by reference).

10.9	Operating Agreement of Carrier Enterprise Northeast, LLC, dated as of April 30, 2011 (filed as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.10	Asset Purchase Agreement dated March 13, 2012 by and between UTC Canada Corporation, Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Canada, L.P. (filed as Exhibit 2.1 to the Current Report on Form 8-K on March 14, 2012 and incorporated herein by reference).

10.11	Carrier Enterprise Canada (G.P.), Inc. Shareholders’ Agreement dated as of April 27, 2012 (filed as Exhibit 10.2 to the Current Report on Form 8-K on May 3, 2012 and incorporated herein by reference).

10.12	Subscription Agreement dated March 13, 2012 by and between Watsco, Inc., UTC Canada Corporation and Carrier Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K on March 14, 2012 and incorporated herein by reference).

13	2013 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2013 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

21.1	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document. #

101.SCH	XBRL Taxonomy Extension Schema Document. #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. #

#	filed herewith.
+	furnished herewith.
*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 27, 2014	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, President

February 27, 2014	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ALBERT H. NAHMAD Albert H. Nahmad	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 27, 2014

/S/ BARRY S. LOGAN Barry S. Logan	Director and Senior Vice President	February 27, 2014

/S/ ANA M. MENENDEZ Ana M. Menendez	Chief Financial Officer (principal accounting officer and principal financial officer)	February 27, 2014
/S/ CESAR L. ALVAREZ Cesar L. Alvarez	Director	February 27, 2014

/S/ DAVID C. DARNELL David C. Darnell	Director	February 27, 2014

/S/ DENISE DICKINS Denise Dickins	Director	February 27, 2014

/S/ STEVEN R. FEDRIZZI Steven R. Fedrizzi	Director	February 27, 2014

/S/ PAUL F. MANLEY Paul F. Manley	Director	February 27, 2014

/S/ AARON J. NAHMAD Aaron J. Nahmad	Director and Vice President of Strategy and Innovation	February 27, 2014

/S/ GEORGE P. SAPE George P. Sape	Director	February 27, 2014

Exhibit Index

Exhibit Number	Description

13	2013 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2013 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.