Form 10-Q
period 2014-03-31
WATSCO INC
filed 2014-05-01
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

The number of shares of each class of our common stock outstanding as of April 25, 2014 was (i) 30,094,577 shares of Common stock, $0.50 par value per share, excluding 6,322,650 treasury shares, and (ii) 4,870,071 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 18

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarters Ended March 31,
	2014	2013
Revenues	$762,568	$713,633
Cost of sales	574,499	538,187

Gross profit	188,069	175,446
Selling, general and administrative expenses	152,516	144,892

Operating income	35,553	30,554
Interest expense, net	1,009	1,182

Income before income taxes	34,544	29,372
Income taxes	10,141	8,283

Net income	24,403	21,089
Less: net income attributable to noncontrolling interest	7,650	7,704

Net income attributable to Watsco, Inc.	$16,753	$13,385

Earnings per share for Common and Class B common stock:
Basic	$0.48	$0.39

Diluted	$0.48	$0.39

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 18

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarters Ended March 31,
	2014	2013
Net income	$24,403	$21,089
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(9,214)	(2,885)
Unrealized gain on available-for-sale securities arising during the period	1	8

Other comprehensive loss	(9,213)	(2,877)

Comprehensive income	15,190	18,212
Less: comprehensive income attributable to noncontrolling interest	3,810	5,526

Comprehensive income attributable to Watsco, Inc.	$11,380	$12,686

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 18

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,457	$19,478
Accounts receivable, net	394,873	399,565
Inventories	707,839	583,154
Other current assets	16,997	18,905

Total current assets	1,139,166	1,021,102
Property and equipment, net	44,072	45,418
Goodwill	390,125	392,610
Intangible assets, net	197,112	203,843
Other assets	6,381	6,558

	$1,776,856	$1,669,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$109	$107
Accounts payable	260,663	141,104
Accrued expenses and other current liabilities	92,403	102,295

Total current liabilities	353,175	243,506

Long-term obligations:
Borrowings under revolving credit agreement	226,744	230,044
Other long-term obligations, net of current portion	485	513

Total long-term obligations	227,229	230,557

Deferred income taxes and other liabilities	68,403	68,076

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,208	18,182
Class B common stock, $0.50 par value	2,449	2,367
Preferred stock, $0.50 par value	—	—
Paid-in capital	613,280	606,384
Accumulated other comprehensive loss, net of tax	(16,847)	(11,474)
Retained earnings	342,192	339,362
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	844,857	840,396
Noncontrolling interest	283,192	286,996

Total shareholders’ equity	1,128,049	1,127,392

	$1,776,856	$1,669,531

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 18

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarters Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$24,403	$21,089
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,434	4,300
Share-based compensation	2,488	2,298
Non-cash contribution to 401(k) plan	1,759	1,689
Provision for doubtful accounts	927	1,160
Excess tax benefits from share-based compensation	(131)	(50)
Other, net	961	769
Changes in operating assets and liabilities:
Accounts receivable	1,992	(5,379)
Inventories	(126,316)	(102,122)
Accounts payable and other liabilities	112,346	57,522
Other, net	2,038	1,225

Net cash provided by (used in) operating activities	24,901	(17,499)

Cash flows from investing activities:
Capital expenditures	(1,736)	(3,069)
Proceeds from sale of property and equipment	70	110

Net cash used in investing activities	(1,666)	(2,959)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(13,923)	(8,640)
Distributions to noncontrolling interest	(7,614)	(29,637)
Net (repayments) proceeds under revolving credit agreement	(2,553)	6,651
Net repayments of other long-term obligations	(26)	(1)
Excess tax benefits from share-based compensation	131	50
Net proceeds from issuances of common stock	873	497

Net cash used in financing activities	(23,112)	(31,080)

Effect of foreign exchange rate changes on cash and cash equivalents	(144)	(199)

Net decrease in cash and cash equivalents	(21)	(51,737)
Cash and cash equivalents at beginning of period	19,478	73,770

Cash and cash equivalents at end of period	$19,457	$22,033

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 18

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as “we”, “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. The accompanying March 31, 2014 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly consistent during the year, subject to weather and economic conditions, including their effect on the number of housing completions.

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

New Accounting Standards

Presentation of Unrecognized Tax Benefits

In July 2013, the Financial Accounting Standards Board issued guidance that requires the presentation of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward rather than as a liability when the uncertain tax position would reduce the net operating loss under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance did not have an impact on our condensed consolidated unaudited financial statements.

7 of 18

2.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

Quarters Ended March 31,	2014	2013
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$16,753	$13,385
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	1,242	937

Earnings allocated to Watsco, Inc. shareholders	$15,511	$12,448

Weighted-average common shares outstanding – Basic	32,249,988	32,157,729

Basic earnings per share for Common and Class B common stock	$0.48	$0.39

Allocation of earnings for Basic:
Common stock	$14,211	$11,401
Class B common stock	1,300	1,047

	$15,511	$12,448

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$16,753	$13,385
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	1,242	937

Earnings allocated to Watsco, Inc. shareholders	$15,511	$12,448

Weighted-average common shares outstanding – Basic	32,249,988	32,157,729
Effect of dilutive stock options	55,457	55,711

Weighted-average common shares outstanding – Diluted	32,305,445	32,213,440

Diluted earnings per share for Common and Class B common stock	$0.48	$0.39

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At March 31, 2014 and 2013, our outstanding Class B common stock was convertible into 2,702,815 and 2,705,465 shares of our Common stock, respectively.

Diluted earnings per share excluded 500 shares for the quarter ended March 31, 2014 related to stock options with an exercise price per share greater than the average market value of our common stock, resulting in an anti-dilutive effect on diluted earnings per share. No shares were excluded from diluted earnings per share for the quarter ended March 31, 2013.

3.	OTHER COMPREHENSIVE LOSS

Other comprehensive loss consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized gain on available-for-sale securities. The tax effects allocated to each component of other comprehensive loss were as follows:

Quarters Ended March 31,	2014	2013
Foreign currency translation adjustment	$(9,214)	$(2,885)

Unrealized gain on available-for-sale securities	2	14
Income tax expense	(1)	(6)

Unrealized gain on available-for-sale securities, net of tax	1	8

Other comprehensive loss	$(9,213)	$(2,877)

8 of 18

The changes in accumulated other comprehensive loss, net of tax, are as follows:

Quarters Ended March 31,	2014	2013
Foreign currency translation adjustment:
Beginning balance	$(11,181)	$(1,785)
Current period other comprehensive loss	(5,374)	(2,885)

Ending balance	(16,555)	(4,670)

Available-for-sale securities:
Beginning balance	(293)	(317)
Current period other comprehensive income	1	8

Ending balance	(292)	(309)

Accumulated other comprehensive loss, net of tax	$(16,847)	$(4,979)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

We routinely use certain derivative instruments to hedge foreign currency exposure. Although these derivatives were not designated as hedges and/or did not qualify for hedge accounting, they were effective economic hedges for the periods presented. The changes in fair values of economic hedges are recognized in earnings. During 2014 and 2013, we entered into foreign currency forward contracts to offset the earnings impact that foreign currency exchange rate fluctuations would otherwise have had on certain monetary liabilities denominated in nonfunctional currencies. The changes in fair values of these foreign currency forward contracts were gains of $76 and $21 for the quarters ended March 31, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income. The total notional value of our foreign currency exchange contracts as of March 31, 2014 was $52,500, and such contracts have varying terms expiring through July 2014. See Note 5.

5.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at March 31, 2014 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$267	$267	—	—
Derivative financial instruments	Other current assets	$194	—	$194	—

			Fair Value Measurements at December 31, 2013 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$265	$265	—	—
Derivative financial instruments	Other current assets	$118	—	$118	—

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

There were no transfers in or out of Level 1 and Level 2 during the quarter ended March 31, 2014.

9 of 18

6.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $0.40 and $0.25 per share of Common stock and Class B common stock during the quarters ended March 31, 2014 and 2013, respectively.

Non-Vested (Restricted) Stock

During the quarters ended March 31, 2014 and 2013, we granted 183,025 and 85,543 shares of non-vested (restricted) stock, respectively.

Stock Options

During the quarters ended March 31, 2014 and 2013, 12,250 and 7,000 stock options, respectively, were exercised for Common stock. Cash received from Common stock issued as a result of stock options exercised during the quarters ended March 31, 2014 and 2013, was $683 and $338, respectively.

Employee Stock Purchase Plan

During the quarters ended March 31, 2014 and 2013, 2,062 and 2,182 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $190 and $159, respectively.

401(k) Plan

During the quarters ended March 31, 2014 and 2013, we issued 18,309 and 22,551 shares of Common stock to our profit sharing retirement plan, representing the Common stock discretionary matching contribution of $1,759 and $1,689, respectively.

Noncontrolling Interest

Of our three joint ventures with Carrier, we have a 70% controlling interest in one and a 60% controlling interest in the other two, while Carrier has either a 30% or 40% noncontrolling interest in such joint ventures, as applicable. The following table reconciles shareholders’ equity attributable to Carrier’s noncontrolling interest:

Noncontrolling interest at December 31, 2013	$286,996
Net income attributable to noncontrolling interest	7,650
Distributions to noncontrolling interest	(7,614)
Foreign currency translation adjustment	(3,840)

Noncontrolling interest at March 31, 2014	$283,192

7.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $5,477 and $5,582 at March 31, 2014 and December 31, 2013, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

10 of 18

8.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 61% and 55% of all inventory purchases for the quarters ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, approximately $126,000 and $53,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2014 and 2013 include $6,535 and $5,295, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

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

In light of these uncertainties, there can be no assurance that the forward-looking information contained herein will be realized or, even if realized, in whole or in part, that the information will have the expected consequences to, or effects on, our business or operations. For additional information identifying other important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, see our SEC filings, including but not limited to, the discussion included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as required by applicable law.

11 of 18

The following information should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto included under Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we”, “us” or “our”) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. At March 31, 2014, we operated from 568 locations in 38 U.S. states, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean.

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

Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly consistent during the year, subject to weather and economic conditions, including their effect on the number of housing completions.

Joint Ventures with Carrier Corporation

In 2009, we formed a joint venture with Carrier Corporation (“Carrier”), which we refer to as Carrier Enterprise I, in which Carrier contributed 95 of its company-owned locations in 13 Sun Belt states and Puerto Rico and its export division in Miami, Florida, and we contributed 15 locations that distributed Carrier products. On July 2, 2012, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our ownership interest to 70%. We have another option to purchase from Carrier an additional 10% interest in Carrier Enterprise I, which becomes exercisable in July 2014. We intend to exercise our option, following which we would have an 80% controlling interest in Carrier Enterprise I.

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

Our critical accounting policies are included in our 2013 Annual Report on Form 10-K as filed on February 27, 2014. We believe that there have been no significant changes during the quarter ended March 31, 2014 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

12 of 18

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues for the quarters ended March 31, 2014 and 2013:

	2014	2013
Revenues	100.0%	100.0%
Cost of sales	75.3	75.4

Gross profit	24.7	24.6
Selling, general and administrative expenses	20.0	20.3

Operating income	4.7	4.3
Interest expense, net	0.2	0.2

Income before income taxes	4.5	4.1
Income taxes	1.3	1.1

Net income	3.2	3.0
Less: net income attributable to noncontrolling interest	1.0	1.1

Net income attributable to Watsco, Inc.	2.2%	1.9%

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At March 31, 2014 and 2013, 18 and 61 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended March 31, 2014:

Number of Locations
March 31, 2013	574
Opened	4
Closed	(9)

December 31, 2013	569
Opened	2
Closed	(3)

March 31, 2014	568

Revenues

Revenues for the first quarter of 2014 increased $48.9 million, or 7%, compared to the first quarter of 2013, including $0.5 million from locations opened during the preceding 12 months, offset by $1.3 million from locations closed. On a same-store basis, revenues increased $49.7 million, or 7%, as compared to the same period in 2013, reflecting an 8% increase in sales of HVAC equipment, a 5% increase in sales of other HVAC products and a 2% increase in sales of commercial refrigeration products. The increase in same-store revenues is primarily due to strong demand for residential HVAC equipment.

Gross Profit

Gross profit for the quarter ended March 31, 2014 increased $12.6 million, or 7%, compared to the same period in 2013, primarily as a result of increased revenues. Gross profit margin for the quarter ended March 31, 2014 improved 10 basis-points to 24.7% versus 24.6% for the same period in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2014 increased $7.6 million, or 5%, compared to the first quarter of 2013 primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2014 decreased to 20.0% versus 20.3% for the same period in 2013. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to improved leveraging of fixed operating costs as compared to 2013. On a same-store basis, selling, general and administrative expenses increased 5% as compared to the same period in 2013.

13 of 18

Interest Expense, Net

Net interest expense for the quarter ended March 31, 2014 decreased $0.2 million, or 15%, compared to the same period in 2013, primarily as a result of a decrease in average outstanding borrowings, partially offset by a higher effective interest rate for the 2014 period as compared to the same period in 2013.

Income Taxes

Income taxes increased to $10.1 million for the first quarter of 2014 as compared to $8.3 million for the first quarter of 2013 and are a composite of the income taxes attributable to our wholly owned operations and investments, and income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 37.0% and 36.75% for the quarters ended March 31, 2014 and 2013, respectively. The increase was primarily due to higher effective tax rates for income generated by our U.S. subsidiaries.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended March 31, 2014 increased $3.4 million, or 25%, compared to the same period in 2013. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative expenses as a percent of revenues, as discussed above.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand for HVAC/R products, which peaks in the months of May through August. Significant factors that could affect our liquidity include the following:

•	cash necessary to fund our business (primarily working capital requirements);

•	the adequacy of our available bank line of credit;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions;

•	dividend payments;

•	capital expenditures; and

•	the timing and extent of common stock repurchases.

Sources and Uses of Cash

We rely on cash flows from operations and borrowing capacity under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes, including dividend payments, if and as declared by our Board of Directors, capital expenditures, business acquisitions and development of our long-term operating strategies.

At March 31, 2014, we had $19.5 million of cash and cash equivalents, of which, $16.3 million was held by foreign subsidiaries. We believe that our operating cash flows, cash on hand and funds available for borrowing under our line of credit will be sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

Our access to funds under our line of credit depends on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the capital and credit markets could adversely affect our ability to draw on our line of credit and may also adversely affect the determination of interest rates, particularly rates based on LIBOR, which is one of the base rates under our line of credit. Disruptions in the capital and credit markets could also result in increased borrowing costs and/or reduced borrowing capacity under our line of credit.

Working Capital

Working capital increased to $786.0 million at March 31, 2014 from $777.6 million at December 31, 2013, reflecting higher levels of inventories due to our seasonal buildup of inventory in preparation for our Spring and Summer selling season.

14 of 18

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2014 and 2013:

	2014	2013	Change
Cash flows provided by (used in) operating activities	$24.9	$(17.5)	$42.4
Cash flows used in investing activities	$(1.7)	$(3.0)	$1.3
Cash flows used in financing activities	$(23.1)	$(31.1)	$8.0

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

The increase in net cash provided by operating activities was primarily due to the timing of payments for accrued expenses and higher net income for the first quarter of 2014 as compared to the first quarter of 2013, partially offset by our seasonal buildup of inventory in preparation for the Spring and Summer selling season.

Investing Activities

The decrease in net cash used in investing activities was due to lower capital expenditures in the first quarter of 2014 as compared to the first quarter of 2013.

Financing Activities

The decrease in net cash used in financing activities was primarily attributable to a decrease in distributions to the noncontrolling interest partially offset by repayments of borrowings under our revolving credit agreement and an increase in dividends paid in the first quarter of 2014 as compared to the first quarter of 2013.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $500.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), stock repurchases and issuances of letters of credit. The credit agreement matures on July 1, 2018. At March 31, 2014 and December 31, 2013, $226.7 million and $230.0 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2014.

Acquisitions

On July 1, 2014, we intend to exercise our option to acquire an additional 10% ownership interest in Carrier Enterprise I, following which we would have an 80% controlling interest in Carrier Enterprise I. The purchase price for the additional 10% ownership interest is based on a formula included in the Purchase and Contribution Agreement dated May 3, 2009 that will be determined upon the date of exercise. We believe that we will have sufficient capacity under our existing revolving credit agreement to fund the purchase.

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

Common Stock Dividends

We paid cash dividends of $0.40 and $0.25 per share of Common stock and Class B common stock during the quarters ended March 31, 2014 and 2013, respectively. On April 1, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.40 per share of Common and Class B common stock that was paid on April 30, 2014 to shareholders of record as of April 15, 2014. On April 14, 2014, our Board of Directors approved an increase in the quarterly cash dividend rate to $0.60 per share from $0.40 per share. The increase will be reflected in our next regular dividend payment in July 2014. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended March 31, 2014 or 2013. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At March 31, 2014, there were 1,129,087 shares remaining authorized for repurchase under the program.

15 of 18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 7 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended March 31, 2014 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 6, 2014, we issued 18,309 shares of our Common stock to our Profit Sharing Retirement Plan & Trusts (the “Plans”) representing the employer match under the Plans for the plan year ended December 31, 2013, without registration. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof. The Plans are profit sharing retirement plans that are qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Plans are held in a single trust fund for the benefit of our employees, and no Plan holds assets for the benefit of the employees of any other employer. All of the contributions to the Plans from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plans as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

16 of 18

ITEM 6. EXHIBITS

10.1 #	Fifteenth Amendment dated January 1, 2014 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.

17 of 18

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 1, 2014	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

18 of 18

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.1 #	Fifteenth Amendment dated January 1, 2014 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.