Form 10-Q
period 2014-06-30
WATSCO INC
filed 2014-08-01
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares of each class of our common stock outstanding as of July 28, 2014 was (i) 30,081,891 shares of Common stock, $0.50 par value per share, excluding 6,322,650 treasury shares, and (ii) 4,877,571 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 19

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1,170,186	$1,120,452	$1,932,754	$1,834,085
Cost of sales	890,913	853,772	1,465,412	1,391,959

Gross profit	279,273	266,680	467,342	442,126
Selling, general and administrative expenses	166,293	161,595	318,809	306,487

Operating income	112,980	105,085	148,533	135,639
Interest expense, net	1,247	1,688	2,256	2,870

Income before income taxes	111,733	103,397	146,277	132,769
Income taxes	33,348	30,815	43,489	39,098

Net income	78,385	72,582	102,788	93,671
Less: net income attributable to noncontrolling interest	22,284	21,264	29,934	28,968

Net income attributable to Watsco, Inc.	$56,101	$51,318	$72,854	$64,703

Earnings per share for Common and Class B common stock:
Basic	$1.60	$1.48	$2.09	$1.87

Diluted	$1.60	$1.48	$2.08	$1.87

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$78,385	$72,582	$102,788	$93,671
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	8,562	(8,377)	(652)	(13,440)
Unrealized loss on available-for-sale securities arising during the period	(9)	(11)	(8)	(3)

Other comprehensive income (loss)	8,553	(8,388)	(660)	(13,443)

Comprehensive income	86,938	64,194	102,128	80,228
Less: comprehensive income attributable to noncontrolling interest	25,817	17,678	29,627	23,204

Comprehensive income attributable to Watsco, Inc.	$61,121	$46,516	$72,501	$57,024

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,865	$19,478
Accounts receivable, net	549,901	399,565
Inventories	759,973	583,154
Other current assets	19,479	18,905

Total current assets	1,346,218	1,021,102
Property and equipment, net	45,139	45,418
Goodwill	392,354	392,610
Intangible assets, net	200,499	203,843
Other assets	6,629	6,558

	$1,990,839	$1,669,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$165	$107
Accounts payable	269,024	141,104
Accrued expenses and other current liabilities	116,463	102,295

Total current liabilities	385,652	243,506

Long-term obligations:
Borrowings under revolving credit agreement	348,787	230,044
Other long-term obligations, net of current portion	773	513

Total long-term obligations	349,560	230,557

Deferred income taxes and other liabilities	70,093	68,076

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,200	18,182
Class B common stock, $0.50 par value	2,462	2,367
Preferred stock, $0.50 par value	—	—
Paid-in capital	616,011	606,384
Accumulated other comprehensive loss, net of tax	(11,827)	(11,474)
Retained earnings	384,307	339,362
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	894,728	840,396
Noncontrolling interest	290,806	286,996

Total shareholders’ equity	1,185,534	1,127,392

	$1,990,839	$1,669,531

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$102,788	$93,671
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,847	8,720
Share-based compensation	5,179	4,274
Non-cash contribution to 401(k) plan	1,759	1,689
Provision for doubtful accounts	416	186
Excess tax benefits from share-based compensation	(1,443)	(116)
Other, net	2,394	2,864
Changes in operating assets and liabilities:
Accounts receivable	(150,758)	(150,636)
Inventories	(176,584)	(148,858)
Accounts payable and other liabilities	142,552	110,843
Other, net	(308)	456

Net cash used in operating activities	(65,158)	(76,907)

Cash flows from investing activities:
Capital expenditures	(5,846)	(6,964)
Proceeds from sale of property and equipment	276	161

Net cash used in investing activities	(5,570)	(6,803)

Cash flows from financing activities:
Net proceeds under revolving credit agreement	118,767	84,254
Net proceeds from issuances of common stock	1,732	676
Excess tax benefits from share-based compensation	1,443	116
Net proceeds from (repayments of) other long-term obligations	318	(2)
Payment of fees related to revolving credit agreement	(345)	—
Distributions to noncontrolling interest	(25,817)	(31,489)
Dividends on Common and Class B common stock	(27,909)	(17,298)

Net cash provided by financing activities	68,189	36,257

Effect of foreign exchange rate changes on cash and cash equivalents	(74)	(786)

Net decrease in cash and cash equivalents	(2,613)	(48,239)
Cash and cash equivalents at beginning of period	19,478	73,770

Cash and cash equivalents at end of period	$16,865	$25,531

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 19

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

June 30, 2014

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as “we”, “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. The accompanying June 30, 2014 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly consistent during the year, subject to weather and economic conditions, including their effect on the number of housing completions.

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

New Accounting Standards

Presentation of Unrecognized Tax Benefits

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires the presentation of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward rather than as a liability when the uncertain tax position would reduce the net operating loss under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance did not have an impact on our condensed consolidated unaudited financial statements.

Revenue Recognition

In May 2014, the FASB issued a standard on revenue recognition that provides a single, comprehensive revenue recognition model for all contracts with customers. The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. The core principle is that a company will recognize revenue to reflect the transfer of goods or services to customers at an amount that the company expects to be entitled to in exchange for those goods or services. This standard is effective for our interim and annual reporting periods beginning after December 15, 2016 and allows for either full retrospective adoption or modified retrospective adoption. We will adopt this guidance on January 1, 2017, and are currently evaluating the impact on our condensed consolidated unaudited financial statements.

7 of 19

2.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$56,101	$51,318	$72,854	$64,703
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	4,286	3,629	5,532	4,566

Earnings allocated to Watsco, Inc. shareholders	$51,815	$47,689	$67,322	$60,137

Weighted-average common shares outstanding - Basic	32,295,912	32,182,576	32,273,077	32,170,222
Basic earnings per share for Common and Class B common stock	$1.60	$1.48	$2.09	$1.87

Allocation of earnings for Basic:
Common stock	$47,467	$43,681	$61,668	$55,081
Class B common stock	4,348	4,008	5,654	5,056

	$51,815	$47,689	$67,322	$60,137

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$56,101	$51,318	$72,854	$64,703
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	4,281	3,623	5,526	4,560

Earnings allocated to Watsco, Inc. shareholders	$51,820	$47,695	$67,328	$60,143

Weighted-average common shares outstanding - Basic	32,295,912	32,182,576	32,273,077	32,170,222
Effect of dilutive stock options	57,133	66,279	56,299	61,024

Weighted-average common shares outstanding - Diluted	32,353,045	32,248,855	32,329,376	32,231,246

Diluted earnings per share for Common and Class B common stock	$1.60	$1.48	$2.08	$1.87

Anti-dilutive stock options not included above	—	—	2,873	—

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At June 30, 2014 and 2013, our outstanding Class B common stock was convertible into 2,710,315 and 2,704,858 shares of our Common stock, respectively.

8 of 19

3.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized loss on available-for-sale securities. The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign currency translation adjustment	$8,562	$(8,377)	$(652)	$(13,440)

Unrealized loss on available-for-sale securities	$(14)	$(17)	$(12)	$(3)
Income tax benefit	(5)	(6)	(4)	—

Unrealized loss on available-for-sale securities, net of tax	$(9)	$(11)	$(8)	$(3)

Other comprehensive income (loss)	$8,553	$(8,388)	$(660)	$(13,443)

The changes in accumulated other comprehensive loss, net of tax, are as follows:

Six Months Ended June 30,	2014	2013
Foreign currency translation adjustment:
Beginning balance	$(11,181)	$(1,785)
Current period other comprehensive loss	(345)	(7,676)

Ending balance	$(11,526)	$(9,461)

Available-for-sale securities:
Beginning balance	$(293)	$(317)
Current period other comprehensive loss	(8)	(3)

Ending balance	$(301)	$(320)

Accumulated other comprehensive loss, net of tax	$(11,827)	$(9,781)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

We routinely use certain derivative instruments to hedge foreign currency exposure. Although these derivatives were not designated as hedges and/or did not qualify for hedge accounting, they were effective economic hedges for the periods presented. The changes in fair values of economic hedges are recognized in earnings. During 2014 and 2013, we entered into foreign currency forward contracts to offset the earnings impact that foreign currency exchange rate fluctuations would otherwise have had on certain monetary liabilities denominated in nonfunctional currencies. The changes in fair values of foreign currency forward contracts were (losses) gains of $(1,631) and $1,507 for the quarters ended June 30, 2014 and 2013, respectively. The changes in fair values of foreign currency forward contracts were (losses) gains of $(1,555) and $1,528 for the six months ended June 30, 2014 and 2013, respectively. These amounts are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income. The total notional value of our foreign currency exchange contracts as of June 30, 2014 was $59,500, and such contracts have varying terms expiring through October 2014. See Note 5.

9 of 19

5.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at June 30, 2014 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$253	$253	—	—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$1,437	—	$1,437	—

			Fair Value Measurements at December 31, 2013 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$265	$265	—	—
Derivative financial instruments	Other current assets	$118	—	$118	—

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

There were no transfers in or out of Level 1 and Level 2 during the six months ended June 30, 2014.

6.	DEBT

On June 25, 2014, we entered into an amendment to our unsecured, syndicated revolving credit agreement, which increased the borrowing capacity from $500,000 to $600,000, extended the maturity date from July 1, 2018 to July 1, 2019, increased the swingline subfacility from $65,000 to $90,000 and modified certain definitions. At June 30, 2014 and December 31, 2013, $348,787 and $230,044 was outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2014.

7.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $0.40, $0.25, $0.80 and $0.50 per share of Common stock and Class B common stock during the quarters and six months ended June 30, 2014 and 2013, respectively.

Non-Vested (Restricted) Stock

During the quarter ended June 30, 2014, we granted 20,000 shares of non-vested (restricted) stock. We did not grant any shares of non-vested (restricted) stock during the quarter ended June 30, 2013. During the six months ended June 30, 2014 and 2013, we granted 203,025 and 87,543 shares of non-vested (restricted) stock, respectively.

During the quarter and six months ended June 30, 2014, 21,028 shares of Common stock with an aggregate fair market value of $2,125 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. These shares were retired upon delivery.

Exercise of Stock Options

During the quarters ended June 30, 2014 and 2013, 11,250 and 2,500 stock options, respectively, were exercised for common stock. During the six months ended June 30, 2014 and 2013, 23,500 and 9,500 stock options, respectively, were exercised for common stock. Cash received from common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2014 and 2013, was $646, $39, $1,329 and $377, respectively.

10 of 19

Employee Stock Purchase Plan

During the quarters ended June 30, 2014 and 2013, 2,181 and 1,744, shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $213 and $140, respectively. During the six months ended June 30, 2014 and 2013, 4,243 and 3,926 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $403 and $299, respectively.

401(k) Plan

During the six months ended June 30, 2014 and 2013, we issued 18,309 and 22,551 shares of Common stock, respectively, to our profit sharing retirement plan, representing the Common stock discretionary matching contribution of $1,759 and $1,689, respectively.

Noncontrolling Interest

Of our three joint ventures with Carrier, we have a 70% controlling interest in one and a 60% controlling interest in the other two, while Carrier has either a 30% or 40% noncontrolling interest in such joint ventures, as applicable. The following table reconciles shareholders’ equity attributable to Carrier’s noncontrolling interest:

Noncontrolling interest at December 31, 2013	$286,996
Net income attributable to noncontrolling interest	29,934
Distributions to noncontrolling interest	(25,817)
Foreign currency translation adjustment	(307)

Noncontrolling interest at June 30, 2014	$290,806

8.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $5,247 and $5,582 at June 30, 2014 and December 31, 2013, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

9.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 59% and 57% of all inventory purchases for the quarters ended June 30, 2014 and 2013, respectively. Purchases from Carrier and its affiliates comprised 60% and 56% of all inventory purchases for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, approximately $108,000 and $53,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2014 and 2013 included $11,128, $8,693, $17,663 and $13,988, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

11 of 19

10.	SUBSEQUENT EVENT

On July 1, 2014, we exercised our second option to acquire an additional 10% ownership interest in Carrier Enterprise I, following which we have an 80% controlling interest in Carrier Enterprise I. We paid the estimated purchase price of $90,458 for the exercise of the option in cash, and such amount is subject to adjustment during the 60 days immediately following the date of exercise. Neither we nor Carrier has any remaining options to purchase additional ownership interests in Carrier Enterprise I, or any of our other joint ventures with Carrier.

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we”, “us” or “our”) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry. At June 30, 2014, we operated from 570 locations in 38 U.S. states, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean.

12 of 19

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

Joint Ventures with Carrier Corporation

In 2009, we formed a joint venture with Carrier Corporation (“Carrier”), which we refer to as Carrier Enterprise I, in which Carrier contributed 95 of its company-owned locations in 13 Sun Belt states and Puerto Rico and its export division in Miami, Florida, and we contributed 15 locations that distributed Carrier products. In July 2012, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our ownership interest to 70%; and, on July 1, 2014, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our controlling interest in Carrier Enterprise I to 80%. Neither we nor Carrier has any remaining options to purchase additional ownership interests in Carrier Enterprise I, or any of our other joint ventures with Carrier.

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

Our critical accounting policies are included in our 2013 Annual Report on Form 10-K as filed on February 27, 2014. We believe that there have been no significant changes during the quarter ended June 30, 2014 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

13 of 19

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues for the quarters and six months ended June 30, 2014 and 2013:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.1	76.2	75.8	75.9

Gross profit	23.9	23.8	24.2	24.1
Selling, general and administrative expenses	14.2	14.4	16.5	16.7

Operating income	9.7	9.4	7.7	7.4
Interest expense, net	0.2	0.2	0.1	0.2

Income before income taxes	9.5	9.2	7.6	7.2
Income taxes	2.8	2.7	2.3	2.1

Net income	6.7	6.5	5.3	5.1
Less: net income attributable to noncontrolling interest	1.9	1.9	1.5	1.6

Net income attributable to Watsco, Inc.	4.8%	4.6%	3.8%	3.5%

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At June 30, 2014 and 2013, 17 and 24 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended June 30, 2014:

Number of Locations
June 30, 2013	571
Opened	1
Closed	(3)

December 31, 2013	569
Opened	7
Closed	(6)

June 30, 2014	570

Second Quarter 2014 Compared to Second Quarter 2013

Revenues

Revenues for the quarter ended June 30, 2014 increased $49.7 million, or 4%, compared to the same period in 2013, including $0.5 million from locations opened during the preceding 12 months, partially offset by $1.2 million from closed locations. On a same-store basis, revenues increased $50.4 million, or 5%, as compared to the same period in 2013, reflecting a 6% increase in sales of HVAC equipment (7% increase in residential HVAC equipment and a 1% increase in commercial HVAC equipment), a 2% increase in sales of other HVAC products and a 5% increase in sales of commercial refrigeration products. The increase in same-store revenues is primarily due to higher demand for the replacement of residential HVAC equipment. Sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the quarter ended June 30, 2014 increased $12.6 million, or 5%, compared to the same period in 2013, primarily as a result of increased revenues. Gross profit margin for the quarter ended June 30, 2014 improved 10 basis-points to 23.9% versus 23.8% for the same period in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2014 increased $4.7 million, or 3%, compared to the same period in 2013, primarily due to increased revenues. On a same-store basis, selling, general and administrative expenses increased 3% as compared to the same period in 2013. Selling, general and administrative expenses as a percent of revenues for the quarter ended June 30, 2014 decreased to 14.2% versus 14.4% for the same period in 2013. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to improved leveraging of fixed operating costs as compared to 2013.

14 of 19

Interest Expense, Net

Net interest expense for the quarter ended June 30, 2014 decreased $0.4 million, or 26%, compared to the same period in 2013, primarily as a result of a decrease in average outstanding borrowings and a lower effective interest rate for the 2014 period as compared to the same period in 2013.

Income Taxes

Income taxes increased to $33.3 million for the quarter ended June 30, 2014 as compared to $30.8 million for the quarter ended June 30, 2013 and are a composite of the income taxes attributable to our wholly owned operations and investments, and income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to us was 36.7% and 37.1% for the quarters ended June 30, 2014 and 2013, respectively. The decrease was primarily due to lower state income taxes in 2014 versus 2013 related to income generated by our U.S. subsidiaries.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended June 30, 2014 increased $4.8 million, or 9%, compared to the same period in 2013. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative expenses as a percent of revenues, as discussed above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

Revenues for the six months ended June 30, 2014 increased $98.7 million, or 5%, compared to the same period in 2013, including $1.1 million from locations opened during the preceding 12 months, partially offset by $2.5 million from closed locations. On a same-store basis, revenues increased $100.1 million, or 5%, as compared to the same period in 2013. Revenues reflect a 7% increase in sales of HVAC equipment (8% increase in residential HVAC equipment and a 1% increase in commercial HVAC equipment), a 3% increase in sales of other HVAC products and a 4% increase in sales of commercial refrigeration products. The increase in same-store revenues is primarily due to higher demand for the replacement of residential HVAC equipment. Sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the six months ended June 30, 2014 increased $25.2 million, or 6%, compared to the same period in 2013, primarily as a result of increased revenues. Gross profit margin for the six months ended June 30, 2014 improved 10 basis-points to 24.2% versus 24.1% for the same period in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 increased $12.3 million, or 4%, compared to the same period in 2013, primarily as a result of increased revenues. On a same-store basis, selling, general, and administrative expenses increased 4% as compared to 2013. Selling, general and administrative expenses as a percent of revenues for the six months ended June 30, 2014 decreased to 16.5% from 16.7% for the same period in 2013. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to improved leveraging of fixed operating costs as compared to 2013.

Interest Expense, Net

Net interest expense for the six months ended June 30, 2014 decreased $0.6 million, or 21%, compared to the same period in 2013, primarily as a result of a decrease in average outstanding borrowings and a lower effective interest rate in 2014 as compared to 2013.

Income Taxes

Income taxes increased to $43.5 million for the six months ended June 30, 2014 as compared to $39.1 million for the six months ended June 30, 2013 and are a composite of the income taxes attributable to our wholly owned operations and investments and income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to us was 36.8% and 37.0% for the six months ended June 30, 2014 and 2013, respectively. The decrease was primarily due to lower state income taxes in 2014 versus 2013 related to income generated by our U.S. subsidiaries.

15 of 19

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the six months ended June 30, 2014 increased $8.2 million, or 13%, compared to the same period in 2013. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative expenses as a percent of revenues, as discussed above.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand for HVAC/R products, which peaks in the months of May through August. Significant factors that could affect our liquidity include the following:

•	cash necessary to fund our business (primarily working capital requirements);

•	the adequacy of our available bank line of credit;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions, including joint ventures;

•	dividend payments;

•	capital expenditures; and

•	the timing and extent of common stock repurchases.

Sources and Uses of Cash

We rely on cash flows from operations and borrowing capacity under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes, including dividend payments, if and as declared by our Board of Directors, capital expenditures, business acquisitions and development of our long-term operating strategies.

At June 30, 2014, we had $16.9 million of cash and cash equivalents, of which, $9.0 million was held by foreign subsidiaries. We believe that our operating cash flows, cash on hand and funds available for borrowing under our line of credit will be sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

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

Working Capital

Working capital increased to $960.6 million at June 30, 2014 from $777.6 million at December 31, 2013, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business.

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2014 and 2013:

	2014	2013	Change
Cash flows used in operating activities	$(65.2)	$(76.9)	$11.7
Cash flows used in investing activities	$(5.6)	$(6.8)	$1.2
Cash flows provided by financing activities	$68.2	$36.3	$31.9

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

The decrease in net cash used in operating activities was primarily due to higher net income in 2014 as compared to 2013 and the timing of payments for accrued expenses, partially offset by our seasonal buildup of inventory in preparation for the Summer selling season.

Investing Activities

The decrease in net cash used in investing activities was due to lower capital expenditures in 2014 as compared to 2013.

16 of 19

Financing Activities

The increase in net cash provided by financing activities was primarily attributable to higher net borrowings under our revolving credit agreement and a decrease in distributions to the noncontrolling interest in 2014, partially offset by an increase in dividends paid in 2014 as compared to 2013.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement, which we use to fund seasonal working capital needs and other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), stock repurchases and issuances of letters of credit. On June 25, 2014, we entered into an amendment to this credit agreement, which increased the borrowing capacity from $500.0 million to $600.0 million, extended the maturity date from July 1, 2018 to July 1, 2019, increased the swingline subfacility from $65.0 million to $90.0 million and modified certain definitions. At June 30, 2014 and December 31, 2013, $348.8 million and $230.0 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2014.

Acquisitions

On July 1, 2014, we exercised our second option to acquire an additional 10% ownership interest in Carrier Enterprise I, following which we have an 80% controlling interest in Carrier Enterprise I. We paid the estimated purchase price of $90.5 million for the exercise of the option in cash, and such amount is subject to adjustment during the 60 days immediately following the date of exercise. Neither we nor Carrier has any remaining options to purchase additional ownership interests in Carrier Enterprise I, or any of our other joint ventures with Carrier.

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

Common Stock Dividends

We paid cash dividends of $0.80 and $0.50 per share of Common stock and Class B common stock during the six months ended June 30, 2014 and 2013, respectively. On July 1, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.60 per share of Common and Class B common stock that was paid on July 31, 2014 to shareholders of record as of July 15, 2014. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended June 30, 2014 or 2013. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At June 30, 2014, there were 1,129,087 shares remaining authorized for repurchase under the program.

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

17 of 19

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 8 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended June 30, 2014 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

10.1	Amendment No. 3, dated as of June 25, 2014, to Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 27, 2014 and incorporated by reference herein.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.

18 of 19

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

August 1, 2014	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

19 of 19

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.1	Amendment No. 3, dated as of June 25, 2014, to Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 27, 2014 and incorporated by reference herein.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.