Form 10-Q
period 2014-09-30
WATSCO INC
filed 2014-11-04
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares of each class of our common stock outstanding as of October 30, 2014 was (i) 30,106,543 shares of Common stock, $0.50 par value per share, excluding 6,322,650 treasury shares, and (ii) 4,884,981 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 19

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$1,134,999	$1,081,893	$3,067,753	$2,915,978
Cost of sales	860,234	823,296	2,325,646	2,215,255

Gross profit	274,765	258,597	742,107	700,723
Selling, general and administrative expenses	169,527	163,142	488,336	469,629

Operating income	105,238	95,455	253,771	231,094
Interest expense, net	1,534	1,781	3,790	4,651

Income before income taxes	103,704	93,674	249,981	226,443
Income taxes	32,573	27,556	76,062	66,654

Net income	71,131	66,118	173,919	159,789
Less: net income attributable to noncontrolling interest	16,670	20,419	46,604	49,387

Net income attributable to Watsco, Inc.	$54,461	$45,699	$127,315	$110,402

Earnings per share for Common and Class B common stock:
Basic	$1.56	$1.32	$3.64	$3.19

Diluted	$1.56	$1.32	$3.64	$3.18

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$71,131	$66,118	$173,919	$159,789
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(11,996)	5,073	(12,648)	(8,367)
Unrealized (loss) gain on available-for-sale securities arising during the period	(5)	18	(13)	15

Other comprehensive (loss) income	(12,001)	5,091	(12,661)	(8,352)
Comprehensive income	59,130	71,209	161,258	151,437
Less: comprehensive income attributable to noncontrolling interest	11,723	22,588	41,350	45,792

Comprehensive income attributable to Watsco, Inc.	$47,407	$48,621	$119,908	$105,645

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,691	$19,478
Accounts receivable, net	502,522	399,565
Inventories	729,865	583,154
Other current assets	22,258	18,905

Total current assets	1,271,336	1,021,102
Property and equipment, net	45,355	45,418
Goodwill	389,364	392,610
Intangible assets, net	192,470	203,843
Other assets	6,463	6,558

	$1,904,988	$1,669,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$167	$107
Accounts payable	224,267	141,104
Accrued expenses and other current liabilities	116,317	102,295

Total current liabilities	340,751	243,506

Long-term obligations:
Borrowings under revolving credit agreement	352,003	230,044
Other long-term obligations, net of current portion	729	513

Total long-term obligations	352,732	230,557

Deferred income taxes and other liabilities	71,944	68,076

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,209	18,182
Class B common stock, $0.50 par value	2,467	2,367
Preferred stock, $0.50 par value	—	—
Paid-in capital	576,280	606,384
Accumulated other comprehensive loss, net of tax	(18,881)	(11,474)
Retained earnings	417,793	339,362
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	881,443	840,396
Noncontrolling interest	258,118	286,996

Total shareholders’ equity	1,139,561	1,127,392

	$1,904,988	$1,669,531

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$173,919	$159,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,348	13,223
Share-based compensation	7,850	6,453
Deferred income tax provision	4,989	4,208
Excess tax benefits from share-based compensation	(1,576)	(590)
Other, net	2,985	1,510
Changes in operating assets and liabilities:
Accounts receivable	(106,890)	(90,205)
Inventories	(149,085)	(99,655)
Accounts payable and other liabilities	99,175	60,278
Other, net	(2,996)	(3,828)

Net cash provided by operating activities	41,719	51,183

Cash flows from investing activities:
Capital expenditures	(9,234)	(10,915)
Proceeds from sale of property and equipment	332	222

Net cash used in investing activities	(8,902)	(10,693)

Cash flows from financing activities:
Purchase of additional ownership from noncontrolling interest	(87,735)	—
Dividends on Common and Class B common stock	(48,884)	(25,958)
Distributions to noncontrolling interest	(25,817)	(31,487)
Payment of fees related to revolving credit agreement	(381)	(456)
Net proceeds from other long-term obligations	276	628
Excess tax benefits from share-based compensation	1,576	590
Net proceeds from issuances of common stock	2,604	1,998
Net proceeds (repayments) under revolving credit agreement	122,943	(30,010)

Net cash used in financing activities	(35,418)	(84,695)

Effect of foreign exchange rate changes on cash and cash equivalents	(186)	(336)

Net decrease in cash and cash equivalents	(2,787)	(44,541)
Cash and cash equivalents at beginning of period	19,478	73,770

Cash and cash equivalents at end of period	$16,691	$29,229

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 19

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2014

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” which may be referred to as “we”, “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying September 30, 2014 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns during summer and winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly consistent during the year, subject to weather and economic conditions, including their effect on the number of housing completions.

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

7 of 19

2. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$54,461	$45,699	$127,315	$110,402
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	4,106	3,251	9,644	7,813

Earnings allocated to Watsco, Inc. shareholders	$50,355	$42,448	$117,671	$102,589

Weighted-average common shares outstanding—Basic	32,330,888	32,206,448	32,292,559	32,182,430
Basic earnings per share for Common and Class B common stock	$1.56	$1.32	$3.64	$3.19
Allocation of earnings for Basic:
Common stock	$46,138	$38,880	$107,804	$93,960
Class B common stock	4,217	3,568	9,867	8,629

	$50,355	$42,448	$117,671	$102,589

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$54,461	$45,699	$127,315	$110,402
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	4,103	3,246	9,635	7,801

Earnings allocated to Watsco, Inc. shareholders	$50,358	$42,453	$117,680	$102,601

Weighted-average common shares outstanding—Basic	32,330,888	32,206,448	32,292,559	32,182,430
Effect of dilutive stock options	45,051	69,665	52,509	63,936

Weighted-average common shares outstanding—Diluted	32,375,939	32,276,113	32,345,068	32,246,366

Diluted earnings per share for Common and Class B common stock	$1.56	$1.32	$3.64	$3.18
Anti-dilutive stock options not included in above	28,565	620	7,788	4,963

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. As of September 30, 2014 and 2013, our outstanding Class B common stock was convertible into 2,707,725 and 2,706,860 shares of our Common stock, respectively.

3. OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized (loss) gain on available-for-sale securities. The tax effects allocated to each component of other comprehensive (loss) income were as follows:

8 of 19

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency translation adjustment	$(11,996)	$5,073	$(12,648)	$(8,367)
Unrealized (loss) gain on available-for-sale securities	$(9)	$27	$(21)	$24
Income tax benefit (expense)	4	(9)	8	(9)

Unrealized (loss) gain on available-for-sale securities, net of tax	$(5)	$18	$(13)	$15

Other comprehensive (loss) income	$(12,001)	$5,091	$(12,661)	$(8,352)

The changes in accumulated other comprehensive loss, net of tax, are as follows:

Nine Months Ended September 30,	2014	2013
Foreign currency translation adjustment:
Beginning balance	$(11,181)	$(1,785)
Current period other comprehensive loss	(7,394)	(4,772)

Ending balance	$(18,575)	$(6,557)

Available-for-sale securities:
Beginning balance	$(293)	$(317)
Current period other comprehensive (loss) income	(13)	15

Ending balance	$(306)	$(302)

Accumulated other comprehensive loss, net of tax	$(18,881)	$(6,859)

4. DERIVATIVE FINANCIAL INSTRUMENTS

We routinely use derivative instruments to hedge foreign currency exposure. Although these derivatives were not designated as hedges and/or did not qualify for hedge accounting, they were effective economic hedges for the periods presented. The changes in fair values of economic hedges are recognized in earnings. During 2014 and 2013, we entered into foreign currency forward contracts to offset the earnings impact that foreign currency exchange rate fluctuations would otherwise have had on certain monetary liabilities denominated in nonfunctional currencies. The changes in fair values of foreign currency forward contracts were gains (losses) of $2,127 and $(1,534) for the quarters ended September 30, 2014 and 2013, respectively. The changes in fair values of foreign currency forward contracts were gains (losses) of $572 and $(6) for the nine months ended September 30, 2014 and 2013, respectively. These amounts are included in selling, general and administrative expenses in our condensed consolidated unaudited statements of income. The total notional value of our foreign currency exchange contracts as of September 30, 2014 was $19,500, and such contracts have varying terms expiring through November 2014. See Note 5.

9 of 19

5. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at September 30, 2014 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$244	$244	—	—
Derivative financial instruments	Other current assets	$690	—	$690	—

			Fair Value Measurements at December 31, 2013 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$265	$265	—	—
Derivative financial instruments	Other current assets	$118	—	$118	—

The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:

Available-for-sale securities – these investments are exchange-traded equity securities. Fair values for these investments are based on closing stock prices from active markets and are therefore classified within Level 1 of the fair value hierarchy.

Derivative financial instruments – these derivatives are foreign currency forward contracts. See Note 4. Fair value is based on observable market inputs, such as forward rates in active markets; therefore, we classify these derivatives within Level 2 of the valuation hierarchy.

There were no transfers in or out of Level 1 and Level 2 during the nine months ended September 30, 2014.

6. PURCHASE OF OWNERSHIP INTEREST IN JOINT VENTURE

On July 1, 2014, we exercised our second option to acquire an additional 10% ownership interest in Carrier Enterprise, LLC (“Carrier Enterprise I”) for cash consideration of $87,735, following which we have an 80% controlling interest in Carrier Enterprise I. Neither we nor Carrier has any remaining options to purchase additional ownership interests in Carrier Enterprise I, or any of our other joint ventures with Carrier.

7. DEBT

On June 25, 2014, we entered into an amendment to our unsecured, syndicated revolving credit agreement, which increased the borrowing capacity from $500,000 to $600,000, extended the maturity date from July 1, 2018 to July 1, 2019, increased the swingline subfacility from $65,000 to $90,000 and modified certain definitions. At September 30, 2014 and December 31, 2013, $352,003 and $230,044 was outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all such covenants at September 30, 2014.

8. SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $0.60, $0.25, $1.40 and $0.75 per share of Common stock and Class B common stock during the quarters and nine months ended September 30, 2014 and 2013, respectively.

Non-Vested (Restricted) Stock

During the quarters ended September 30, 2014 and 2013, we granted 10,700 and 31,500 shares of non-vested (restricted) stock, respectively. During the nine months ended September 30, 2014 and 2013, we granted 213,725 and 119,043 shares of non-vested (restricted) stock, respectively.

During the nine months ended September 30, 2014, 21,028 shares of Common stock with an aggregate fair market value of $2,125 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested (restricted) stock. These shares were retired upon delivery.

10 of 19

Exercise of Stock Options

During the quarters ended September 30, 2014 and 2013, 17,850 and 34,700 stock options, respectively, were exercised for common stock. During the nine months ended September 30, 2014 and 2013, 41,350 and 44,200 stock options, respectively, were exercised for common stock. Cash received from common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2014 and 2013, was $613, $1,162, $1,942 and $1,539, respectively.

During both the quarter and nine months ended September 30, 2014, 5,454 shares of Class B Common stock with an aggregate fair market value of $490 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. During both the quarter and nine months ended September 30, 2013, 5,448 shares of Class B Common stock with an aggregate fair market value of $490 were delivered as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended September 30, 2014 and 2013, 2,741 and 1,944 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $259 and $160, respectively. During the nine months ended September 30, 2014 and 2013, 6,984 and 5,870 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $662 and $459, respectively.

401(k) Plan

During the nine months ended September 30, 2014 and 2013, we issued 18,309 and 22,551 shares of Common stock, respectively, to our profit sharing retirement plan, representing the Common stock discretionary matching contribution of $1,759 and $1,689, respectively.

Noncontrolling Interest

Effective July 1, 2014, our controlling interest in Carrier Enterprise I increased to 80% from 70%, following our exercise of the option described in Note 6. We have a 60% controlling interest in our other two joint ventures with Carrier, while Carrier has a 40% noncontrolling interest in each. The following table reconciles shareholders’ equity attributable to Carrier’s noncontrolling interest:

Noncontrolling interest at December 31, 2013	$286,996
Decrease in noncontrolling interest in Carrier Enterprise I	(44,411)
Distributions to noncontrolling interest	(25,817)
Foreign currency translation adjustment	(5,254)
Net income attributable to noncontrolling interest	46,604

Noncontrolling interest at September 30, 2014	$258,118

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $4,999 and $5,582 at September 30, 2014 and December 31, 2013, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

10. RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 63% and 62% of all inventory purchases for the quarters ended September 30, 2014 and 2013, respectively. Purchases from Carrier and its affiliates comprised 61% and 58% of all inventory purchases for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, approximately $103,000 and $53,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2014 and 2013 included $11,518, $7,834, $29,181 and $21,822, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we”, “us” or “our”) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At September 30, 2014, we operated from 574 locations in 38 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean.

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

Joint Ventures with Carrier Corporation

In 2009, we formed a joint venture with Carrier Corporation (“Carrier”), which we refer to as Carrier Enterprise I, in which Carrier contributed 95 of its company-owned locations in 13 Sun Belt states and Puerto Rico and its export division in Miami, Florida, and we contributed 15 locations that distributed Carrier products. In July 2012, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our ownership interest to 70%; and, on July 1, 2014, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our controlling interest in Carrier Enterprise I to 80%. Neither we nor Carrier has any remaining options to purchase additional ownership interests in Carrier Enterprise I or any of our other joint ventures with Carrier.

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

Our critical accounting policies are included in our 2013 Annual Report on Form 10-K as filed on February 27, 2014. We believe that there have been no significant changes during the quarter ended September 30, 2014 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

13 of 19

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues for the quarters and nine months ended September 30, 2014 and 2013:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.8	76.1	75.8	76.0

Gross profit	24.2	23.9	24.2	24.0
Selling, general and administrative expenses	14.9	15.1	15.9	16.1

Operating income	9.3	8.8	8.3	7.9
Interest expense, net	0.1	0.2	0.1	0.1

Income before income taxes	9.2	8.6	8.2	7.8
Income taxes	2.9	2.5	2.5	2.3

Net income	6.3	6.1	5.7	5.5
Less: net income attributable to noncontrolling interest	1.5	1.9	1.5	1.7

Net income attributable to Watsco, Inc.	4.8%	4.2%	4.2%	3.8%

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At September 30, 2014 and 2013, 21 and 20 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended September 30, 2014:

Number of Locations
September 30, 2013	571
Closed	(2)

December 31, 2013	569
Opened	12
Closed	(7)

September 30, 2014	574

The following narratives also reflect our acquisition of an additional 10% ownership interest in Carrier Enterprise I, which became effective on July 1, 2014.

Third Quarter 2014 Compared to Third Quarter 2013

Revenues

Revenues for the quarter ended September 30, 2014 increased $53.1 million, or 5%, compared to the same period in 2013, including $0.1 million from locations opened during the preceding 12 months, partially offset by $1.3 million from closed locations. On a same-store basis, revenues increased $54.3 million, or 5%, as compared to the same period in 2013, reflecting a 7% increase in sales of HVAC equipment (65% of sales), which included a 7% increase in residential HVAC equipment and a 6% increase in commercial HVAC equipment, flat sales of other HVAC products (30% of sales) and a 14% increase in sales of commercial refrigeration products (5% of sales). The increase in same-store revenues is primarily due to higher demand for the replacement of residential HVAC equipment. Sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the quarter ended September 30, 2014 increased $16.2 million, or 6%, compared to the same period in 2013, primarily as a result of increased revenues. Gross profit margin for the quarter ended September 30, 2014 improved 30 basis-points to 24.2% versus 23.9% for the same period in 2013, primarily due to higher realized gross margins for residential HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2014 increased $6.4 million, or 4%, compared to the same period in 2013, primarily due to increased revenues and additional headcount. Selling, general and administrative expenses as a percent of revenues for the quarter ended September 30, 2014 decreased to 14.9% from 15.1% for the same period in 2013. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to improved leveraging of fixed operating costs as compared to 2013. On a same-store basis, selling, general and administrative expenses increased 4% as compared to the same period in 2013.

14 of 19

Interest Expense, Net

Net interest expense for the quarter ended September 30, 2014 decreased $0.2 million, or 14%, compared to the same period in 2013, primarily as a result of a lower effective interest rate, partially offset by an increase in average outstanding borrowings in 2014 as compared to the same period in 2013.

Income Taxes

Income taxes increased to $32.6 million for the quarter ended September 30, 2014 as compared to $27.6 million for the quarter ended September 30, 2013 and are a composite of the income taxes attributable to our wholly owned operations and investments and income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to us was 36.8% and 37.0% for the quarters ended September 30, 2014 and 2013, respectively. The decrease was primarily due to lower state income taxes in 2014 versus 2013 related to income generated by our U.S. subsidiaries.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended September 30, 2014 increased $8.8 million, or 19%, compared to the same period in 2013. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative expenses as a percent of revenues, as discussed above, and by a reduction in the net income attributable to the noncontrolling interest related to Carrier Enterprise I following our purchase of an additional 10% ownership interest in Carrier Enterprise I in July 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Revenues for the nine months ended September 30, 2014 increased $151.8 million, or 5%, compared to the same period in 2013, including $1.2 million from locations opened during the preceding 12 months, partially offset by $3.7 million from closed locations. On a same-store basis, revenues increased $154.3 million, or 5%, as compared to the same period in 2013. Revenues reflect a 7% increase in sales of HVAC equipment (64% of sales), which included an 8% increase in residential HVAC equipment and a 3% increase in commercial HVAC equipment, a 2% increase in sales of other HVAC products (31% of sales) and a 7% increase in sales of commercial refrigeration products (5% of sales). The increase in same-store revenues is primarily due to higher demand for the replacement of residential HVAC equipment. Sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the nine months ended September 30, 2014 increased $41.4 million, or 6%, compared to the same period in 2013, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2014 improved 20 basis-points to 24.2% versus 24.0% for the same period in 2013, primarily due to higher realized gross margins for residential HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2014 increased $18.7 million, or 4%, compared to the same period in 2013, primarily as a result of increased revenues and additional headcount. Selling, general and administrative expenses as a percent of revenues for the nine months ended September 30, 2014 decreased to 15.9% from 16.1% for the same period in 2013. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to improved leveraging of fixed operating costs as compared to 2013. On a same-store basis, selling, general, and administrative expenses increased 4% as compared to 2013.

Interest Expense, Net

Net interest expense for the nine months ended September 30, 2014 decreased $0.9 million, or 19%, compared to the same period in 2013, primarily as a result of a decrease in average outstanding borrowings and a lower effective interest rate in 2014 as compared to 2013.

Income Taxes

Income taxes increased to $76.1 million for the nine months ended September 30, 2014 as compared to $66.7 million for the nine months ended September 30, 2013 and are a composite of the income taxes attributable to our wholly owned operations and investments and income taxes attributable to the Carrier joint ventures, which are taxed as partnerships for income tax purposes. The effective income tax rate attributable to us was 36.8% and 37.0% for the nine months ended September 30, 2014 and 2013, respectively. The decrease was primarily due to lower state income taxes in 2014 versus 2013 related to income generated by our U.S. subsidiaries.

15 of 19

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the nine months ended September 30, 2014 increased $16.9 million, or 15%, compared to the same period in 2013. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative expenses as a percent of revenues, as discussed above, and by a reduction in the net income attributable to the noncontrolling interest related to Carrier Enterprise I following our purchase of an additional 10% ownership interest in Carrier Enterprise I in July 2014.

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

At September 30, 2014, we had $16.7 million of cash and cash equivalents, of which, $12.1 million was held by foreign subsidiaries. We believe that our operating cash flows, cash on hand and funds available for borrowing under our line of credit will be sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

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

Working Capital

Working capital increased to $930.6 million at September 30, 2014 from $777.6 million at December 31, 2013, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business.

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2014 and 2013 (in millions):

	2014	2013	Change
Cash flows provided by operating activities	$41.7	$51.2	$(9.5)
Cash flows used in investing activities	$(8.9)	$(10.7)	$1.8
Cash flows used in financing activities	$(35.4)	$(84.7)	$49.3

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

The decrease in net cash provided by operating activities was primarily due to higher accounts receivable driven by increased sales and higher levels of inventory in 2014 as compared to 2013, partially offset by higher net income in 2014 as compared to 2013 and the timing of payments for accrued expenses.

16 of 19

Investing Activities

The decrease in net cash used in investing activities was due to lower capital expenditures in 2014 as compared to 2013.

Financing Activities

The decrease in net cash used in financing activities was primarily attributable to higher net borrowings under our revolving credit agreement, partially offset by the exercise of our second option to acquire an additional 10% ownership interest in Carrier Enterprise I for $87.7 million and a decrease in distributions to the noncontrolling interest in 2014 and an increase in dividends paid in 2014 as compared to 2013.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement, which we use to fund seasonal working capital needs and other general corporate purposes, including acquisitions, dividends, stock repurchases and issuances of letters of credit. On June 25, 2014, we entered into an amendment to this credit agreement, which increased the borrowing capacity from $500.0 million to $600.0 million, extended the maturity date from July 1, 2018 to July 1, 2019, increased the swingline subfacility from $65.0 million to $90.0 million and modified certain definitions. At September 30, 2014 and December 31, 2013, $352.0 million and $230.0 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all such covenants at September 30, 2014.

Purchase of Ownership Interest in Joint Venture

On July 1, 2014, we exercised our second option to acquire an additional 10% ownership interest in Carrier Enterprise I for cash consideration of $87.7 million, following which we have an 80% controlling interest in Carrier Enterprise I. Neither we nor Carrier has any remaining options to purchase additional ownership interests in Carrier Enterprise I, or any of our other joint ventures with Carrier.

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

Common Stock Dividends

We paid cash dividends of $1.40 per share and $0.75 per share of Common stock and Class B common stock during the nine months ended September 30, 2014 and 2013, respectively. On October 1, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.60 per share of Common and Class B common stock that was paid on October 31, 2014 to shareholders of record as of October 15, 2014. Future dividends and/or dividend rate increases will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended September 30, 2014 or 2013. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At September 30, 2014, there were 1,129,087 shares remaining authorized for repurchase under the program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2013.

17 of 19

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 9 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended September 30, 2014 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

WATSCO, INC.
(Registrant)

November 4, 2014	By:	/s/ Ana M. Menendez
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