Form 10-K
period 2014-12-31
WATSCO INC
filed 2015-02-24
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,668 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2014 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

The registrant’s common stock outstanding as of February 18, 2015 comprised (i) 30,126,311 shares of Common stock, excluding 6,322,650 treasury shares, and (ii) 4,909,491 shares of Class B common stock, excluding 48,263 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the registrant’s 2014 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference from the registrant’s definitive proxy statement for the 2015 annual meeting of shareholders (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Form 10-K

For the Fiscal Year Ended December 31, 2014

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements, including statements regarding, among others, (i) economic conditions, (ii) business and acquisition strategies, (iii) potential acquisitions and/or joint ventures, (iv) financing plans and (v) industry, demographic and other trends affecting our financial condition or results of operations. These forward-looking statements are based on management’s current expectations, are not guarantees of future performance and are subject to a number of risks, uncertainties and changes in circumstances, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of several factors, including, but not limited to:

•	general economic conditions;

•	competitive factors within the HVAC/R industry;

•	effects of supplier concentration;

•	fluctuations in certain commodity costs;

•	consumer spending;

•	consumer debt levels;

•	new housing starts and completions;

•	capital spending in the commercial construction market;

•	access to liquidity needed for operations;

•	seasonal nature of product sales;

•	weather conditions;

•	insurance coverage risks;

•	federal, state and local regulations impacting our industry and products;

•	prevailing interest rates;

•	foreign currency exchange rate fluctuations;

•	international political risk;

•	cybersecurity risk; and

•	the continued viability of our business strategy.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding other important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements see the discussion included in Item 1A “Risk Factors” of this Annual Report on Form 10-K, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

ITEM 1.	BUSINESS

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or we, us or our) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At December 31, 2014 we operated from 572 locations in 38 U.S. states, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean, through which we serve more than 50,000 contractors and dealers that service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64.1 million in 1989 to $3.9 billion in 2014, resulting from our strategic acquisition of companies with established market positions and subsequent building of revenues and profit through a combination of additional locations, introduction of new products and other initiatives.

Our principal executive office is located at 2665 South Bayshore Drive, Suite 901, Miami, Florida 33133, and our telephone number is (305) 714-4100. Our website address on the Internet is www.watsco.com and e-mails may be sent to info@watsco.com. Our website address is included in this report only as an inactive textual reference. Information contained on, or available through, our website is not incorporated by reference in, or made a part of, this report.

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

Air conditioning and heating equipment is sold to the residential replacement market, the commercial market and residential new construction market. The residential replacement market has increased in importance over the past several years as a result of the aging of the installed base of residential central air conditioners and furnaces, the introduction of new higher energy efficient models, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products and consumers’ overall unwillingness to live without air conditioning or heating products. The mechanical life of central air conditioning and furnaces varies by geographical region due to usage and ranges from approximately 8 to 20 years. According to data published by the Energy Information Administration in 2013, there are approximately 89 million central air conditioning and heating systems installed in the United States that have been in service for more than 10 years. Many installed units are currently reaching the end of their useful lives, which we believe will provide a growing and stable replacement market.

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

Business Strategy

We have built our network of locations over the last 25 years using a “buy and build” philosophy, which has produced substantial long-term growth in revenues and profits. The “buy” component of the strategy has focused on acquiring market leaders to either expand into new geographic areas or gain additional market share in existing markets. We have employed a disciplined and conservative approach that seeks opportunities that fit well-defined financial and strategic criteria. The “build” component of the strategy has focused on implementing a growth culture at acquired companies, by adding products and locations to better serve customers, exchanging ideas and business concepts amongst the executive management teams and investing in new technologies. Newly acquired businesses have access to our capital resources and established vendor relationships to provide their customers with an expanded array of product lines on favorable terms and conditions with an intensified commitment to service.

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

Technology

Our technology initiatives include: (i) the development of mobile applications for iOS and Android devices focused on helping our customers operate more efficiently and interact with our locations more easily; (ii) implementing effective point-of-sale systems that allow timely and effective customer service, including up-to-date pricing, credit checks, credit card processing and inventory availability; (iii) enabling connectivity with our suppliers; (iv) enabling e-commerce between our customers and our subsidiaries; (v) the development and implementation of business analytics systems and related data sets, which provides enhanced management tools; and (vi) maintaining our website, ACDoctor.com, which educates consumers about energy efficient HVAC solutions and financial incentives related to the installation of energy efficient systems and connects them with high quality contractors.

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

Sales of HVAC equipment accounted for 64% of our revenues for both the years ended December 31, 2014 and 2013. Sales of other HVAC products (currently sourced from more than 1,200 vendors) comprised 31% of our revenues for both the years ended December 31, 2014 and 2013. Sales of commercial refrigeration products accounted for 5% of our revenues for both the years ended December 31, 2014 and 2013.

Distribution and Sales

At December 31, 2014, we operated from 572 locations, a vast majority of which are located in regions that we believe have demographic trends favorable to our business. We maintain large inventories at each of our warehouse locations, and either deliver products to customers using one of our 614 trucks or a third party logistics provider, or we make products available for pick-up at the location nearest to the customer. We have approximately 1,030 commissioned salespeople, averaging more than 11 years of experience in the HVAC/R distribution industry.

The markets we serve are as follows:

	% of Revenues for the Year Ended December 31, 2014	Number of Locations as of December 31, 2014
United States	86%	515
Canada	8%	37
Puerto Rico, Latin America and the Caribbean	3%	8
Mexico	3%	12

Total	100%	572

The largest market we serve is the United States, in which the most significant markets for HVAC/R products are in the Sun Belt states. Accordingly, the majority of our distribution locations are in the Sun Belt, with the highest concentration in Florida and Texas. These markets have been a strategic focus of ours given their size, the reliance by homeowners and businesses on HVAC/R products to maintain a comfortable indoor environment and the population growth in these areas over the last 40 years, which has led to a substantial installed base requiring replacement, a shorter useful life for equipment given the hours of operation and the focus by electrical utilities on consumer incentives designed to promote replacement of HVAC/R equipment in an effort to improve energy efficiency.

Markets

The table below identifies the number of our stores in the United States by location as of December 31, 2014:

Florida	110
Texas	85
California	37
North Carolina	37
Georgia	35
South Carolina	28
Tennessee	22
Virginia	22
Louisiana	19
Massachusetts	10
New York	10
Alabama	9
Mississippi	9
Maryland	8
Missouri	8
Arizona	7
Arkansas	6
Connecticut	6
Kansas	6
Oklahoma	6
Utah	5
New Jersey	4
Maine	3
Iowa	2
Kentucky	2
Nebraska	2
Nevada	2
Pennsylvania	2
Rhode Island	2
South Dakota	2
West Virginia	2
Colorado	1
Illinois	1
Indiana	1
New Hampshire	1
New Mexico	1
North Dakota	1
Vermont	1

Total	515

Joint Ventures with Carrier Corporation

In 2009, we formed a joint venture with Carrier, which we refer to as Carrier Enterprise I, in which Carrier contributed 95 of its company-owned locations in 13 Sun Belt states and Puerto Rico and its export division in Miami, Florida, and we contributed 15 locations that distributed Carrier products. In July 2012, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our ownership interest to 70%; and, on July 1, 2014, we exercised our last remaining option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our controlling interest in Carrier Enterprise I to 80%. Neither we nor Carrier has any remaining options to purchase additional ownership interests in Carrier Enterprise I, or any of our other joint ventures with Carrier, which are described below.

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

Combined, the joint ventures with Carrier represented 61% of our revenues for the year ended December 31, 2014. See Supplier Concentration in “Business Risk Factors” in Item 1A.

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

Customers and Customer Service

Air conditioning and heating contractors and dealers that install HVAC/R products in homes and businesses must be licensed given the highly-regulated nature of the products, refrigerant, natural gas and building and zoning requirements. We currently serve more than 50,000 contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems. No single customer in 2014, 2013 or 2012 represented more than 1% of our consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through mobile applications and e-commerce, which allows customers to access information online 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. We believe we compete successfully with other distributors primarily on the basis of an experienced sales organization, strong service support, maintenance of well-stocked inventories, density of warehouse locations, high quality reputation, broad product lines and the ability to foresee customer demand for new products.

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

Approximately 76%, 73% and 72% of our purchases in 2014, 2013 and 2012, respectively, were from the four key HVAC/R equipment suppliers. Our largest supplier, Carrier and its affiliates, accounted for 61%, 59% and 57% of all purchases made in 2014, 2013 and 2012, respectively. A significant interruption by Carrier, or any of our other three key suppliers, in the delivery of products could impair our ability to maintain current inventory levels and could adversely affect our financial results. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ respective products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. See “Business Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

We maintain separate and distinct trade name and distribution agreements with Carrier. These agreements provide us the use of various Carrier brand names and distribution rights for certain Carrier HVAC brands and products on an exclusive basis in specified territories. The trade name and distribution agreements are not subject to a stated term or expiration date. See Supplier Concentration in “Business Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

Employees

We had approximately 5,000 employees as of December 31, 2014, substantially all of whom are non-union employees. Most of these employees are employed on a full-time basis, and our relations with our employees are good.

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

Our industry and business is also subject to a United States Department of Energy (“DOE”) mandate, effective January 1, 2015, that effects changes to the minimum required efficiency of HVAC systems. The DOE has divided the United States into three regions, the North, the Southeast and the Southwest, according to the number of hours that an air conditioner spends cooling a home during the hotter months. Prior to 2015, there was a national minimum standard for energy efficiency of 13 SEER (seasonal energy efficiency rating, the metric used to measure energy efficiency) for all equipment produced in the United States. Beginning in 2015, the new standard increased the minimum allowed efficiency to 14 SEER for the Southeast and Southwest regions.

Financial Information About Geographic Areas

Our operations are primarily within the United States, including Puerto Rico, Canada and Mexico. Products are also sold from the United States on an export-only basis to portions of Latin America and the Caribbean Basin. The following tables set forth revenues and long-lived assets by geographic area (in millions):

Years Ended December 31,	2014	2013	2012
Revenues:
United States	$3,525	$3,325	$3,088
Canada	301	318	240
Mexico	119	100	104

Total Revenues	$3,945	$3,743	$3,432

December 31,	2014	2013	2012
Long-Lived Assets:
United States	$435	$429	$429
Canada	187	208	225
Mexico	5	5	5

Total Long-Lived Assets	$627	$642	$659

Revenues are attributed to countries based on the location of the store from which the sale occurred. Long-lived assets consist of property and equipment, goodwill and intangible assets.

Available Information

Our website is at www.watsco.com. Our investor relations website is located at www.investors.watsco.com. We promptly make available, free of charge, on our investor relations website under the heading “SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Our website address is included in this report only as an inactive textual reference. Information contained on, or available through, our website is not incorporated by reference in, or made a part of, this report.

ITEM 1A.	RISK FACTORS

Business Risk Factors

Supplier Concentration

Our purchases from Carrier and its affiliates comprised 61% of all purchases made during 2014. Significant relationships currently exist with four of the seven major HVAC equipment manufacturers; and purchases from these equipment suppliers, including Carrier, comprised 76% of all purchases made in 2014. Given the significant concentration of our supply chain, particularly with Carrier, any significant interruption by any of the manufacturers or a termination of a distribution agreement could temporarily disrupt the operations of certain of our subsidiaries. Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these manufacturers or a decline in market acceptance of these manufacturers’ products could have a material adverse effect on our results of operations, cash flows and liquidity.

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

Foreign Currency Exchange Rate Fluctuations

The functional currency of our operations in Canada is the Canadian dollar, and the functional currency of our operations in Mexico is the U.S. dollar because the majority of our Mexican transactions are denominated in U.S. dollars. Foreign currency exchange rates and fluctuations may have an impact on transactions denominated in Canadian dollars and Mexican Pesos, and, therefore, could adversely affect our financial performance. Currently, we do not hold any derivative contracts that hedge our foreign currency translational exposure.

Seasonality

Sales of residential central air conditioners, heating equipment and parts and supplies have historically been seasonal, resulting in fluctuations in our revenue from quarter to quarter. Furthermore, profitability can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during summer or winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

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

Decline in Economic Conditions

We rely predominantly on the credit markets and, to a lesser extent, on the capital markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Our access to funds under our line of credit is dependent on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our line of credit and may also affect the determination of certain interest rates, particularly rates based on LIBOR, which is one of the base rates under our line of credit. Any disruptions in these markets could result in increased borrowing costs and/or reduced borrowing capacity under our line of credit. Any long-term disruption could require that we take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include reducing or eliminating dividend payments, deferring capital expenditures and reducing or eliminating discretionary uses of cash.

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

International Political Risk

Our international sales and operations are subject to various risks associated with changes in local laws, regulations and policies, including those related to tariffs, trade restrictions and trade agreements, investments, taxation, capital controls, employment regulations, different liability standards and limitations on the repatriation of funds due to foreign currency controls. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as political and economic instability. Unfavorable changes in any of the foregoing could adversely affect our results of operations. Additionally, failure to comply with the United States Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

General Risk Factors

Goodwill and Intangibles

At December 31, 2014, goodwill and intangibles represented approximately 32% of our total assets. The recoverability of goodwill and indefinite lived intangibles is evaluated at least annually and when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of our reporting unit and indefinite lived intangibles are based on the best information available as of the date of the assessment and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment or market conditions. We cannot assure you that we will not suffer material impairments to goodwill in the future.

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

Control by Existing Shareholder

As of December 31, 2014, Albert H. Nahmad, our Chairman and Chief Executive Officer, a limited partnership and various trusts controlled by him, collectively had beneficial ownership of approximately 53% of the combined voting power of our outstanding Common and Class B common stock. Based on Mr. Nahmad’s stock ownership and the stock ownership of the limited partnership and various trusts controlled by him, Mr. Nahmad has the voting power to elect all but three members of our nine-person Board of Directors and to control most corporate actions requiring shareholder approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main properties include warehousing and distribution facilities, trucks and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2014, we operated 572 warehousing and distribution facilities across 38 U.S. states, Canada, Mexico and Puerto Rico, having an aggregate of approximately 12.7 million square feet of space, of which approximately 12.4 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are sufficient to meet our present operating needs.

Trucks

At December 31, 2014, we operated 614 ground transport vehicles, including delivery and pick-up trucks, vans and tractors. Of this number, 290 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.

Administrative Facility

Senior management and support staff are located at our corporate headquarters in Miami, Florida in approximately 31,000 square feet of owned space.

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 15 to our audited consolidated financial statements contained in this Annual Report on Form 10-K under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 3 of Part I of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Information, Common Share Price Performance and Dividends

Our Common stock is listed on the New York Stock Exchange and the Professional Segment of NYSE Euronext in Paris under the ticker symbol WSO, and our Class B common stock is listed on the New York Stock Exchange under the ticker symbol WSOB.

Our 2014 Annual Report contains “Information on Common Stock,” which identifies the exchanges on which our two classes of common stock are traded and contains the high and low sales prices and dividend information for the years ended December 31, 2014 and 2013, and is incorporated herein by reference.

Shareholder Return Performance

The following graph compares the cumulative five-year total return attained by holders of our Common stock and Class B common stock relative to the cumulative total returns of the NYSE MKT Composite index, the S&P Midcap 400 index and a customized peer group of companies, which are: Beacon Roofing Supply, Inc., Lennox International Inc., Pool Corp and WESCO International, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the peer group on December 31, 2009 and its relative performance is tracked through December 31, 2014.

	12/09	12/10	12/11	12/12	12/13	12/14
Watsco, Inc.	100.00	133.52	143.88	182.11	236.69	269.34
Watsco, Inc. Class B	100.00	133.77	143.78	189.10	248.49	281.37
NYSE MKT Composite	100.00	129.56	133.75	140.87	150.79	153.24
S&P Midcap 400	100.00	126.64	124.45	146.69	195.84	214.97
Peer Group	100.00	137.48	134.11	193.95	275.25	266.18

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases we made of our common stock during the quarter ended December 31, 2014:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased under the Program (1)
October 1 – October 31	—	—	—	1,129,087

November 1 – November 30	—	—	—	1,129,087

December 1 – December 31	—	—	—	1,129,087

Total	—	—	—	1,129,087

(1)	In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. No shares were repurchased under this plan in 2014, 2013 or 2012.

Dividends

Cash dividends per share of $2.00, $1.15 and $7.48 for both Common and Class B common stock were paid in 2014, 2013 and 2012, respectively. Future dividends will be declared and paid at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Our 2014 Annual Report contains “Selected Consolidated Financial Data”, which section is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our 2014 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which section is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2014 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk”, which section is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our 2014 and 2013 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2014, 2013 and 2012, together with the report thereon of KPMG LLP dated February 24, 2015 in our 2014 Annual Report are incorporated herein by reference.

The 2014 and 2013 unaudited Selected Quarterly Financial Data appearing in our 2014 Annual Report is incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our 2014 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of KPMG LLP dated February 24, 2015, and each is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

This part of Form 10-K, which includes Items 10 through 14, is omitted because we will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of our most recently ended fiscal year, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. Our consolidated financial statements are incorporated by reference from our 2014 Annual Report.

(2)	Financial Statement Schedules. The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The following exhibits are submitted with this Annual Report on Form 10-K or, where indicated, incorporated by reference to other filings.

3.1	Composite Articles of Incorporation of Watsco, Inc. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

3.2	Watsco Inc. Amended and Restated Bylaws effective August 22, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 28, 2012 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.1(a)	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference). *

10.1(b)	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). *

10.1(c)	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). *

10.1(d)	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.1(e)	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference). *

10.1(f)	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference). *

10.1(g)	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). *

10.1(h)	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). *

10.1(i)	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference). *

10.1(j)	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference). *

10.1(k)	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference). *

10.1(l)	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference). *

10.1(m)	Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference). *

10.1(n)	Thirteenth Amendment dated January 1, 2012 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference). *

10.1(o)	Fourteenth Amendment dated January 1, 2013 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference). *

10.1(p)	Fifteenth Amendment dated January 1, 2014 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference). *

10.2	Watsco, Inc. Amended and Restated 2001 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2009 Annual Meeting of Shareholders and incorporated herein by reference). *

10.3	Watsco, Inc. 2014 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2014 Annual Meeting of Shareholders and incorporated herein by reference). *

10.4	Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated April 18, 2011 (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2011 Annual Meeting of Shareholders and incorporated herein by reference). *

10.5(a)	Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q on August 2, 2013 and incorporated herein by reference).

10.5(b)	Amendment No. 1 dated as of August 8, 2012, to the Credit Agreement dated as of April 27, 2012 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 and incorporated herein by reference).

10.5(c)	Amendment No. 2, dated as of July 1, 2013, to Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on July 2, 2013 and incorporated herein by reference).

10.5(d)	Amendment No. 3, dated as of June 25, 2014, to Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on June 27, 2014 and incorporated herein by reference).

10.6(a)	Purchase and Contribution Agreement dated May 3, 2009 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K on May 7, 2009 and incorporated herein by reference).

10.6(b)	Amendment to Purchase and Contribution Agreement dated as of June 29, 2009 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.7	Operating Agreement of Carrier Enterprise, LLC (Amended and Restated), dated as of July 1, 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.8(a)	Shareholder Agreement by and between Watsco, Inc. and Carrier Corporation, dated as of July 1, 2009 (filed as Exhibit 10.3 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.8(b)	Amended and Restated Shareholder Agreement by and between Watsco, Inc. and Carrier Corporation, dated as of January 24, 2012 (filed as Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.8(c)	Second Amended and Restated Shareholder Agreement by and among Watsco, Inc., Carrier Corporation and UTC Canada Corporation, dated as of April 27, 2012 (filed as Exhibit 10.4 to the Current Report on Form 8-K on May 3, 2012 and incorporated herein by reference).

10.9	Purchase and Contribution Agreement dated March 18, 2011 by and between Carrier Corporation and Watsco, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K on March 24, 2011 and incorporated herein by reference).

10.10	Operating Agreement of Carrier Enterprise Northeast, LLC, dated as of April 30, 2011 (filed as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.11	Asset Purchase Agreement dated March 13, 2012 by and between UTC Canada Corporation, Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Canada, L.P. (filed as Exhibit 2.1 to the Current Report on Form 8-K on March 14, 2012 and incorporated herein by reference).

10.12	Carrier Enterprise Canada (G.P.), Inc. Shareholders’ Agreement dated as of April 27, 2012 (filed as Exhibit 10.2 to the Current Report on Form 8-K on May 3, 2012 and incorporated herein by reference).

10.13	Subscription Agreement dated March 13, 2012 by and between Watsco, Inc., UTC Canada Corporation and Carrier Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K on March 14, 2012 and incorporated herein by reference).

13	2014 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2014 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

21.1	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document. #

101.SCH	XBRL Taxonomy Extension Schema Document. #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. #

#	filed herewith.
+	furnished herewith.
*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 24, 2015	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, President

February 24, 2015	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ALBERT H. NAHMAD Albert H. Nahmad	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 24, 2015

/S/ BARRY S. LOGAN Barry S. Logan	Director and Senior Vice President	February 24, 2015

/S/ ANA M. MENENDEZ Ana M. Menendez	Chief Financial Officer (principal accounting officer and principal financial officer)	February 24, 2015

/S/ CESAR L. ALVAREZ Cesar L. Alvarez	Director	February 24, 2015

/S/ DAVID C. DARNELL David C. Darnell	Director	February 24, 2015

/S/ DENISE DICKINS Denise Dickins	Director	February 24, 2015

/S/ STEVEN R. FEDRIZZI Steven R. Fedrizzi	Director	February 24, 2015

/S/ PAUL F. MANLEY Paul F. Manley	Director	February 24, 2015

/S/ BOB L. MOSS Bob L. Moss	Director	February 24, 2015

/S/ AARON J. NAHMAD Aaron J. Nahmad	Director and Vice President of Strategy and Innovation	February 24, 2015

Exhibit Index

Exhibit Number	Description

13	2014 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2014 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.