Form 10-Q
period 2015-03-31
WATSCO INC
filed 2015-05-07
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares of each class of our common stock outstanding as of May 1, 2015 was (i) 30,214,199 shares of Common stock, $0.50 par value per share, excluding 6,322,650 treasury shares, and (ii) 4,987,332 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 19

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarters Ended March 31,
	2015	2014
Revenues	$808,972	$762,568
Cost of sales	604,747	574,499

Gross profit	204,225	188,069
Selling, general and administrative expenses	157,217	152,516

Operating income	47,008	35,553
Interest expense, net	1,377	1,009

Income before income taxes	45,631	34,544
Income taxes	14,331	10,141

Net income	31,300	24,403
Less: net income attributable to noncontrolling interest	8,252	7,650

Net income attributable to Watsco, Inc.	$23,048	$16,753

Earnings per share for Common and Class B common stock:
Basic	$0.65	$0.48

Diluted	$0.65	$0.48

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarters Ended March 31,
	2015	2014
Net income	$31,300	$24,403
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(19,875)	(9,214)
Unrealized gain on cash flow hedging instruments arising during the period	1,626	—
Reclassification of gain on cash flow hedging instruments into earnings	(137)	—
Unrealized gain on available-for-sale securities arising during the period	7	1

Other comprehensive loss	(18,379)	(9,213)
Comprehensive income	12,921	15,190
Less: comprehensive income attributable to noncontrolling interest	816	3,810

Comprehensive income attributable to Watsco, Inc.	$12,105	$11,380

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,251	$24,447
Accounts receivable, net	436,456	434,234
Inventories	800,856	677,990
Other current assets	19,773	20,664

Total current assets	1,273,336	1,157,335

Property and equipment, net	53,115	53,480
Goodwill	382,534	387,311
Intangible assets, net	174,379	186,476
Other assets	6,141	6,465

	$1,889,505	$1,791,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$172	$169
Accounts payable	238,329	173,360
Accrued expenses and other current liabilities	117,640	113,493

Total current liabilities	356,141	287,022

Long-term obligations:
Borrowings under revolving credit agreement	340,653	303,199
Other long-term obligations, net of current portion	642	686

Total long-term obligations	341,295	303,885

Deferred income taxes and other liabilities	67,662	68,121

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,268	18,222
Class B common stock, $0.50 par value	2,518	2,467
Preferred stock, $0.50 par value	—	—
Paid-in capital	588,092	580,564
Accumulated other comprehensive loss, net of tax	(34,690)	(23,747)
Retained earnings	419,403	420,879
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	879,166	883,960
Noncontrolling interest	245,241	248,079

Total shareholders’ equity	1,124,407	1,132,039

	$1,889,505	$1,791,067

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 19

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarters Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$31,300	$24,403
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,621	4,434
Share-based compensation	2,831	2,488
Non-cash contribution to 401(k) plan	1,963	1,759
Provision for doubtful accounts	1,288	927
Excess tax benefits from share-based compensation	(358)	(131)
Other, net	758	961
Changes in operating assets and liabilities:
Accounts receivable	(6,884)	1,992
Inventories	(126,900)	(126,316)
Accounts payable and other liabilities	72,050	112,346
Other, net	2,548	2,038

Net cash (used in) provided by operating activities	(16,783)	24,901

Cash flows from investing activities:
Capital expenditures	(3,114)	(1,736)
Proceeds from sale of property and equipment	71	70

Net cash used in investing activities	(3,043)	(1,666)

Cash flows from financing activities:
Net proceeds (repayments) under revolving credit agreement	38,497	(2,553)
Net proceeds from issuances of common stock	1,381	873
Excess tax benefits from share-based compensation	358	131
Net repayments of other long-term obligations	(41)	(26)
Distributions to noncontrolling interest	(3,654)	(7,614)
Dividends on Common and Class B common stock	(24,524)	(13,923)

Net cash provided by (used in) financing activities	12,017	(23,112)

Effect of foreign exchange rate changes on cash and cash equivalents	(387)	(144)

Net decrease in cash and cash equivalents	(8,196)	(21)
Cash and cash equivalents at beginning of period	24,447	19,478

Cash and cash equivalents at end of period	$16,251	$19,457

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 19

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2015

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or “we”, “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying March 31, 2015 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly consistent during the year, subject to weather and economic conditions, including their effect on the number of housing completions.

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

New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a standard on revenue recognition that provides a single, comprehensive revenue recognition model for all contracts with customers. The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. The core principle is that a company will recognize revenue to reflect the transfer of goods or services to customers at an amount that the company expects to be entitled to in exchange for those goods or services. This standard is effective for our interim and annual reporting periods beginning after December 15, 2016, with no early adoption permitted. In April 2015, the FASB proposed a one-year delay in the effective date of this standard along with the option to adopt the standard as of the original effective date. We are currently evaluating the impact on our condensed consolidated unaudited financial statements.

Debt Issuance Costs

In April 2015, the FASB issued guidance that will require debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as an asset. This guidance is to be applied retrospectively and will be effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated unaudited financial statements.

7 of 19

2.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

Quarters Ended March 31,	2015	2014
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$23,048	$16,753
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	1,868	1,242

Earnings allocated to Watsco, Inc. shareholders	$21,180	$15,511

Weighted-average common shares outstanding – Basic	32,377,159	32,249,988

Basic earnings per share for Common and Class B common stock	$0.65	$0.48

Allocation of earnings for Basic:
Common stock	$19,409	$14,211
Class B common stock	1,771	1,300

	$21,180	$15,511

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$23,048	$16,753
Less: distributed and undistributed earnings allocated to non-vested (restricted) common stock	1,868	1,242

Earnings allocated to Watsco, Inc. shareholders	$21,180	$15,511

Weighted-average common shares outstanding – Basic	32,377,159	32,249,988
Effect of dilutive stock options	53,918	55,457

Weighted-average common shares outstanding – Diluted	32,431,077	32,305,445

Diluted earnings per share for Common and Class B common stock	$0.65	$0.48

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year, therefore, no allocation of earnings to Class B common stock is required. At March 31, 2015 and 2014, our outstanding Class B common stock was convertible into 2,707,625 and 2,702,815 shares of our Common stock, respectively.

Diluted earnings per share excluded 13,767 and 500 shares for the quarters ended March 31, 2015 and 2014, respectively, related to stock options with an exercise price per share greater than the average market value of our common stock, resulting in an anti-dilutive effect on diluted earnings per share.

8 of 19

3.	OTHER COMPREHENSIVE LOSS

Other comprehensive loss consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized gains on cash flow hedging instruments and available-for-sale securities. The tax effects allocated to each component of other comprehensive loss were as follows:

Quarters Ended March 31,	2015	2014
Foreign currency translation adjustment	$(19,875)	$(9,214)

Unrealized gain on cash flow hedging instruments	2,227	—
Income tax expense	(601)	—

Unrealized gain on cash flow hedging instruments, net of tax	1,626	—

Reclassification of gain on cash flow hedging instruments into earnings	(188)	—
Income tax expense	51	—

Reclassification of gain on cash flow hedging instruments into earnings, net of tax	(137)	—

Unrealized gain on available-for-sale securities	11	2
Income tax expense	(4)	(1)

Unrealized gain on available-for-sale securities, net of tax	7	1

Other comprehensive loss	$(18,379)	$(9,213)

The changes in each component of accumulated other comprehensive loss, net of tax, are as follows:

Quarters Ended March 31,	2015	2014
Foreign currency translation adjustment:
Beginning balance	$(23,623)	$(11,181)
Current period other comprehensive loss	(11,843)	(5,374)

Ending balance	(35,466)	(16,555)

Cash flow hedging instruments:
Beginning balance	168	—
Current period other comprehensive income	975	—
Less reclassification adjustment	(82)	—

Ending balance	1,061	—

Available-for-sale securities:
Beginning balance	(292)	(293)
Current period other comprehensive income	7	1

Ending balance	(285)	(292)

Accumulated other comprehensive loss, net of tax	$(34,690)	$(16,847)

4.	DERIVATIVES

We enter into foreign currency forward contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have had on certain monetary liabilities that are denominated in nonfunctional currencies.

Cash Flow Hedging Instruments

We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings in the period when the hedged transaction occurs. The maximum length of time over which we hedge our exposure to the variability in future cash flows for forecasted transactions is 12 months and, accordingly, at March 31, 2015, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at March 31, 2015 was $35,200, and such contracts have varying terms expiring through August 2015. We did not have any foreign currency forward contracts designated as cash flow hedges and/or did not qualify for hedge accounting at March 31, 2014.

9 of 19

The impact from foreign exchange derivative instruments designated in cash flow hedging relationships were as follows:

Quarters Ended March 31,	2015	2014
Gain recorded in accumulated other comprehensive loss	$2,227	—
Gain reclassified from accumulated other comprehensive loss into earnings	$188	—

At March 31, 2015, we expected an estimated $2,423 pre-tax gain to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward contracts that are not designated as hedges and/or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at March 31, 2015 was $14,400, and such contracts have varying terms expiring through October 2015.

We recognized a gain of $1,383 and $76 in our condensed consolidated unaudited statements of income from foreign currency forward contracts not designated as hedging instruments for the quarters ended March 31, 2015 and 2014, respectively.

The following table summarizes the fair value of derivative instruments, which consist solely of foreign currency forward contracts, included in other current assets in our condensed consolidated unaudited balance sheets. See Note 5.

	Asset Derivatives
	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments	$1,575	$384
Derivatives not designated as hedging instruments	602	260

Total derivative instruments	$2,177	$644

5.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at March 31, 2015 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$277	$277	—	—
Derivative financial instruments	Other current assets	$2,177	—	$2,177	—

			Fair Value Measurements at December 31, 2014 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$266	$266	—	—
Derivative financial instruments	Other current assets	$644	—	$644	—

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

There were no transfers in or out of Level 1 and Level 2 during the quarter ended March 31, 2015.

10 of 19

6.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $0.70 and $0.40 per share of Common stock and Class B common stock during the quarters ended March 31, 2015 and 2014, respectively.

Non-Vested (Restricted) Stock

During the quarters ended March 31, 2015 and 2014, we granted 152,979 and 183,025 shares of non-vested (restricted) stock, respectively.

Exercise of Stock Options

During the quarters ended March 31, 2015 and 2014, 25,200 and 12,250 stock options, respectively, were exercised for Common and Class B common stock. Cash received from Common stock issued as a result of stock options exercised during the quarters ended March 31, 2015 and 2014, was $1,103 and $683, respectively. During the quarter ended March 31, 2015, 4,627 shares of Class B common stock with an aggregate fair market value of $549 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended March 31, 2015 and 2014, 2,669 and 2,062 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $278 and $190, respectively.

401(k) Plan

During the quarters ended March 31, 2015 and 2014, we issued 18,343 and 18,309 shares of Common stock, respectively, to our profit sharing retirement plan, representing the Common stock discretionary matching contribution of $1,963 and $1,759, respectively.

Noncontrolling Interest

Of our three joint ventures with Carrier, we have an 80% controlling interest in one and a 60% controlling interest in the other two, while Carrier has either a 20% or 40% noncontrolling interest in such joint ventures, as applicable. The following table reconciles shareholders’ equity attributable to Carrier’s noncontrolling interest:

Noncontrolling interest at December 31, 2014	$248,079
Net income attributable to noncontrolling interest	8,252
Distributions to noncontrolling interest	(3,654)
Foreign currency translation adjustment	(8,032)
Gain recorded in accumulated other comprehensive loss	651
Gain reclassified from accumulated other comprehensive loss into earnings	(55)

Noncontrolling interest at March 31, 2015	$245,241

7.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $4,857 and $4,630 at March 31, 2015 and December 31, 2014, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

11 of 19

8.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 58% and 61% of all inventory purchases made during the quarters ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, approximately $85,000 and $61,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2015 and 2014 included $7,739 and $6,535, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project,” “focused,” “outlook” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements, including statements regarding, among others, (i) economic conditions, (ii) business and acquisition strategies, (iii) potential acquisitions and/or joint ventures, (iv) financing plans and (v) industry, demographic and other trends affecting our financial condition or results of operations. These forward-looking statements are based on management’s current expectations, are not guarantees of future performance and are subject to a number of risks, uncertainties and changes in circumstances, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of several factors, including, but not limited to:

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

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding other important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see the discussion included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

12 of 19

The following information should be read in conjunction with the condensed consolidated unaudited financial statements, including the notes thereto, included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we”, “us” or “our”) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At March 31, 2015, we operated from 569 locations in 38 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean.

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

Joint Ventures with Carrier Corporation

In 2009, we formed a joint venture with Carrier Corporation (“Carrier”), which we refer to as Carrier Enterprise I, in which Carrier contributed 95 of its company-owned locations in 13 Sun Belt states and Puerto Rico and its export division in Miami, Florida, and we contributed 15 locations that distributed Carrier products. In July 2012, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our ownership interest to 70%; and, on July 1, 2014, we exercised our last remaining option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our controlling interest in Carrier Enterprise I to 80%. Neither we nor Carrier has any remaining options to purchase additional ownership interests in Carrier Enterprise I or any of our other joint ventures with Carrier, which are described below.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon the condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. At least quarterly, management reevaluates its judgments and estimates, which are based on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances.

Our critical accounting policies are included in our 2014 Annual Report on Form 10-K as filed on February 24, 2015. We believe that there have been no significant changes during the quarter ended March 31, 2015 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

13 of 19

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters ended March 31, 2015 and 2014:

	2015	2014
Revenues	100.0%	100.0%
Cost of sales	74.8	75.3

Gross profit	25.2	24.7
Selling, general and administrative expenses	19.4	20.0

Operating income	5.8	4.7
Interest expense, net	0.2	0.2

Income before income taxes	5.6	4.5
Income taxes	1.8	1.3

Net income	3.8	3.2
Less: net income attributable to noncontrolling interest	1.0	1.0

Net income attributable to Watsco, Inc.	2.8%	2.2%

The following narratives reflect our additional 10% ownership interest in Carrier Enterprise I, which became effective on July 1, 2014. We did not acquire any businesses during the quarters ended March 31, 2015 and 2014.

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At March 31, 2015 and 2014, 31 and 18 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended March 31, 2015:

Number of Locations
March 31, 2014	568
Opened	15
Closed	(11)

December 31, 2014	572
Opened	1
Closed	(4)

March 31, 2015	569

Revenues

Revenues for the first quarter of 2015 increased $46.4 million, or 6%, including $0.9 million from locations opened during the preceding 12 months, offset by $4.6 million from locations closed. On a same-store basis, revenues increased $50.1 million, or 7%, as compared to the same period in 2014, reflecting an 8% increase in sales of HVAC equipment (64% of sales), which included an 8% increase in residential HVAC equipment and an 11% increase in commercial HVAC equipment, a 2% increase in sales of other HVAC products (31% of sales) and a 5% increase in sales of commercial refrigeration products (5% of sales). The increase in same-store revenues is primarily due to strong demand for the replacement of residential HVAC equipment. Revenues from sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the first quarter of 2015 increased $16.2 million, or 9%, primarily as a result of increased revenues. Gross profit margin for the quarter ended March 31, 2015 improved 50 basis-points to 25.2% versus 24.7%, primarily due to higher realized gross margins for residential HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2015 increased $4.7 million, or 3%, primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2015 decreased to

14 of 19

19.4% versus 20.0% for the same period in 2014. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to improved leveraging of fixed operating costs as compared to 2014. On a same-store basis, selling, general and administrative expenses increased 4% as compared to the same period in 2014.

Interest Expense, Net

Net interest expense for the first quarter of 2015 increased $0.4 million, or 36%, primarily as a result of an increase in average outstanding borrowings, partially offset by a lower effective interest rate for the 2015 period as compared to the same period in 2014.

Income Taxes

Income taxes increased to $14.3 million for the first quarter of 2015 as compared to $10.1 million for the first quarter of 2014 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 37.5% and 37.0% for the quarters ended March 31, 2015 and 2014, respectively. The increase was primarily due to higher state income taxes in 2015 versus 2014 related to income generated by our U.S. subsidiaries.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended March 31, 2015 increased $6.3 million, or 38%, compared to the same period in 2014. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative expenses as a percent of revenues, as discussed above, and by a reduction in the net income attributable to the noncontrolling interest related to Carrier Enterprise I following our purchase of an additional 10% ownership interest in Carrier Enterprise I in July 2014.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand for HVAC/R products, which peaks in the months of May through August. Significant factors that could affect our liquidity include the following:

•	cash needed to fund our business (primarily working capital requirements);

•	the adequacy of our available bank line of credit;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions, including joint ventures;

•	dividend payments;

•	capital expenditures; and

•	the timing and extent of common stock repurchases.

Sources and Uses of Cash

We rely on cash flows from operations and borrowing capacity under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes, including dividend payments, if and as declared by our Board of Directors, capital expenditures, business acquisitions and development of our long-term operating strategies.

As of March 31, 2015, we had $16.3 million of cash and cash equivalents, of which, $10.9 million was held by foreign subsidiaries. We believe that our operating cash flows, cash on hand and funds available for borrowing under our line of credit will be sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

Our access to funds under our line of credit depends on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our line of credit and may also adversely affect the determination of interest rates, particularly rates based on LIBOR, which is one of the base rates under our line of credit. Disruptions in the credit and capital markets could also result in increased borrowing costs and/or reduced borrowing capacity under our line of credit.

Working Capital

Working capital increased to $917.2 million at March 31, 2015 from $870.3 million at December 31, 2014, reflecting higher levels of inventories due to our seasonal buildup of inventory in preparation for our Spring and Summer selling season.

15 of 19

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2015 and 2014:

	2015	2014	Change
Cash flows (used in) provided by operating activities	$(16.8)	$24.9	$(41.7)
Cash flows used in investing activities	$(3.0)	$(1.7)	$(1.3)
Cash flows provided by (used in) financing activities	$12.0	$(23.1)	$35.1

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

The increase in net cash used in operating activities was primarily due to the timing of payments for accrued expenses and higher accounts receivable driven by increased sales, partially offset by higher net income for the first quarter of 2015.

Investing Activities

The increase in net cash used in investing activities was due to higher capital expenditures in the first quarter of 2015.

Financing Activities

The increase in net cash provided by financing activities was primarily attributable to higher net borrowings under our revolving credit agreement and a decrease in distributions to the noncontrolling interest, partially offset by an increase in dividends paid in the first quarter of 2015.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $600.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), stock repurchases and issuances of letters of credit. The credit agreement matures on July 1, 2019. At March 31, 2015 and December 31, 2014, $340.7 million and $303.2 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2015.

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

Common Stock Dividends

We paid cash dividends of $0.70 and $0.40 per share of Common stock and Class B common stock during the quarters ended March 31, 2015 and 2014, respectively. On April 1, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.70 per share of Common and Class B common stock that was paid on April 30, 2015 to shareholders of record as of April 15, 2015. Future dividends and/or changes in dividend rates will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended March 31, 2015 or 2014. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At March 31, 2015, there were 1,129,087 shares remaining authorized for repurchase under the program.

16 of 19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 7 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended March 31, 2015 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 4, 2015, we issued 18,343 shares of our Common stock to our Profit Sharing Retirement Plan & Trusts (the “Plans”) representing the employer match under the Plans for the plan year ended December 31, 2014, without registration. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof. The Plans are profit sharing retirement plans that are qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Plans are held in a single trust fund for the benefit of our employees, and no Plan holds assets for the benefit of the employees of any other employer. All of the contributions to the Plans from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plans as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

ITEM 6. EXHIBITS

10.1 #	Sixteenth Amendment dated January 1, 2015 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

17 of 19

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.

18 of 19

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 7, 2015	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

19 of 19

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.1 #	Sixteenth Amendment dated January 1, 2015 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.