Form 10-Q
period 2015-06-30
WATSCO INC
filed 2015-08-06
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

The number of shares of each class of our common stock outstanding as of August 4, 2015 was (i) 30,234,632 shares of Common stock, $0.50 par value per share, excluding 6,322,650 treasury shares, and (ii) 5,016,699 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 21

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$1,223,439	$1,170,186	$2,032,411	$1,932,754
Cost of sales	928,194	890,913	1,532,941	1,465,412

Gross profit	295,245	279,273	499,470	467,342
Selling, general and administrative expenses	170,386	166,293	327,603	318,809

Operating income	124,859	112,980	171,867	148,533
Interest expense, net	1,630	1,247	3,007	2,256

Income before income taxes	123,229	111,733	168,860	146,277
Income taxes	38,988	33,348	53,319	43,489

Net income	84,241	78,385	115,541	102,788
Less: net income attributable to non-controlling interest	18,818	22,284	27,070	29,934

Net income attributable to Watsco, Inc.	$65,423	$56,101	$88,471	$72,854

Earnings per share for Common and Class B common stock:
Basic	$1.86	$1.60	$2.52	$2.09

Diluted	$1.85	$1.60	$2.51	$2.08

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$84,241	$78,385	$115,541	$102,788
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2,972	8,562	(16,903)	(652)
Unrealized (loss) gain on cash flow hedging instruments	(241)	—	1,385	—
Reclassification of gain on cash flow hedging instruments into earnings	(997)	—	(1,134)	—
Unrealized gain (loss) on available-for-sale securities	14	(9)	21	(8)

Other comprehensive income (loss)	1,748	8,553	(16,631)	(660)

Comprehensive income	85,989	86,938	98,910	102,128
Less: comprehensive income attributable to non-controlling interest	19,516	25,817	20,332	29,627

Comprehensive income attributable to Watsco, Inc.	$66,473	$61,121	$78,578	$72,501

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,851	$24,447
Accounts receivable, net	599,071	434,234
Inventories	799,044	677,990
Other current assets	21,444	20,664

Total current assets	1,441,410	1,157,335
Property and equipment, net	60,989	53,480
Goodwill	383,272	387,311
Intangible assets, net	174,672	186,476
Other assets	6,212	6,465

	$2,066,555	$1,791,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$174	$169
Short-term debt	2,569	—
Accounts payable	243,458	173,360
Accrued expenses and other current liabilities	125,697	113,493

Total current liabilities	371,898	287,022

Long-term obligations:
Borrowings under revolving credit agreement	433,412	303,199
Other long-term obligations, net of current portion	598	686

Total long-term obligations	434,010	303,885

Deferred income taxes and other liabilities	69,949	68,121

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,275	18,222
Class B common stock, $0.50 par value	2,531	2,467
Preferred stock, $0.50 par value	—	—
Paid-in capital	593,015	580,564
Accumulated other comprehensive loss, net of tax	(33,640)	(23,747)
Retained earnings	460,185	420,879
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	925,941	883,960
Non-controlling interest	264,757	248,079

Total shareholders’ equity	1,190,698	1,132,039

	$2,066,555	$1,791,067

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$115,541	$102,788
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,409	8,847
Share-based compensation	5,840	5,179
Deferred income tax provision	3,009	2,502
Non-cash contribution to 401(k) plan	1,963	1,759
Provision for doubtful accounts	476	416
Gain on sale of property and equipment	(366)	(108)
Excess tax benefits from share-based compensation	(1,774)	(1,443)
Changes in operating assets and liabilities:
Accounts receivable	(168,339)	(150,758)
Inventories	(124,477)	(176,584)
Accounts payable and other liabilities	84,894	142,552
Other, net	(303)	(308)

Net cash used in operating activities	(74,127)	(65,158)

Cash flows from investing activities:
Capital expenditures	(14,633)	(5,846)
Proceeds from sale of property and equipment	623	276

Net cash used in investing activities	(14,010)	(5,570)

Cash flows from financing activities:
Net proceeds under revolving credit agreement	131,146	118,767
Net proceeds from issuances of common stock	3,235	1,732
Proceeds from short-term debt	2,569	—
Excess tax benefits from share-based compensation	1,774	1,443
Payment of fees related to revolving credit agreement	—	(345)
Net (repayments of) proceeds from other long-term obligations	(83)	318
Distributions to non-controlling interest	(3,654)	(25,817)
Dividends on Common and Class B common stock	(49,165)	(27,909)

Net cash provided by financing activities	85,822	68,189

Effect of foreign exchange rate changes on cash and cash equivalents	(281)	(74)

Net decrease in cash and cash equivalents	(2,596)	(2,613)
Cash and cash equivalents at beginning of period	24,447	19,478

Cash and cash equivalents at end of period	$21,851	$16,865

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 21

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2015

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or “we”, “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying June 30, 2015 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly consistent during the year, subject to weather and economic conditions, including their effect on the number of housing completions.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2015 presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

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

New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a standard on revenue recognition that provides a single, comprehensive revenue recognition model for all contracts with customers. The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. The core principle is that a company will recognize revenue to reflect the transfer of goods or services to customers at an amount that the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this standard by one year. As a result, this standard is effective for our interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact on our condensed consolidated unaudited financial statements.

Presentation of Debt Issuance Costs

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

Measurement of Inventory

In July 2015, the FASB issued guidance that simplifies the measurement of inventory by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies to all inventory that is measured using first-in, first-out or average cost methods. This guidance must be applied prospectively and will be effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact on our condensed consolidated unaudited financial statements.

7 of 21

2.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$65,423	$56,101	$88,471	$72,854
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	5,183	4,286	6,922	5,532

Earnings allocated to Watsco, Inc. shareholders	$60,240	$51,815	$81,549	$67,322

Weighted-average common shares outstanding - Basic	32,427,088	32,295,912	32,402,262	32,273,077
Basic earnings per share for Common and Class B common stock	$1.86	$1.60	$2.52	$2.09
Allocation of earnings for Basic:
Common stock	$55,179	$47,467	$74,692	$61,668
Class B common stock	5,061	4,348	6,857	5,654

	$60,240	$51,815	$81,549	$67,322

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$65,423	$56,101	$88,471	$72,854
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	5,179	4,281	6,917	5,526

Earnings allocated to Watsco, Inc. shareholders	$60,244	$51,820	$81,554	$67,328

Weighted-average common shares outstanding - Basic	32,427,088	32,295,912	32,402,262	32,273,077
Effect of dilutive stock options	50,174	57,133	52,036	56,299

Weighted-average common shares outstanding - Diluted	32,477,262	32,353,045	32,454,298	32,329,376

Diluted earnings per share for Common and Class B common stock	$1.85	$1.60	$2.51	$2.08
Anti-dilutive stock options not included above	2,363	—	54,535	2,873

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year, therefore, no allocation of earnings to Class B common stock is required. At June 30, 2015 and 2014, our outstanding Class B common stock was convertible into 2,724,464 and 2,710,315 shares of our Common stock, respectively.

8 of 21

3.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as its functional currency and changes in the unrealized (losses) gains on cash flow hedging instruments and available-for-sale securities. The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign currency translation adjustment	$2,972	$8,562	$(16,903)	$(652)

Unrealized (loss) gain on cash flow hedging instruments	(329)	—	1,898	—
Income tax benefit (expense)	88	—	(513)	—

Unrealized (loss) gain on cash flow hedging instruments, net of tax	(241)	—	1,385	—

Reclassification of gain on cash flow hedging instruments into earnings	(1,366)	—	(1,554)	—
Income tax expense	369	—	420	—

Reclassification of gain on cash flow hedging instruments into earnings, net of tax	(997)	—	(1,134)	—

Unrealized gain (loss) on available-for-sale securities	23	(14)	34	(12)
Income tax (expense) benefit	(9)	5	(13)	4

Unrealized gain (loss) on available-for-sale securities, net of tax	14	(9)	21	(8)

Other comprehensive income (loss)	$1,748	$8,553	$(16,631)	$(660)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Six Months Ended June 30,	2015	2014
Foreign currency translation adjustment:
Beginning balance	$(23,623)	$(11,181)
Current period other comprehensive loss	(10,065)	(345)

Ending balance	$(33,688)	$(11,526)

Cash flow hedging instruments:
Beginning balance	$168	—
Current period other comprehensive income	831	—
Less reclassification adjustment	(680)	—

Ending balance	$319	—

Available-for-sale securities:
Beginning balance	$(292)	$(293)
Current period other comprehensive income (loss)	21	(8)

Ending balance	$(271)	$(301)

Accumulated other comprehensive loss, net of tax	$(33,640)	$(11,827)

4.	DERIVATIVES

We enter into foreign currency forward contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have had on certain monetary liabilities that are denominated in nonfunctional currencies.

9 of 21

Cash Flow Hedging Instruments

We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the hedged transaction occurs. The maximum length of time for which we hedge our exposure to the variability in future cash flows for forecasted transactions is 12 months and, accordingly, at June 30, 2015, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at June 30, 2015 was $28,950, and such contracts have varying terms expiring through December 2015. We did not have any foreign currency forward contracts designated as cash flow hedges and/or did not qualify for hedge accounting at June 30, 2014.

The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Loss) gain recorded in accumulated other comprehensive loss	$(329)	—	$1,898	—
Gain reclassified from accumulated other comprehensive loss into earnings	$1,366	—	$1,554	—

At June 30, 2015, we expected an estimated $728 pre-tax gain to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

Derivatives Not Designated as Hedging Instruments

We also enter into foreign currency forward contracts that are not designated as hedges and/or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at June 30, 2015 was $13,200, and such contracts have varying terms expiring through October 2015.

We recognized a loss of $(89) and $(1,631) in our condensed consolidated unaudited statements of income from foreign currency forward contracts not designated as hedging instruments for the quarters ended June 30, 2015 and 2014, respectively. We recognized a gain (loss) of $1,294 and $(1,555) in our condensed consolidated unaudited statements of income from foreign currency forward contracts not designated as hedging instruments for the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes the fair value of derivative instruments, which consist solely of foreign currency forward contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 5.

	Asset Derivatives
	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments	$331	$384
Derivatives not designated as hedging instruments	307	260

Total asset derivative instruments	$638	$644

	Liability Derivatives
	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments	$24	—
Derivatives not designated as hedging instruments	—	—

Total liability derivative instruments	$24	—

10 of 21

5.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at June 30, 2015 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$300	$300	—	—
Derivative financial instruments	Other current assets	$638	—	$638	—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$24	—	$24	—

			Fair Value Measurements at December 31, 2014 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$266	$266	—	—
Derivative financial instruments	Other current assets	$644	—	$644	—

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

There were no transfers in or out of Level 1 and Level 2 during the six months ended June 30, 2015.

6.	DEBT

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $600,000. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), stock repurchases and issuances of letters of credit. The credit agreement matures on July 1, 2019. At June 30, 2015 and December 31, 2014, $433,412 and $303,199 were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2015.

At June 30, 2015, $2,569 of short-term borrowings were outstanding under a credit line established by our Mexican operations. This line of credit has a one-year term, maturing on June 15, 2016, is non-committed and provides for borrowings of up to approximately $10,000 (MXN $150,000) for general corporate purposes. No short-term borrowings were outstanding under this credit line at December 31, 2014.

7.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $0.70, $0.40, $1.40 and $0.80 per share of Common stock and Class B common stock during the quarters and six months ended June 30, 2015 and 2014, respectively.

Non-Vested Restricted Stock

During the quarters ended June 30, 2015 and 2014, we granted 19,000 and 20,000 shares of non-vested restricted stock, respectively. During the six months ended June 30, 2015 and 2014, we granted 171,979 and 203,025 shares of non-vested restricted stock, respectively.

11 of 21

During the quarter and six months ended June 30, 2015, 7,206 shares of Common stock with an aggregate fair market value of $889 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. During the quarter and six months ended June 30, 2014, 21,028 shares of Common stock with an aggregate fair market value of $2,125 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. These shares were retired upon delivery.

Exercise of Stock Options

During the quarters ended June 30, 2015 and 2014, 41,000 and 11,250 stock options, respectively, were exercised for a combination of Common stock and Class B common stock. During the six months ended June 30, 2015 and 2014, 66,200 and 23,500 stock options, respectively, were exercised for a combination of Common stock and Class B common stock. Cash received from common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2015 and 2014, was $1,579, $646, $2,682 and $1,329, respectively.

During the quarter ended June 30, 2015, 10,133 shares of Class B common stock with an aggregate fair market value of $1,288 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. During the six months ended June 30, 2015, 14,760 shares of Class B common stock with an aggregate fair market value of $1,837 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended June 30, 2015 and 2014, 2,300 and 2,181 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $275 and $213, respectively. During the six months ended June 30, 2015 and 2014, 4,969 and 4,243 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $553 and $403, respectively.

401(k) Plan

During the six months ended June 30, 2015 and 2014, we issued 18,343 and 18,309 shares of Common stock, respectively, to our profit sharing retirement plan, representing the Common stock discretionary matching contribution of $1,963 and $1,759, respectively.

Non-controlling Interest

Of our three joint ventures with Carrier, we have an 80% controlling interest in one and a 60% controlling interest in each of the other two, while Carrier has either a 20% or 40% non-controlling interest in such joint ventures, as applicable. The following table reconciles shareholders’ equity attributable to Carrier’s non-controlling interest:

Non-controlling interest at December 31, 2014	$248,079
Net income attributable to non-controlling interest	27,070
Distributions to non-controlling interest	(3,654)
Foreign currency translation adjustment	(6,838)
Gain recorded in accumulated other comprehensive loss	554
Gain reclassified from accumulated other comprehensive loss into earnings	(454)

Non-controlling interest at June 30, 2015	$264,757

8.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical

12 of 21

claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $4,759 and $4,630 at June 30, 2015 and December 31, 2014, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

9.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 64% and 59% of all inventory purchases made during the quarters ended June 30, 2015 and 2014, respectively. Purchases from Carrier and its affiliates comprised 62% and 60% of all inventory purchases made during the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, approximately $108,000 and $61,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2015 and 2014 included $21,165, $11,128, $28,904 and $17,663, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

13 of 21

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we”, “us” or “our”) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At June 30, 2015, we operated from 566 locations in 37 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean.

14 of 21

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

Joint Ventures with Carrier Corporation

In 2009, we formed a joint venture with Carrier Corporation (“Carrier”), which we refer to as Carrier Enterprise I, in which Carrier contributed 95 of its company-owned locations in 13 Sun Belt states and Puerto Rico and its export division in Miami, Florida, and we contributed 15 locations that distributed Carrier products. In July 2012, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our ownership interest to 70%; and, on July 1, 2014, we exercised our last remaining option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our controlling interest in Carrier Enterprise I to 80%. Neither Watsco nor Carrier has any remaining options to purchase additional ownership interests in Carrier Enterprise I or any of our other joint ventures with Carrier, which are described below.

In 2011, we formed a second joint venture with Carrier and completed two additional transactions. In April 2011, Carrier contributed 28 of its company-owned locations in eight Northeast U.S. States, and we contributed 14 locations in the Northeast U.S. In July 2011, we purchased Carrier’s distribution operations in Mexico, which included seven locations. Collectively, the Northeast locations and the Mexico operations are referred to as Carrier Enterprise II. We have a 60% controlling interest in Carrier Enterprise II, and Carrier has a 40% non-controlling interest.

In 2012, we formed a third joint venture, which we refer to as Carrier Enterprise III, with UTC Canada Corporation, referred to as UTC Canada, an affiliate of Carrier. Carrier contributed 35 of its company-owned locations in Canada to Carrier Enterprise III. We have a 60% controlling interest in Carrier Enterprise III, and UTC Canada has a 40% non-controlling interest.

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

Our critical accounting policies are included in our 2014 Annual Report on Form 10-K as filed on February 24, 2015. We believe that there have been no significant changes during the quarter ended June 30, 2015 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income expressed as a percentage of revenues, for the quarters and six months ended June 30, 2015 and 2014:

15 of 21

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9	76.1	75.4	75.8

Gross profit	24.1	23.9	24.6	24.2
Selling, general and administrative expenses	13.9	14.2	16.1	16.5

Operating income	10.2	9.7	8.5	7.7
Interest expense, net	0.1	0.2	0.2	0.1

Income before income taxes	10.1	9.5	8.3	7.6
Income taxes	3.2	2.8	2.6	2.3

Net income	6.9	6.7	5.7	5.3
Less: net income attributable to non-controlling interest	1.5	1.9	1.3	1.5

Net income attributable to Watsco, Inc.	5.4%	4.8%	4.4%	3.8%

The following narratives reflect our additional 10% ownership interest in Carrier Enterprise I, which became effective on July 1, 2014. We did not acquire any businesses during the six months ended June 30, 2015 or 2014.

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At June 30, 2015 and 2014, 34 and 17 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended June 30, 2015:

Number of Locations
June 30, 2014	570
Opened	10
Closed	(8)

December 31, 2014	572
Opened	5
Closed	(11)

June 30, 2015	566

Second Quarter of 2015 Compared to Second Quarter of 2014

Revenues

Revenues for the second quarter of 2015 increased $53.2 million, or 5%, including $1.8 million from locations opened during the preceding 12 months, offset by $6.7 million from locations closed. On a same-store basis, revenues increased $58.1 million, or 5%, as compared to the same period in 2014, reflecting a 7% increase in sales of HVAC equipment (67% of sales), a 1% increase in sales of other HVAC products (29% of sales) and a 3% increase in sales of commercial refrigeration products (4% of sales). The increase in same-store revenues is primarily due to strong demand for the replacement of residential and commercial HVAC equipment. Revenues from sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems which sell at higher unit prices.

Gross Profit

Gross profit for the second quarter of 2015 increased $16.0 million, or 6%, primarily as a result of increased revenues. Gross profit margin for the quarter ended June 30, 2015 improved 20 basis-points to 24.1% versus 23.9%, primarily due to higher realized gross margins for residential HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2015 increased $4.1 million, or 2%, primarily due to increased revenues. Selling, general and administrative expenses as a percentage of revenues for the quarter ended June 30, 2015 decreased to 13.9% versus 14.2% for the same period in 2014. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to improved leveraging of fixed operating costs as compared to 2014. On a same-store basis, selling, general and administrative expenses increased 3% as compared to the same period in 2014.

16 of 21

Interest Expense, Net

Net interest expense for the second quarter of 2015 increased $0.4 million, or 31%, primarily as a result of an increase in average outstanding borrowings, partially offset by a lower effective interest rate for the 2015 period as compared to the same period in 2014.

Income Taxes

Income taxes increased to $39.0 million for the second quarter of 2015 as compared to $33.3 million for the second quarter of 2014 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 36.8% and 36.7% for the quarters ended June 30, 2015 and 2014, respectively. The increase was primarily due to higher state income taxes in 2015 versus 2014 related to income generated by our U.S. subsidiaries.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the second quarter of 2015 increased $9.3 million, or 17%, compared to the same period in 2014. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative expenses as a percentage of revenues, as discussed above, and by a reduction in the net income attributable to the non-controlling interest related to Carrier Enterprise I following our purchase of an additional 10% ownership interest in Carrier Enterprise I in July 2014.

First Half of 2015 Compared to First Half of 2014

Revenues

Revenues for the first half of 2015 increased $99.7 million, or 5%, including $2.7 million from locations opened during the preceding 12 months, offset by $11.3 million from locations closed. On a same-store basis, revenues increased $108.3 million, or 6%, as compared to the same period in 2014, reflecting an 8% increase in sales of HVAC equipment (66% of sales), a 1% increase in sales of other HVAC products (30% of sales) and a 4% increase in sales of commercial refrigeration products (4% of sales). The increase in same-store revenues is primarily due to strong demand for the replacement of residential and commercial HVAC equipment. Revenues from sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems which sell at higher unit prices.

Gross Profit

Gross profit for the first half of 2015 increased $32.1 million, or 7%, primarily as a result of increased revenues. Gross profit margin for the six months ended June 30, 2015 improved 40 basis-points to 24.6% versus 24.2%, primarily due to higher realized gross margins for residential HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first half of 2015 increased $8.8 million, or 3%, primarily due to increased revenues. Selling, general and administrative expenses as a percentage of revenues for the six months ended June 30, 2015 decreased to 16.1% versus 16.5% for the same period in 2014. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to improved leveraging of fixed operating costs as compared to 2014. On a same-store basis, selling, general and administrative expenses increased 3% as compared to the same period in 2014.

Interest Expense, Net

Net interest expense for the first half of 2015 increased $0.8 million, or 33%, primarily as a result of an increase in average outstanding borrowings, partially offset by a lower effective interest rate for the 2015 period as compared to the same period in 2014.

Income Taxes

Income taxes increased to $53.3 million for the first half of 2015 as compared to $43.5 million for the first half of 2014 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 37.0% and 36.8% for the six months ended June 30, 2015 and 2014, respectively. The increase was primarily due to higher state income taxes in 2015 versus 2014 related to income generated by our U.S. subsidiaries.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the first half of 2015 increased $15.6 million, or 21%, compared to the same period in 2014. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative

17 of 21

expenses as a percentage of revenues, as discussed above, and by a reduction in the net income attributable to the non-controlling interest related to Carrier Enterprise I following our purchase of an additional 10% ownership interest in Carrier Enterprise I in July 2014.

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

As of June 30, 2015, we had $21.9 million of cash and cash equivalents, of which, $11.2 million was held by foreign subsidiaries. We believe that our operating cash flows, cash on hand and funds available for borrowing under our line of credit will be sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

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

Working Capital

Working capital increased to $1,069.5 million at June 30, 2015 from $870.3 million at December 31, 2014, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business.

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2015 and 2014:

	2015	2014	Change
Cash flows used in operating activities	$(74.1)	$(65.2)	$(8.9)
Cash flows used in investing activities	$(14.0)	$(5.6)	$(8.4)
Cash flows provided by financing activities	$85.8	$68.2	$17.6

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

The increase in net cash used in operating activities was primarily due to the timing of payments for accrued expenses and higher accounts receivable driven by increased sales, partially offset by lower seasonal buildup of inventory during the Summer selling season and higher net income in the first half of 2015.

Investing Activities

The increase in net cash used in investing activities was due to higher capital expenditures in the first half of 2015.

18 of 21

Financing Activities

The increase in net cash provided by financing activities was primarily attributable to higher net borrowings under our revolving credit agreement and a decrease in distributions to the non-controlling interest, partially offset by an increase in dividends paid in the first half of 2015.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $600.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), stock repurchases and issuances of letters of credit. The credit agreement matures on July 1, 2019. At June 30, 2015 and December 31, 2014, $433.4 million and $303.2 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2015.

Short-Term Debt

At June 30, 2015, $2.6 million of short-term borrowings were outstanding under a credit line established by our Mexican operations. This line of credit has a one-year term maturing on June 15, 2016, is non-committed and provides for borrowings of up to approximately $10.0 million (MXN $150.0 million) for general corporate purposes. No short-term borrowings were outstanding under this credit line at December 31, 2014.

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

Common Stock Dividends

We paid cash dividends of $1.40 and $0.80 per share of Common stock and Class B common stock during the six months ended June 30, 2015 and 2014, respectively. On July 1, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.70 per share of Common and Class B common stock that was paid on July 31, 2015 to shareholders of record as of July 15, 2015. Future dividends and/or changes in dividend rates will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended June 30, 2015 or 2014. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At June  30, 2015, there were 1,129,087 shares remaining authorized for repurchase under the program.

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

19 of 21

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 8 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended June 30, 2015 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

WATSCO, INC.
(Registrant)

August 6, 2015	By:	/s/ Ana M. Menendez
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