Form 10-Q
period 2015-09-30
WATSCO INC
filed 2015-11-05
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

The number of shares of each class of our common stock outstanding as of November 2, 2015 was (i) 30,249,084 shares of Common stock, $0.50 par value per share, excluding 6,322,650 treasury shares, and (ii) 5,034,991 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$1,177,012	$1,134,999	$3,209,423	$3,067,753
Cost of sales	891,166	860,234	2,424,107	2,325,646

Gross profit	285,846	274,765	785,316	742,107
Selling, general and administrative expenses	175,166	169,527	502,769	488,336

Operating income	110,680	105,238	282,547	253,771
Interest expense, net	1,519	1,534	4,526	3,790

Income before income taxes	109,161	103,704	278,021	249,981
Income taxes	34,517	32,573	87,836	76,062

Net income	74,644	71,131	190,185	173,919
Less: net income attributable to non-controlling interest	16,676	16,670	43,746	46,604

Net income attributable to Watsco, Inc.	$57,968	$54,461	$146,439	$127,315

Earnings per share for Common and Class B common stock:
Basic and diluted	$1.64	$1.56	$4.16	$3.64

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$74,644	$71,131	$190,185	$173,919
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(14,682)	(11,996)	(31,585)	(12,648)
Unrealized gain on cash flow hedging instruments	946	—	2,331	—
Reclassification of gain on cash flow hedging instruments into earnings	(260)	—	(1,394)	—
Unrealized (loss) gain on available-for-sale securities	(15)	(5)	6	(13)

Other comprehensive loss	(14,011)	(12,001)	(30,642)	(12,661)

Comprehensive income	60,633	59,130	159,543	161,258
Less: comprehensive income attributable to non-controlling interest	11,058	11,723	31,390	41,350

Comprehensive income attributable to Watsco, Inc.	$49,575	$47,407	$128,153	$119,908

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,505	$24,447
Accounts receivable, net	510,004	434,234
Inventories	751,944	677,990
Other current assets	24,041	20,664

Total current assets	1,314,494	1,157,335

Property and equipment, net	63,297	53,480
Goodwill	379,985	387,311
Intangible assets, net	165,753	186,476
Other assets	5,930	6,465

	$1,929,459	$1,791,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$182	$169
Short-term borrowings	2,353	—
Accounts payable	200,641	173,360
Accrued expenses and other current liabilities	127,861	113,493

Total current liabilities	331,037	287,022

Long-term obligations:
Borrowings under revolving credit agreement	304,941	303,199
Other long-term obligations, net of current portion	561	686

Total long-term obligations	305,502	303,885

Deferred income taxes and other liabilities	71,355	68,121

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,283	18,222
Class B common stock, $0.50 par value	2,540	2,467
Preferred stock, $0.50 par value	—	—
Paid-in capital	597,519	580,564
Accumulated other comprehensive loss, net of tax	(42,033)	(23,747)
Retained earnings	493,478	420,879
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	955,362	883,960
Non-controlling interest	266,203	248,079

Total shareholders’ equity	1,221,565	1,132,039

	$1,929,459	$1,791,067

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$190,185	$173,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,216	13,348
Share-based compensation	8,862	7,850
Deferred income tax provision	5,634	4,989
Non-cash contribution to 401(k) plan	1,963	1,759
Provision for doubtful accounts	1,305	1,375
Excess tax benefits from share-based compensation	(1,983)	(1,576)
Gain on sale of property and equipment	(420)	(149)
Changes in operating assets and liabilities:
Accounts receivable	(82,792)	(106,890)
Inventories	(80,165)	(149,085)
Accounts payable and other liabilities	45,358	99,175
Other, net	(2,405)	(2,996)

Net cash provided by operating activities	99,758	41,719

Cash flows from investing activities:
Capital expenditures	(20,593)	(9,234)
Proceeds from sale of property and equipment	686	332

Net cash used in investing activities	(19,907)	(8,902)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(73,840)	(48,884)
Distributions to non-controlling interest	(13,266)	(25,817)
Net proceeds from other long-term obligations	(112)	276
Purchase of additional ownership from non-controlling interest	—	(87,735)
Payment of fees related to revolving credit agreement	—	(381)
Excess tax benefits from share-based compensation	1,983	1,576
Proceeds from short-term borrowings	2,353	—
Net proceeds under revolving credit agreement	3,327	122,943
Net proceeds from issuances of common stock	4,528	2,604

Net cash used in financing activities	(75,027)	(35,418)

Effect of foreign exchange rate changes on cash and cash equivalents	(766)	(186)

Net increase (decrease) in cash and cash equivalents	4,058	(2,787)
Cash and cash equivalents at beginning of period	24,447	19,478

Cash and cash equivalents at end of period	$28,505	$16,691

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2015

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying September 30, 2015 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly consistent during the year, subject to weather and economic conditions, including their effect on the number of housing completions.

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

2.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$57,968	$54,461	$146,439	$127,315
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	4,595	4,106	11,513	9,644

Earnings allocated to Watsco, Inc. shareholders	$53,373	$50,355	$134,926	$117,671

Weighted-average common shares outstanding - Basic	32,458,906	32,330,888	32,421,350	32,292,559
Basic earnings per share for Common and Class B common stock	$1.64	$1.56	$4.16	$3.64

Allocation of earnings for Basic:
Common stock	$48,893	$46,138	$123,588	$107,804
Class B common stock	4,480	4,217	11,338	9,867

	$53,373	$50,355	$134,926	$117,671

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$57,968	$54,461	$146,439	$127,315
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	4,592	4,103	11,505	9,635

Earnings allocated to Watsco, Inc. shareholders	$53,376	$50,358	$134,934	$117,680

Weighted-average common shares outstanding - Basic	32,458,906	32,330,888	32,421,350	32,292,559
Effect of dilutive stock options	39,951	45,051	47,963	52,509

Weighted-average common shares outstanding - Diluted	32,498,857	32,375,939	32,469,313	32,345,068

Diluted earnings per share for Common and Class B common stock	$1.64	$1.56	$4.16	$3.64

Anti-dilutive stock options not included above	16,332	28,565	58,169	7,788

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At September 30, 2015 and 2014, our outstanding Class B common stock was convertible into 2,724,464 and 2,707,725 shares of our Common stock, respectively.

3.	OTHER COMPREHENSIVE LOSS

Other comprehensive loss consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as its functional currency and changes in the unrealized (losses) gains on cash flow hedging instruments and available-for-sale securities. The tax effects allocated to each component of other comprehensive loss were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign currency translation adjustment	$(14,682)	$(11,996)	$(31,585)	$(12,648)

Unrealized gain on cash flow hedging instruments	1,294	—	3,192	—
Income tax expense	(348)	—	(861)	—

Unrealized gain on cash flow hedging instruments, net of tax	946	—	2,331	—

Reclassification of gain on cash flow hedging instruments into earnings	(356)	—	(1,910)	—
Income tax expense	96	—	516	—

Reclassification of gain on cash flow hedging instruments into earnings, net of tax	(260)	—	(1,394)	—

Unrealized (loss) gain on available-for-sale securities	(25)	(9)	9	(21)
Income tax benefit (expense)	10	4	(3)	8

Unrealized (loss) gain on available-for-sale securities, net of tax	(15)	(5)	6	(13)

Other comprehensive loss	$(14,011)	$(12,001)	$(30,642)	$(12,661)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Nine Months Ended September 30,	2015	2014
Foreign currency translation adjustment:
Beginning balance	$(23,623)	$(11,181)
Current period other comprehensive loss	(18,853)	(7,394)

Ending balance	$(42,476)	$(18,575)

Cash flow hedging instruments:
Beginning balance	$168	—
Current period other comprehensive income	1,398	—
Less reclassification adjustment	(837)	—

Ending balance	$729	—

Available-for-sale securities:
Beginning balance	$(292)	$(293)
Current period other comprehensive income (loss)	6	(13)

Ending balance	$(286)	$(306)

Accumulated other comprehensive loss, net of tax	$(42,033)	$(18,881)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

We enter into foreign currency forward contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.

Cash Flow Hedging Instruments

We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occur. The maximum period for which we hedge our cash flow using these instruments is 12 months, and accordingly, at September 30, 2015, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at September 30, 2015 was $24,900, and such contracts have varying terms expiring through April 2016. At September 30, 2014, our foreign currency forward contracts either were not designated as cash flow hedges or did not qualify for hedge accounting.

The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain recorded in accumulated other comprehensive loss	$1,294	—	$3,192	—
Gain reclassified from accumulated other comprehensive loss into earnings	$(356)	—	$(1,910)	—

At September 30, 2015, we expected an estimated $1,666 pre-tax gain to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

Derivatives Not Designated as Hedging Instruments

We have also entered into foreign currency forward contracts that are either not designated as hedges or do not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at September 30, 2015 was $14,600, and such contracts have varying terms expiring through November 2015.

We recognized a gain of $955 and $2,127 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended September 30, 2015 and 2014, respectively. We recognized a gain of $2,249 and $572 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes the fair value of derivative instruments, which consist solely of foreign currency forward contracts, included in other current assets in our condensed consolidated unaudited balance sheets. See Note 5.

	Asset Derivatives
	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments	$1,137	$384
Derivatives not designated as hedging instruments	268	260

Total asset derivative instruments	$1,405	$644

5.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at September 30, 2015 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$275	$275	—	—
Derivative financial instruments	Other current assets	$1,405	—	$1,405	—

			Fair Value Measurements at December 31, 2014 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$266	$266	—	—
Derivative financial instruments	Other current assets	$644	—	$644	—

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

There were no transfers in or out of Level 1 and Level 2 during the nine months ended September 30, 2015.

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

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $600,000. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), stock repurchases and issuances of letters of credit. The credit agreement matures on July 1, 2019. At September 30, 2015 and December 31, 2014, $304,941 and $303,199, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2015.

At September 30, 2015, $2,353 of short-term borrowings were outstanding under a credit line established by our Mexican subsidiary. This line of credit has a one-year term, maturing on June 15, 2016, is non-committed and provides for borrowings of up to approximately $8,800 (MXN $150,000) for general corporate purposes. No short-term borrowings were outstanding under this credit line at December 31, 2014.

8.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $0.70, $0.60, $2.10 and $1.40 per share of Common stock and Class B common stock during the quarters and nine months ended September 30, 2015 and 2014, respectively.

Non-Vested Restricted Stock

During the quarters ended September 30, 2015 and 2014, we granted 17,500 and 10,700 shares of non-vested restricted stock, respectively. During the nine months ended September 30, 2015 and 2014, we granted 189,479 and 213,725 shares of non-vested restricted stock, respectively.

During the nine months ended September 30, 2015, 7,206 shares of Common stock with an aggregate fair market value of $889 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. During the nine months ended September 30, 2014, 21,028 shares of Common stock with an aggregate fair market value of $2,125 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.

Exercise of Stock Options

During the quarters ended September 30, 2015 and 2014, 14,250 and 17,850 stock options, respectively, were exercised for a combination of Common stock and Class B common stock. During the nine months ended September 30, 2015 and 2014, 80,450 and 41,350 stock options, respectively, were exercised for a combination of Common stock and Class B common stock. Cash received from the exercise of stock options during the quarters and nine months ended September 30, 2015 and 2014, was $999, $613, $3,681 and $1,942, respectively.

During the nine months ended September 30, 2015, 14,760 shares of Class B common stock with an aggregate fair market value of $1,837 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. During both the quarter and nine months ended September 30, 2014, 5,454 shares of Class B common stock with an aggregate fair market value of $490 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended September 30, 2015 and 2014, 2,433 and 2,741 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $294 and $259, respectively. During the nine months ended September 30, 2015 and 2014, 7,402 and 6,984 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $847 and $662, respectively.

401(k) Plan

During the nine months ended September 30, 2015 and 2014, we issued 18,343 and 18,309 shares of Common stock, respectively, to our profit sharing retirement plan, representing the Common stock discretionary matching contribution of $1,963 and $1,759, respectively.

Non-controlling Interest

Of our three joint ventures with Carrier, we have an 80% controlling interest in one and a 60% controlling interest in each of the other two, while Carrier has either a 20% or 40% non-controlling interest in such joint ventures, as applicable. The following table reconciles shareholders’ equity attributable to Carrier’s non-controlling interest:

Non-controlling interest at December 31, 2014	$248,079
Net income attributable to non-controlling interest	43,746
Distributions to non-controlling interest	(13,266)
Foreign currency translation adjustment	(12,732)
Gain recorded in accumulated other comprehensive loss	933
Gain reclassified from accumulated other comprehensive loss into earnings	(557)

Non-controlling interest at September 30, 2015	$266,203

9.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $3,687 and $4,630 at September 30, 2015 and December 31, 2014, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

10.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 62% and 63% of all inventory purchases made during the quarters ended September 30, 2015 and 2014, respectively. Purchases from Carrier and its affiliates comprised 62% and 61% of all inventory purchases made during the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, approximately $82,000 and $61,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2015 and 2014 included $18,389, $11,518, $47,293 and $29,181, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

11.	SUBSEQUENT EVENT

On October 23, 2015, our Board of Directors approved an increase to the quarterly cash dividend per share of Common and Class B common stock to $0.85 per share from $0.70 per share beginning with the dividend that will be paid in January 2016.

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we”, “us” or “our”) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At September 30, 2015, we operated from 567 locations in 37 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean.

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

Our critical accounting policies are included in our 2014 Annual Report on Form 10-K as filed with the SEC on February 24, 2015. We believe that there have been no significant changes during the quarter ended September 30, 2015 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and nine months ended September 30, 2015 and 2014.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.7	75.8	75.5	75.8

Gross profit	24.3	24.2	24.5	24.2
Selling, general and administrative expenses	14.9	14.9	15.7	15.9

Operating income	9.4	9.3	8.8	8.3
Interest expense, net	0.1	0.1	0.1	0.1

Income before income taxes	9.3	9.2	8.7	8.2
Income taxes	3.0	2.9	2.7	2.5

Net income	6.3	6.3	6.0	5.7
Less: net income attributable to non-controlling interest	1.4	1.5	1.4	1.5

Net income attributable to Watsco, Inc.	4.9%	4.8%	4.6%	4.2%

The following narratives reflect our additional 10% ownership interest in Carrier Enterprise I, which became effective on July 1, 2014. We did not acquire any businesses during the nine months ended September 30, 2015 or 2014.

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At September 30, 2015 and 2014, 35 and 21 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended September 30, 2015:

Number of Locations
September 30, 2014	574
Closed	(7)
Opened	5

December 31, 2014	572
Opened	9
Closed	(14)

September 30, 2015	567

Third Quarter of 2015 Compared to Third Quarter of 2014

Revenues

Revenues for the third quarter of 2015 increased $42.0 million, or 4%, as compared to the third quarter of 2014, including $1.7 million from locations opened during the preceding 12 months, offset by $12.2 million from locations closed. On a same-store basis, revenues increased $52.5 million, or 5%, as compared to the same period in 2014, reflecting a 5% increase in sales of HVAC equipment (66% of sales), a 3% increase in sales of other HVAC products (29% of sales) and a 2% increase in sales of commercial refrigeration products (5% of sales). The increase in same-store revenues is primarily due to strong demand for the replacement of residential HVAC equipment. Revenues from sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the third quarter of 2015 increased $11.1 million, or 4%, as compared to the third quarter of 2014, primarily as a result of increased revenues. Gross profit margin for the quarter ended September 30, 2015 improved 10 basis-points to 24.3% versus 24.2%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2015 increased $5.6 million, or 3%, primarily due to increased revenues and additional headcount. Selling, general and administrative expenses as a percent of revenues for both the quarters ended September 30, 2015 and 2014 was 14.9%. Selling, general and administrative expenses included $2.2 million of incremental costs for the third quarter of 2015 in excess of the third quarter of 2014 for ongoing technology initiatives. On a same-store basis, selling, general and administrative expenses increased 4% as compared to the same period in 2014.

Interest Expense, Net

Interest expense, net, for the third quarter of 2015 decreased 1% to $1.5 million, primarily as a result of a decrease in average outstanding borrowings, partially offset by a higher effective interest rate in 2015, in each case as compared to the same period in 2014.

Income Taxes

Income taxes increased to $34.5 million for the third quarter of 2015 as compared to $32.6 million for the third quarter of 2014 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 36.7% and 36.8% for the quarters ended September 30, 2015 and 2014, respectively. The decrease was primarily due to higher tax credits in 2015 versus 2014 related to income generated by our U.S. subsidiaries.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the third quarter of 2015 increased $3.5 million, or 6%, as compared to the same period in 2014. The increase was primarily driven by higher revenues and expanded profit margins, as discussed above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

Revenues for the nine months ended September 30, 2015 increased $141.7 million, or 5%, as compared to the same period in 2014, including $4.4 million from locations opened during the preceding 12 months, offset by $23.6 million from locations closed. On a same-store basis, revenues increased $160.9 million, or 5%, as compared to the same period in 2014, reflecting a 7% increase in sales of HVAC equipment (66% of sales), a 2% increase in sales of other HVAC products (29% of sales) and a 2% increase in sales of commercial refrigeration products (5% of sales). The increase in same-store revenues is primarily due to strong demand for the replacement of residential and commercial HVAC equipment. Revenues from sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the nine months ended September 30, 2015 increased $43.2 million, or 6%, as compared to the same period in 2014, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2015 improved 30 basis-points to 24.5% versus 24.2% for the same period in 2014, primarily due to higher realized gross margins for residential HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2015 increased $14.4 million, or 3%, as compared to the same period in 2014, primarily as a result of increased revenues. Selling, general and administrative expenses as a percent of revenues for the nine months ended September 30, 2015 decreased to 15.7% from 15.9% for the same period in 2014. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to improved leveraging of fixed operating costs as compared to 2014. Selling, general and administrative expenses included $5.4 million of incremental costs for the nine months ended September 30, 2015 in excess of the same period in 2014 for ongoing technology initiatives. On a same-store basis, selling, general, and administrative expenses increased 4% as compared to 2014.

Interest Expense, Net

Interest expense, net, for the nine months ended September 30, 2015 increased $0.7 million, or 19%, primarily as a result of an increase in average outstanding borrowings, partially offset by a lower effective interest rate in 2015, in each case as compared to the same period in 2014.

Income Taxes

Income taxes increased to $87.8 million for the nine months ended September 30, 2015 as compared to $76.1 million for the nine months ended September 30, 2014 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 36.9% and 36.8% for the nine months ended September 30, 2015 and 2014, respectively. The increase was primarily due to higher state income taxes in 2015 versus 2014 related to income generated by our U.S. subsidiaries.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the nine months ended September 30, 2015 increased $19.1 million, or 15%, as compared to the same period in 2014. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative expenses as a percentage of revenues, as discussed above, and by a reduction in the net income attributable to the non-controlling interest related to Carrier Enterprise I following our purchase of an additional 10% ownership interest in Carrier Enterprise I in July 2014.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand for HVAC/R products, which peaks in the months of May through August. Significant factors that could affect our liquidity include the following:

•	cash needed to fund our business (primarily working capital requirements);

•	borrowing capacity under our bank line of credit;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions, including joint ventures;

•	dividend payments;

•	capital expenditures; and

•	the timing and extent of common stock repurchases.

Sources and Uses of Cash

We rely on cash flows from operations and borrowing capacity under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes, including dividend payments, if and as declared by our Board of Directors, capital expenditures, business acquisitions and development of our long-term operating strategies.

As of September 30, 2015, we had $28.5 million of cash and cash equivalents, of which, $18.6 million was held by foreign subsidiaries. We believe that our operating cash flows, cash on hand and funds available for borrowing under our line of credit will be sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

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

Working Capital

Working capital increased to $983.5 million at September 30, 2015 from $870.3 million at December 31, 2014, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business.

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2015 and 2014 (in millions):

	2015	2014	Change
Cash flows provided by operating activities	$99.8	$41.7	$58.1
Cash flows used in investing activities	$(19.9)	$(8.9)	$(11.0)
Cash flows used in financing activities	$(75.0)	$(35.4)	$(39.6)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

The increase in net cash provided by operating activities was primarily due to a lower increase in accounts receivable and inventory and higher net income in 2015 as compared to 2014, partially offset by the timing of payments for accrued expenses.

Investing Activities

The increase in net cash used in investing activities was due to higher capital expenditures in 2015.

Financing Activities

The increase in net cash used in financing activities was primarily attributable to lower net borrowings under our revolving credit agreement and an increase in dividends paid in 2015 as compared to 2014, partially offset by the exercise of our second option to acquire an additional 10% ownership interest in Carrier Enterprise I for $87.7 million in 2014 and a decrease in distributions to the non-controlling interest in 2015.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $600.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), stock repurchases and issuances of letters of credit. The credit agreement matures on July 1, 2019. At September 30, 2015 and December 31, 2014, $304.9 million and $303.2 million, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2015.

Short-Term Debt

At September 30, 2015, $2.4 million of short-term borrowings were outstanding under a credit line established by our Mexican subsidiary. This line of credit has a one-year term maturing on June 15, 2016, is non-committed and provides for borrowings of up to approximately $8.8 million (MXN $150.0 million) for general corporate purposes. No short-term borrowings were outstanding under this credit line at December 31, 2014.

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

Common Stock Dividends

We paid cash dividends of $2.10 per share and $1.40 per share of Common stock and Class B common stock during the nine months ended September 30, 2015 and 2014, respectively. On October 1, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.70 per share of Common and Class B common stock that was paid on October 30, 2015 to shareholders of record as of

October 15, 2015. On October 23, 2015, our Board of Directors approved an increase to the quarterly cash dividend rate to $0.85 per share from $0.70 per share of Common and Class B common stock beginning with the dividend that will be paid in January 2016. Future dividends and/or changes in dividend rates will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended September 30, 2015 or 2014. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At September 30, 2015, there were 1,129,087 shares remaining authorized for repurchase under the program.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) that are, among other things, designed to ensure that information required to be disclosed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (“CEO”), Senior Vice President (“SVP”) and Chief Financial Officer (“CFO”), to allow for timely decisions regarding required disclosure and appropriate SEC filings.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information about risk factors for the quarter ended September 30, 2015 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

WATSCO, INC.
(Registrant)

November 5, 2015	By:	/s/ Ana M. Menendez
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