Form 10-K
period 2015-12-31
WATSCO INC
filed 2016-02-29
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,243 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2015 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

The registrant’s common stock outstanding as of February 23, 2016 comprised (i) 30,298,038 shares of Common stock, excluding 6,322,650 treasury shares, and (ii) 5,035,653 shares of Class B common stock, excluding 48,263 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the registrant’s 2015 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference from the registrant’s definitive proxy statement for the 2016 annual meeting of shareholders (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Form 10-K

For the Fiscal Year Ended December 31, 2015

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

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding other important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see the discussion included in Item 1A “Risk Factors” of this Annual Report on Form 10-K, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

ITEM 1.	BUSINESS

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or we, us or our) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At December 31, 2015, we operated from 566 locations in 37 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean, through which we serve approximately 88,000 active contractors and dealers that service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64.1 million in 1989 to $4.1 billion in 2015, resulting from our strategic acquisition of companies with established market positions and subsequent building of revenues and profit through a combination of additional locations, introduction of new products and other initiatives.

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

Based on data published in the 2015 IBISWorld Industry Report for Heating and Air Conditioning Contractors in the U.S. and other available data, we estimate that the annual market on an installed basis for residential central air conditioning, heating and refrigeration equipment and related parts and supplies is approximately $80.0 billion. Air conditioning and heating equipment is manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Corporation (“Carrier”), a subsidiary of United Technologies Corporation; Goodman Manufacturing Company, L.P. (“Goodman”), a subsidiary of Daikin Industries, Ltd.; Rheem Manufacturing Company (“Rheem”); Trane Inc. (“Trane”), a subsidiary of Ingersoll-Rand Company Limited; York International Corporation, a subsidiary of Johnson Controls, Inc.; Lennox International, Inc.; and Nordyne Corporation (“Nordyne”), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers nationwide that sell to and install the products for consumers, businesses and other end-users.

Air conditioning and heating equipment is sold to the replacement and new construction markets for both residential and commercial applications. The residential replacement market has increased in size and importance over the past several years as a result of the aging of the installed base of residential central air conditioners and furnaces, the introduction of new higher energy efficient models, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products and consumers’ overall unwillingness to live without air conditioning or heating products. The mechanical life of central air conditioning and furnaces varies by geographical region due to usage and ranges from approximately 8 to 20 years. According to data published by the Energy Information Administration in 2013, there are approximately 89 million central air conditioning and heating systems installed in the United States that have been in service for more than 10 years. Many installed units are currently reaching the end of their useful lives, which we believe will provide a growing and stable replacement market

We sell a variety of other non-equipment products representing over 300,000 SKUs including parts, ductwork, air movement products, insulation, tools, installation supplies, thermostats and air quality products. We distribute products manufactured by Honeywell International, Inc. (“Honeywell”), Johns Manville (“Johns Manville”) and Owens Corning Insulating Systems, LLC (“Owens Corning”), among others.

We also sell products to the refrigeration market. These products include condensing units, compressors, evaporators, valves, refrigerant, walk-in coolers and ice machines for industrial and commercial applications. We distribute products manufactured by Copeland Compressor Corporation, a subsidiary of Emerson Electric Co. (“Emerson”), The Chemours Company (“Chemours”), Mueller Industries, Inc. (“Mueller”) and The Manitowoc Company, Inc. (“Manitowoc”), among others.

Culture and Business Strategy

We have built our network of locations using a “buy and build” philosophy, which has produced substantial long-term growth in revenues and profits. The “buy” component of the strategy has focused on acquiring market leaders to either expand into new geographic areas or gain additional market share in existing markets. We have employed a disciplined and conservative approach that seeks opportunities that fit well-defined financial and strategic criteria. The “build” component of the strategy has focused on implementing a growth culture at acquired companies, by adding products and locations to better serve customers, investing in scalable technologies and exchanging ideas and business concepts amongst the executive management teams. Newly acquired businesses have access to our capital resources and established vendor relationships to provide their customers with an expanded array of product lines on favorable terms and conditions with an intensified commitment to service. The Company has also developed a culture whereby leaders, managers and employees are provided the opportunity to own shares of Watsco through a variety of stock-based equity plans. The Company believes this culture instills a performance-driven, long-term focus on the part of its employees and aligns their interests with the interests of other shareholders of the Company.

Strategy in Existing Markets

Our strategy for growth in existing markets focuses on customer service and product expansion to satisfy the needs of the higher growth, higher margin replacement market, in which customers generally demand immediate, convenient and reliable service. We respond to this need by (i) offering a broad range of product lines, including the necessary equipment, parts and supplies to enable a contractor to install or repair a central air conditioner, furnace or refrigeration system, (ii) maintaining a strong density of warehouse locations for increased customer convenience, (iii) maintaining well-stocked inventories to ensure that customer orders are filled in a timely manner, (iv) providing a high degree of technical expertise at the point of sale and (v) developing and implementing technology to further enhance customer service capabilities. We believe these concepts provide a competitive advantage over smaller, less-capitalized competitors that are unable to commit resources to open and maintain additional locations, implement technological business solutions, provide the same range of products, maintain the same inventory levels or attract the wide range of expertise that is required to support a diverse product offering. In some geographic areas, we believe we have a competitive advantage over factory-operated distribution networks, which typically do not maintain inventories of parts and supplies that are as diversified as ours and which have fewer warehouse locations than we do, making it more difficult for these competitors to meet the time-sensitive demands of the replacement market.

In addition to the replacement market, we sell to the new construction market, including new homes and commercial construction. We believe our reputation for reliable, high-quality service and relationships with contractors, who may serve both the replacement and new construction markets, allow us to compete effectively in these markets.

Technology Strategy

We are actively transforming our business into the digital age by investing in scalable platforms to further strengthen our leadership position, accelerate sales and profit growth, increase the speed and convenience of serving customers and extend our reach into new geographies and sales channels. Our technology initiatives include: (i) the development of mobile applications for iOS and Android devices focused on helping our customers operate more efficiently and interact with our locations more easily; (ii) implementing effective point-of-sale systems that allow timely and effective customer service, including up-to-date pricing, credit checks, credit card processing and inventory availability; (iii) enabling connectivity with our suppliers; (iv) enabling e-commerce between our customers and our subsidiaries; (v) the development and implementation of business analytics systems and related data sets, which provide enhanced management tools; (vi) supply chain optimization; (vii) building the largest source of digitized HVAC/R product information; and (viii) maintaining our website, ACDoctor.com, which educates consumers about energy efficient HVAC solutions and financial incentives related to the installation of energy efficient systems and connects them with high quality contractors.

Performance-Based Compensation & Stock-Based Equity Plans

We maintain a culture that rewards performance through a variety of performance-based pay, commission programs, cash incentives and stock-based equity programs. Stock-based plans include 401(k) matching contributions to eligible employees, a voluntary employee stock purchase plan and the granting of stock options and non-vested restricted stock based on individual merit and measures of performance. Our equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership and an ‘ownership culture’ whereby management and employees think and act as owners of the Company. We believe that our restricted stock program is particularly unique as an employee’s restricted share grants generally vest entirely at the end of his or her career (age 62 or later) and are subject to significant risks of forfeiture prior thereto.

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

Operating Philosophy

We encourage our local leadership to operate in a manner that builds upon the long-term relationships they have established between their suppliers and customers. Typically, we maintain the identity and culture of businesses by retaining their historical trade names, management teams and sales organizations and continuing their product brand-name offerings. We believe this strategy allows us to build on the value of the acquired operations by creating additional sales opportunities while providing an attractive exit strategy for the former owners of these companies.

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

DESCRIPTION OF BUSINESS

Products

We sell an expansive line of products and maintain a diverse mix of inventory to meet our customers’ immediate needs and seek to provide products a contractor would generally require when installing or repairing a central air conditioner, furnace or refrigeration system on short notice. The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 British Thermal Units (“BTUs”) and is generally adequate to air condition approximately 500 square feet of residential space. The products we distribute consist of: (i) equipment, including residential ducted and ductless air conditioners ranging from 1 to 5 tons, gas, electric and oil furnaces ranging from 50,000 to 150,000 BTUs, commercial air conditioning and heating equipment and systems ranging from 1-1/2 to 25 tons and other specialized equipment, (ii) parts, including replacement compressors, evaporator coils, motors and other component parts and (iii) supplies, including thermostats, insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives and other ancillary supplies.

Sales of HVAC equipment accounted for 66% and 64% of our revenues for the years ended December 31, 2015 and 2014, respectively. Sales of other HVAC products (currently sourced from more than 1,300 vendors) comprised 29% and 31% of our revenues for the years ended December 31, 2015 and 2014, respectively. Sales of commercial refrigeration products accounted for 5% of our revenues for both the years ended December 31, 2015 and 2014.

Distribution and Sales

At December 31, 2015, we operated from 566 locations, a vast majority of which are located in regions that we believe have demographic trends favorable to our business. We maintain large inventories at each of our warehouse locations, and either deliver products to customers using one of our trucks or a third party logistics provider, or we make products available for pick-up at the location nearest to the customer. We have approximately 1,000 commissioned salespeople, averaging more than 11 years of experience in the HVAC/R distribution industry.

The markets we serve are as follows:

	% of Revenues for the Year Ended December 31, 2015	Number of Locations as of December 31, 2015
United States	87%	508
Canada	6%	38
Latin America and the Caribbean	7%	20

Total	100%	566

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

Markets

The table below identifies the number of our stores by location as of December 31, 2015:

Florida	106
Texas	81
North Carolina	37
California	36
Georgia	35
South Carolina	29
Tennessee	22
Virginia	22
Louisiana	19
New York	13
Massachusetts	10
Alabama	9
Mississippi	9
Maryland	8
Missouri	8
Arizona	7
Arkansas	6
Connecticut	6
Oklahoma	6
Kansas	5
Utah	5
New Jersey	4
Maine	3
Iowa	2
Kentucky	2
Nebraska	2
Nevada	2
Pennsylvania	2
Rhode Island	2
South Dakota	2
West Virginia	2
Colorado	1
Indiana	1
New Hampshire	1
New Mexico	1
North Dakota	1
Vermont	1

United States	508
Canada	38
Mexico	12
Puerto Rico	8

Total	566

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

Combined, the joint ventures with Carrier represented 62% of our revenues for the year ended December 31, 2015. See Supplier Concentration in “Business Risk Factors” in Item 1A.

The business and affairs of the joint ventures are controlled, directed and managed exclusively by Carrier Enterprise I’s, Carrier Enterprise II’s and Carrier Enterprise III’s respective boards of directors (the “Boards”) pursuant to related operating agreements. The Boards have full, complete and exclusive authority, power and discretion to manage and control the business, property and affairs of their respective joint ventures and to make all decisions regarding those matters and to perform activities customary or incident to the management of such joint ventures, including approval of distributions to us, Carrier and UTC Canada. Each Board is composed of five directors, of whom three directors represent our controlling interest and two directors represent Carrier’s non-controlling interest. Matters presented to the Boards for vote are considered approved or consented to upon the receipt of the affirmative vote of at least a majority of all directors entitled to vote with the exception of certain governance matters, which require joint approval.

Customers and Customer Service

Air conditioning and heating contractors and dealers that install HVAC/R products in homes and businesses must be licensed given the highly-regulated nature of the products, refrigerant, natural gas and building and zoning requirements. We currently serve approximately 88,000 active contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating and refrigeration systems. No single customer in 2015, 2014 or 2013 represented more than 1% of our consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through mobile applications and e-commerce, which allows customers to access information online 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times and make payments. We believe we compete successfully with other distributors primarily on the basis of an experienced sales organization, strong service support, maintenance of well-stocked inventories, density of warehouse locations, high quality reputation, broad product lines and the ability to foresee customer demand for new products.

Key Supplier Relationships

Given our leadership position, Watsco represents a strategic business relationship to many of the leading manufacturers in our industry. Significant relationships with HVAC/R equipment manufacturers include Carrier, Rheem, Goodman, Manitowoc, Mitsubishi Electric Corporation, Gree Electric Appliances, Inc., Trane, Midea Group and Nordyne. In addition, we have substantial relationships with manufacturers of non-equipment HVAC/R products, including Chemours, Emerson, Honeywell, Johns Manville, Mueller and Owens Corning.

We believe the diversity of products that we sell, along with the manufacturers’ current product offerings, quality, marketability and brand-name recognition, allow us to operate favorably relative to our competitors. To maintain brand-name recognition, the HVAC/R equipment manufacturers provide national advertising and participate with us in cooperative advertising programs and promotional incentives that are targeted to both dealers and end-users. We estimate that the replacement market for air conditioning products currently accounts for approximately 85% of industry sales in the United States, and we expect this percentage to increase as units installed in the past 20 years wear out or otherwise become practical to replace sooner with newer, more energy-efficient models.

The Company’s top ten suppliers accounted for 84% of our purchases, including 62% from Carrier and 9% from Rheem. Given the significant concentration of our suppliers, particularly with Carrier and Rheem, any significant interruption with these suppliers could temporarily disrupt the operations of certain of our subsidiaries, impact current inventory levels and could adversely affect our financial results. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ respective products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. However, the Company believes that alternative or substitute products would be readily available in the event of disruption of current supplier relationships given the Company’s prominence in the marketplace, including the number of locations, sales personnel, support structure, marketing and sales expertise, financial position and established market share. See “Business Risk Factors” in Item 1A of this Annual Report on Form 10-K for further discussion.

Distribution Agreements

We maintain trade name and distribution agreements with Carrier and Rheem that provide us distribution rights on an exclusive basis in specified territories that are not subject to a stated term or expiration date. We also maintain distribution agreements with various other suppliers, either on an exclusive or non-exclusive basis, for various terms ranging from one to ten years. Certain distribution agreements contain provisions that restrict or limit the sale of competitive products in the locations that sell such branded products. Other than where such location-level restrictions apply, we may distribute the lines of other manufacturer’s air conditioning or heating equipment in other locations in the same territories.

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

Employees

We had approximately 5,000 employees as of December 31, 2015, substantially all of whom are non-union employees. Most of these employees are employed on a full-time basis, and our relations with our employees are good.

Order Backlog

Order backlog is not a material aspect of our business, and no material portion of our business is subject to government contracts.

Government Regulations, Environmental and Health and Safety Matters

Our business is subject to federal, state and local laws and regulations relating to the storage, handling, transportation and release of hazardous materials into the environment. These laws and regulations include the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems and the production, servicing and disposal of certain ozone-depleting refrigerants used in such systems, including those established at the Montreal Protocol in 1992 concerning the phase-out of the production of CFC-based refrigerants on January 1, 2010 for use in new equipment. We are also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990. Our operations are also subject to health and safety requirements including the Occupational, Safety and Health Act. We believe that we operate our business in compliance with all applicable federal, state and local laws, rules and regulations.

Our industry and business are also subject to a United States Department of Energy (“DOE”) mandate, effective January 1, 2015, that effects changes to the minimum required efficiency of HVAC systems. The DOE has divided the United States into three regions, the North, the Southeast and the Southwest, according to the number of hours that an air conditioner spends cooling a home during the hotter months. Prior to 2015, there was a national minimum standard for energy efficiency of 13 SEER (seasonal energy efficiency rating, the metric used to measure energy efficiency) for all equipment produced in the United States. Beginning in 2015, the new standard increased the minimum allowed efficiency to 14 SEER for the Southeast and Southwest regions. During 2015, the Company began transitioning out of its 13 SEER inventory in these regions while an increasing mix of higher-efficiency 14 SEER inventory was purchased and sold. The transition is expected to be complete by June 2016 in accordance with the timeline required by the mandate.

Financial Information About Geographic Areas

Our operations are primarily within the United States, including Puerto Rico, Canada and Mexico. Products are also sold from the United States on an export-only basis to portions of Latin America and the Caribbean Basin. The following tables set forth revenues and long-lived assets by geographic area (in millions):

Years Ended December 31,	2015	2014	2013
Revenues:
United States	$3,711	$3,525	$3,325
Canada	264	301	318
Mexico	138	119	100

Total Revenues	$4,113	$3,945	$3,743

December 31,	2015	2014	2013
Long-Lived Assets:
United States	$442	$435	$429
Canada	155	187	208
Mexico	5	5	5

Total Long-Lived Assets	$602	$627	$642

Revenues are attributed to countries based on the location of the store from which the sale occurred. Long-lived assets consist of property and equipment, goodwill and intangible assets.

Available Information

Our website is at www.watsco.com. Our investor relations website is located at www.investors.watsco.com. We make available, free of charge, on our investor relations website under the heading “SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website address is included in this report only as an inactive textual reference. Information contained on, or available through, our website is not incorporated by reference in, or made a part of, this report.

ITEM 1A.	RISK FACTORS

Business Risk Factors

Supplier Concentration

The Company’s top ten suppliers accounted for 84% of our purchases during 2015, including 62% from Carrier and 9% from Rheem. Given the significant concentration of our supply chain, particularly with Carrier and Rheem, any significant interruption by any of the key manufacturers or a termination of a relationship could temporarily disrupt the operations of certain of our subsidiaries. Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these manufacturers or a decline in market acceptance of these manufacturers’ products could have a material adverse effect on our results of operations, cash flows and liquidity.

We maintain trade name and distribution agreements with Carrier and Rheem that provide us distribution rights on an exclusive basis in specified territories. Such agreements are not subject to a stated term or expiration date.

We also maintain other distribution agreements with various other suppliers, either on an exclusive or non-exclusive basis, for various terms ranging from one to ten years. Certain of the distribution agreements contain provisions that restrict or limit the sale of competitive products in the locations that sell such branded products. Other than where such location-level restrictions apply, we may distribute other manufacturers’ lines of air conditioning or heating equipment in other locations in the same territories.

Risks Inherent in Acquisitions

As part of our strategy, we intend to pursue additional acquisitions of complementary businesses, including through joint ventures. If we complete future acquisitions or enter into new joint ventures, we may be required to incur or assume additional debt and/or issue additional shares of our common stock as consideration, which will dilute our existing shareholders’ ownership interest in us and may affect our results of operations. Growth through acquisitions involves a number of risks, including, but not limited to, the following:

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

In addition, acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot assure you that the indemnification, if any, granted to us by sellers of acquired companies or by joint venture partners will be sufficient in amount, scope or duration to offset the possible liabilities associated with businesses or properties that we assume upon consummation of an acquisition or joint venture. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

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

Foreign Currency Exchange Rate Fluctuations

The functional currency of our operations in Canada is the Canadian dollar, and the functional currency of our operations in Mexico is the U.S. dollar because the majority of our Mexican transactions are denominated in U.S. dollars. Foreign currency exchange rates and fluctuations may have an impact on transactions denominated in Canadian dollars and Mexican Pesos, and, therefore, could adversely affect our financial performance. Although we use foreign currency forward contracts to mitigate the impact of currency exchange rate movements, we do not currently hold any derivative contracts that hedge our foreign currency translational exposure.

Seasonality

Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal, resulting in fluctuations in our revenue from quarter to quarter. Furthermore, profitability can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during Summer or Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly even during the year except for dependence on housing completions and related weather and economic conditions.

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

International Political Risk

Our international sales and operations, as well as sourcing of products from suppliers with international operations, are subject to various risks associated with changes in local laws, regulations and policies, including those related to tariffs, trade restrictions and trade agreements, investments, taxation, capital controls, employment regulations, different liability standards and limitations on the repatriation of funds due to foreign currency controls. Our international sales and operations, as well as sourcing of products from suppliers with international operations are also sensitive to changes in foreign national priorities, including government budgets, as well as political and economic instability. Unfavorable changes in any of the foregoing could adversely affect our results of operations or could cause a disruption in our supply chain for products sourced internationally. Additionally, failure to comply with the United States Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

General Risk Factors

Goodwill and Intangibles

At December 31, 2015, goodwill and intangibles represented approximately 30% of our total assets. The recoverability of goodwill and indefinite lived intangibles is evaluated at least annually and when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of our reporting unit and indefinite lived intangibles are based on the best information available as of the date of the assessment and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment or market conditions. We cannot assure you that we will not suffer material impairments to goodwill in the future.

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

Insider Ownership

As of December 31, 2015, our directors and executive officers and entities affiliated with them owned (i) Common stock representing 1% of the outstanding shares of Common stock and (ii) Class B common stock representing 89% of the outstanding shares of Class B common stock. These interests represent 56% of the aggregate combined voting power (including 52% beneficially owned by Albert H. Nahmad, Chairman and Chief Executive Officer, through shares owned by him and shares held by affiliated limited partnerships and various family trusts). Accordingly, our directors and executive officers collectively have the voting power to elect six members of our nine-person Board of Directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main properties include warehousing and distribution facilities, trucks and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2015, we operated 566 warehousing and distribution facilities across 37 U.S. states, Canada, Mexico and Puerto Rico, having an aggregate of approximately 12.7 million square feet of space, of which approximately 12.5 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are sufficient to meet our present operating needs.

Trucks

At December 31, 2015, we operated 638 ground transport vehicles, including delivery and pick-up trucks, vans and tractors. Of this number, 336 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.

Administrative Facility

Senior management and support staff are located at our corporate headquarters in Miami, Florida in approximately 52,000 square feet of owned space.

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

Stock Exchange Information, Common Share Price Performance and Dividends

Our Common stock is listed on the New York Stock Exchange under the ticker symbol WSO, and our Class B common stock is listed on the New York Stock Exchange under the ticker symbol WSOB.

Our 2015 Annual Report contains “Information on Common Stock,” which identifies the exchange on which our two classes of common stock are traded and contains the high and low sales prices and dividend information for the years ended December 31, 2015 and 2014, and is incorporated herein by reference.

Shareholder Return Performance

The following graph compares the cumulative five-year total shareholder return attained by holders of our Common stock and

Class B common stock relative to the cumulative total returns of the NYSE MKT Composite index, the S&P Midcap 400 index and a prior peer group of companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in the prior peer group on December 31, 2010 and its relative performance is tracked through December 31, 2015.

We have determined that the companies contained in the prior peer group are not comparable to us given our position as the largest distributor of HVAC/R equipment, parts and supplies in North America, their dissimilarity relative to our unique, sole line of business, the nature of our customers (air conditioning and heating contractors) and the products and markets that we serve. For the foregoing reasons, we further determined that we cannot reasonably identify an appropriate peer group and have therefore, included the performance of the S&P Midcap 400 index in the graph below, which contains companies with similar market capitalizations to our own.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Comparison of 5 Year Cumulative Total Shareholder Return

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	12/10	12/11	12/12	12/13	12/14	12/15
Watsco, Inc.	100.00	107.75	136.39	177.26	201.72	226.01
Watsco Class B	100.00	107.48	141.36	185.76	210.34	238.86
NYSE MKT Composite	100.00	104.50	110.18	118.63	120.72	107.77
S&P Midcap 400	100.00	98.27	115.84	154.64	169.75	166.05
Prior Peer Group *	100.00	97.55	141.07	200.21	193.61	217.99

*	Consists of Beacon Roofing Supply, Inc., Lennox International Inc., Pool Corp. and Wesco International, Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. No shares were repurchased under this plan in 2015, 2014 or 2013. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of this plan. At December 31, 2015, there were 1,129,087 shares remaining authorized for repurchase under this plan. We did not otherwise repurchase any of our common stock during the quarter ended December 31, 2015.

Dividends

Cash dividends per share of $2.80, $2.00 and $1.15 for both Common and Class B common stock were paid in 2015, 2014 and 2013, respectively. In October 2015, our Board of Directors approved an increase in the quarterly cash dividend payable on each share of Common stock and Class B common stock to $0.85 per share from $0.70 per share, which was reflected in the dividend declared and paid in January 2016. Future dividends will be declared and paid at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Our 2015 Annual Report contains “Selected Consolidated Financial Data”, which section is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our 2015 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which section is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2015 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk”, which section is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our 2015 and 2014 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2015, 2014 and 2013, together with the report thereon of KPMG LLP dated February 29, 2016 in our 2015 Annual Report are incorporated herein by reference.

The 2015 and 2014 unaudited Selected Quarterly Financial Data appearing in our 2015 Annual Report is incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our 2015 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of KPMG LLP dated February 29, 2016, and each is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

This part of Form 10-K, which includes Items 10 through 14, is omitted because we will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of our most recently ended fiscal year, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. Our consolidated financial statements are incorporated by reference from our 2015 Annual Report.

(2)	Financial Statement Schedules. The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The following exhibits are submitted with this Annual Report on Form 10-K or, where indicated, incorporated by reference to other filings.

3.1	Composite Articles of Incorporation of Watsco, Inc. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

3.2	Watsco Inc. Amended and Restated Bylaws effective August 22, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 28, 2012 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.1(a)	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference). *

10.1(b)	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). *

10.1(c)	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). *

10.1(d)	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.1(e)	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference). *

10.1(f)	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference). *

10.1(g)	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). *

10.1(h)	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). *

10.1(i)	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference). *

10.1(j)	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference). *

10.1(k)	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference). *

10.1(l)	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference). *

10.1(m)	Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference). *

10.1(n)	Thirteenth Amendment dated January 1, 2012 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference). *

10.1(o)	Fourteenth Amendment dated January 1, 2013 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference). *

10.1(p)	Fifteenth Amendment dated January 1, 2014 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference). *

10.1(q)	Sixteenth Amendment dated January 1, 2015 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference). *

10.2	Watsco, Inc. Amended and Restated 2001 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2009 Annual Meeting of Shareholders and incorporated herein by reference). *

10.3	Watsco, Inc. 2014 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2014 Annual Meeting of Shareholders and incorporated herein by reference). *

10.4	Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated April 18, 2011 (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2011 Annual Meeting of Shareholders and incorporated herein by reference). *

10.5(a)	Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q on August 2, 2013 and incorporated herein by reference).

10.5(b)	Amendment No. 1 dated as of August 8, 2012, to the Credit Agreement dated as of April 27, 2012 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 and incorporated herein by reference).

10.5(c)	Amendment No. 2, dated as of July 1, 2013, to Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on July 2, 2013 and incorporated herein by reference).

10.5(d)	Amendment No. 3, dated as of June 25, 2014, to Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on June 27, 2014 and incorporated herein by reference).

10.6	Operating Agreement of Carrier Enterprise, LLC (Amended and Restated), dated as of July 1, 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.7	Second Amended and Restated Shareholder Agreement by and among Watsco, Inc., Carrier Corporation and UTC Canada Corporation, dated as of April 27, 2012 (filed as Exhibit 10.4 to the Current Report on Form 8-K on May 3, 2012 and incorporated herein by reference).

10.8	Operating Agreement of Carrier Enterprise Northeast, LLC, dated as of April 30, 2011 (filed as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.9	Carrier Enterprise Canada (G.P.), Inc. Shareholders’ Agreement dated as of April 27, 2012 (filed as Exhibit 10.2 to the Current Report on Form 8-K on May 3, 2012 and incorporated herein by reference).

13	2015 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2015 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

21.1	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document. #

101.SCH	XBRL Taxonomy Extension Schema Document. #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. #

#	filed herewith.
+	furnished herewith.
*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 29, 2016	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, Chief Executive Officer

February 29, 2016	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ALBERT H. NAHMAD Albert H. Nahmad	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 29, 2016

/S/ BARRY S. LOGAN Barry S. Logan	Director and Senior Vice President	February 29, 2016

/S/ ANA M. MENENDEZ Ana M. Menendez	Chief Financial Officer (principal accounting officer and principal financial officer)	February 29, 2016

/S/ DAVID C. DARNELL David C. Darnell	Director	February 29, 2016

/S/ DENISE DICKINS Denise Dickins	Director	February 29, 2016

/S/ STEVEN R. FEDRIZZI Steven R. Fedrizzi	Director	February 29, 2016

/S/ PAUL F. MANLEY Paul F. Manley	Director	February 29, 2016

/S/ BOB L. MOSS Bob L. Moss	Director	February 29, 2016

/S/ AARON J. NAHMAD Aaron J. Nahmad	Director and President	February 29, 2016

/S/ GEORGE P. SAPE George P. Sape	Director	February 29, 2016

Exhibit Index

Exhibit Number	Description

3.1	Composite Articles of Incorporation of Watsco, Inc. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

3.2	Watsco Inc. Amended and Restated Bylaws effective August 22, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 28, 2012 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference).

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.1(a)	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference).

10.1(b)	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.1(c)	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.1(d)	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.1(e)	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.1(f)	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.1(g)	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.1(h)	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.1(i)	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

10.1(j)	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.1(k)	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.1(l)	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.1(m)	Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.1(n)	Thirteenth Amendment dated January 1, 2012 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.1(o)	Fourteenth Amendment dated January 1, 2013 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.1(p)	Fifteenth Amendment dated January 1, 2014 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.1(q)	Sixteenth Amendment dated January 1, 2015 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.2	Watsco, Inc. Amended and Restated 2001 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2009 Annual Meeting of Shareholders and incorporated herein by reference).

10.3	Watsco, Inc. 2014 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2014 Annual Meeting of Shareholders and incorporated herein by reference).

10.4	Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated April 18, 2011 (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2011 Annual Meeting of Shareholders and incorporated herein by reference).

10.5(a)	Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q on August 2, 2013 and incorporated herein by reference).

10.5(b)	Amendment No. 1 dated as of August 8, 2012, to the Credit Agreement dated as of April 27, 2012 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 and incorporated herein by reference).

10.5(c)	Amendment No. 2, dated as of July 1, 2013, to Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on July 2, 2013 and incorporated herein by reference).

10.5(d)	Amendment No. 3, dated as of June 25, 2014, to Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K on June 27, 2014 and incorporated herein by reference).

10.6	Operating Agreement of Carrier Enterprise, LLC (Amended and Restated), dated as of July 1, 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.7	Second Amended and Restated Shareholder Agreement by and among Watsco, Inc., Carrier Corporation and UTC Canada Corporation, dated as of April 27, 2012 (filed as Exhibit 10.4 to the Current Report on Form 8-K on May 3, 2012 and incorporated herein by reference).

10.8	Operating Agreement of Carrier Enterprise Northeast, LLC, dated as of April 30, 2011 (filed as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.9	Carrier Enterprise Canada (G.P.), Inc. Shareholders’ Agreement dated as of April 27, 2012 (filed as Exhibit 10.2 to the Current Report on Form 8-K on May 3, 2012 and incorporated herein by reference).

13	2015 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2015 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.