Form 10-Q
period 2016-03-31
WATSCO INC
filed 2016-05-06
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares of each class of our common stock outstanding as of May 2, 2016 was (i) 30,342,504 shares of Common stock, $0.50 par value per share, excluding 6,322,650 treasury shares, and (ii) 5,121,513 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 20

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarters Ended March 31,
	2016	2015
Revenues	$851,424	$808,972
Cost of sales	638,977	604,747

Gross profit	212,447	204,225
Selling, general and administrative expenses	161,779	157,217

Operating income	50,668	47,008
Interest expense, net	986	1,377

Income before income taxes	49,682	45,631
Income taxes	15,508	14,331

Net income	34,174	31,300
Less: net income attributable to non-controlling interest	8,637	8,252

Net income attributable to Watsco, Inc.	$25,537	$23,048

Earnings per share for Common and Class B common stock:
Basic and diluted	$0.71	$0.65

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 20

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarters Ended March 31,
	2016	2015
Net income	$34,174	$31,300
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	13,693	(19,875)
Unrealized (loss) gain on cash flow hedging instruments arising during the period	(793)	1,626
Reclassification of gain on cash flow hedging instruments into earnings	(778)	(137)
Unrealized gain on available-for-sale securities arising during the period	9	7

Other comprehensive income (loss)	12,131	(18,379)
Comprehensive income	46,305	12,921
Less: comprehensive income attributable to non-controlling interest	13,340	816

Comprehensive income attributable to Watsco, Inc.	$32,965	$12,105

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 20

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,856	$35,229
Accounts receivable, net	464,154	451,079
Inventories	746,122	673,967
Other current assets	18,793	20,990

Total current assets	1,261,925	1,181,265
Property and equipment, net	61,866	62,715
Goodwill	381,238	378,310
Intangible assets, net	166,240	160,481
Other assets	5,621	5,671

	$1,876,890	$1,788,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$187	$184
Accounts payable	222,508	145,162
Accrued expenses and other current liabilities	124,556	124,955

Total current liabilities	347,251	270,301

Long-term obligations:
Borrowings under revolving credit agreement	237,900	245,300
Other long-term obligations, net of current portion	466	514

Total long-term obligations	238,366	245,814

Deferred income taxes and other liabilities	70,569	68,606

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,330	18,308
Class B common stock, $0.50 par value	2,574	2,533
Preferred stock, $0.50 par value	—	—
Paid-in capital	610,285	602,522
Accumulated other comprehensive loss, net of tax	(39,476)	(46,904)
Retained earnings	490,780	495,276
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	968,068	957,310
Non-controlling interest	252,636	246,411

Total shareholders’ equity	1,220,704	1,203,721

	$1,876,890	$1,788,442

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 20

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarters Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$34,174	$31,300
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,957	4,621
Share-based compensation	2,785	2,831
Non-cash contribution to 401(k) plan	2,348	1,963
Provision for doubtful accounts	1,056	1,288
Excess tax benefits from share-based compensation	(854)	(358)
Other, net	601	758
Changes in operating assets and liabilities:
Accounts receivable	(11,934)	(6,884)
Inventories	(69,118)	(126,900)
Accounts payable and other liabilities	75,936	72,050
Other, net	1,901	2,548

Net cash provided by (used in) operating activities	41,852	(16,783)

Cash flows from investing activities:
Capital expenditures	(2,743)	(3,114)
Proceeds from sale of property and equipment	69	71

Net cash used in investing activities	(2,674)	(3,043)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(30,033)	(24,524)
Net (repayments) proceeds under revolving credit agreement	(7,400)	38,497
Distributions to non-controlling interest	(7,115)	(3,654)
Net repayments of other long-term obligations	(45)	(41)
Excess tax benefits from share-based compensation	854	358
Net proceeds from issuances of common stock	2,101	1,381

Net cash (used in) provided by financing activities	(41,638)	12,017

Effect of foreign exchange rate changes on cash and cash equivalents	87	(387)

Net decrease in cash and cash equivalents	(2,373)	(8,196)
Cash and cash equivalents at beginning of period	35,229	24,447

Cash and cash equivalents at end of period	$32,856	$16,251

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 20

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2016

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying March 31, 2016 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly consistent during the year, subject to weather and economic conditions, including their effect on the number of housing completions.

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

New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a standard on revenue recognition that provides a single, comprehensive revenue recognition model for all contracts with customers. The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. The core principle is that a company will recognize revenue to reflect the transfer of goods or services to customers at an amount that the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this standard by one year. As a result, this standard is effective for our interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We will adopt this guidance on January 1, 2018, and are currently evaluating the impact on our consolidated financial statements.

Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance that will require debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as an asset. This guidance is effective retrospectively for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our consolidated financial statements.

7 of 20

Leases

In February 2016, the FASB issued guidance on accounting for leases, which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach. We are evaluating the impact of this guidance on our consolidated financial statements.

Share-Based Payments

In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. The guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and will be applied on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; early adoption is permitted if all provisions are adopted in the same period. We are evaluating the impact of the amended guidance on our consolidated financial statements.

2.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

Quarters Ended March 31,	2016	2015
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$25,537	$23,048
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	2,413	1,868

Earnings allocated to Watsco, Inc. shareholders	$23,124	$21,180

Weighted-average common shares outstanding – Basic	32,511,806	32,377,159
Basic earnings per share for Common and Class B common stock	$0.71	$0.65
Allocation of earnings for Basic:
Common stock	$21,205	$19,409
Class B common stock	1,919	1,771

	$23,124	$21,180

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$25,537	$23,048
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	2,413	1,868

Earnings allocated to Watsco, Inc. shareholders	$23,124	$21,180

Weighted-average common shares outstanding – Basic	32,511,806	32,377,159
Effect of dilutive stock options	25,419	53,918

Weighted-average common shares outstanding – Diluted	32,537,225	32,431,077

Diluted earnings per share for Common and Class B common stock	$0.71	$0.65

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At March 31, 2016 and 2015, our outstanding Class B common stock was convertible into 2,698,100 and 2,707,625 shares of our Common stock, respectively.

Diluted earnings per share excluded 126,000 and 13,767 shares for the quarters ended March 31, 2016 and 2015, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

8 of 20

3.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as its functional currency and changes in the unrealized gains on cash flow hedging instruments and available-for-sale securities. The tax effects allocated to each component of other comprehensive income (loss) were as follows:

Quarters Ended March 31,	2016	2015
Foreign currency translation adjustment	$13,693	$(19,875)

Unrealized (loss) gain on cash flow hedging instruments	(1,086)	2,227
Income tax benefit (expense)	293	(601)

Unrealized (loss) gain on cash flow hedging instruments, net of tax	(793)	1,626

Reclassification of gain on cash flow hedging instruments into earnings	(1,066)	(188)
Income tax expense	288	51

Reclassification of gain on cash flow hedging instruments into earnings, net of tax	(778)	(137)

Unrealized gain on available-for-sale securities	13	11
Income tax expense	(4)	(4)

Unrealized gain on available-for-sale securities, net of tax	9	7

Other comprehensive income (loss)	$12,131	$(18,379)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Quarters Ended March 31,	2016	2015
Foreign currency translation adjustment:
Beginning balance	$(47,204)	$(23,623)
Current period other comprehensive income (loss)	8,362	(11,843)

Ending balance	(38,842)	(35,466)

Cash flow hedging instruments:
Beginning balance	600	168
Current period other comprehensive (loss) income	(476)	975
Less reclassification adjustment	(467)	(82)

Ending balance	(343)	1,061

Available-for-sale securities:
Beginning balance	(300)	(292)
Current period other comprehensive income	9	7

Ending balance	(291)	(285)

Accumulated other comprehensive loss, net of tax	$(39,476)	$(34,690)

4.	DERIVATIVES

We enter into foreign currency forward contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.

Cash Flow Hedging Instruments

We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive income (loss) to earnings for the period in which the settlement of these

9 of 20

instruments occur. The maximum period for which we hedge our cash flow using these instruments is 12 months. Accordingly, at March 31, 2016, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at March 31, 2016 was $25,900, and such contracts have varying terms expiring through September 2016.

The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

Quarters Ended March 31,	2016	2015
(Loss) gain recorded in accumulated other comprehensive loss	$(1,086)	$2,227
Gain reclassified from accumulated other comprehensive loss into earnings	$1,066	$188

At March 31, 2016, we expected an estimated $782 pre-tax loss to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

Derivatives Not Designated as Hedging Instruments

We have also entered into foreign currency forward contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at March 31, 2016 was $15,200, and such contracts have varying terms expiring through May 2016.

We recognized (losses) gains of $(431) and $1,383 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2016 and 2015, respectively.

The following table summarizes the fair value of derivative instruments, which consist solely of foreign currency forward contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 5.

	Asset Derivatives		Liability Derivatives
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments	$—	$923	$1,079	$3
Derivatives not designated as hedging instruments	26	326	1,000	4

Total derivative instruments	$26	$1,249	$2,079	$7

10 of 20

5.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at March 31, 2016 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$267	$267	—	—
Derivative financial instruments	Other current assets	$26	—	$26	—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$2,079	—	$2,079	—

			Fair Value Measurements at December 31, 2015 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$254	$254	—	—
Derivative financial instruments	Other current assets	$1,249	—	$1,249	—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$7	—	$7	—

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

There were no transfers in or out of Level 1 and Level 2 during the quarter ended March 31, 2016.

6.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $0.85 and $0.70 per share of Common stock and Class B common stock during the quarters ended March 31, 2016 and 2015, respectively.

Non-Vested Restricted Stock

During the quarters ended March 31, 2016 and 2015, we granted 87,678 and 152,979 shares of non-vested restricted stock, respectively. During the quarter ended March 31, 2016, 7,282 shares of Common stock with an aggregate fair market value of $945 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.

Exercise of Stock Options

During the quarters ended March 31, 2016 and 2015, 27,000 and 25,200 stock options, respectively, were exercised for a combination of Common and Class B common stock. Cash received from Common stock issued as a result of stock options exercised during the quarters ended March 31, 2016 and 2015 was $1,804 and $1,103, respectively. During the quarter ended March 31, 2015, 4,627 shares of Class B common stock with an aggregate fair market value of $549 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended March 31, 2016 and 2015, 2,628 and 2,669 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $297 and $278, respectively.

11 of 20

401(k) Plan

During the quarters ended March 31, 2016 and 2015, we issued 20,045 and 18,343 shares of Common stock, respectively, to our profit sharing retirement plan, representing the Common stock discretionary matching contribution of $2,348 and $1,963, respectively.

Non-controlling Interest

Of our three joint ventures with Carrier, we have an 80% controlling interest in one and a 60% controlling interest in each of the other two, while Carrier has either a 20% or 40% non-controlling interest in such joint ventures, as applicable. The following table reconciles shareholders’ equity attributable to Carrier’s non-controlling interest:

Non-controlling interest at December 31, 2015	$246,411
Net income attributable to non-controlling interest	8,637
Foreign currency translation adjustment	5,331
Distributions to non-controlling interest	(7,115)
Loss recorded in accumulated other comprehensive loss	(317)
Gain reclassified from accumulated other comprehensive loss into earnings	(311)

Non-controlling interest at March 31, 2016	$252,636

7.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

In December 2015, a purported Watsco shareholder, Nelson Gaskins, filed a derivative lawsuit in the U.S. District Court for the Southern District of Florida against Watsco’s Board of Directors. The Company is a nominal defendant. The lawsuit alleges breach of fiduciary duties regarding CEO incentive compensation and seeks to recover alleged excessive incentive compensation and unspecified damages. The defendants believe the claims are entirely without merit and intend to vigorously defend against them. We believe the ultimate outcome of this matter will not have a material adverse effect on our financial condition or results of operations.

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $3,082 and $3,214 at March 31, 2016 and December 31, 2015, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

Purchase Obligations

At March 31, 2016, we were obligated under a non-cancelable purchase order with one of our key suppliers for goods aggregating approximately $176,000.

8.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 61% and 58% of all inventory purchases made during the quarters ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, approximately $90,000 and $85,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2016 and 2015 included approximately $12,000 and $8,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

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

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding other important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see the discussion included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

The following information should be read in conjunction with the condensed consolidated unaudited financial statements, including the notes thereto, included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us” or “our”) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At March 31, 2016, we operated from 565 locations in 37 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

13 of 20

Revenues primarily consist of sales of air conditioning, heating and refrigeration equipment and related parts and supplies. Selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions and marketing expenses that are variable and correlate to changes in sales. Other significant selling, general and administrative expenses relate to the operation of warehouse facilities, including a fleet of trucks and forklifts, and facility rent, which expenses are payable mostly under non-cancelable operating leases.

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

Our critical accounting policies are included in our 2015 Annual Report on Form 10-K, as filed on February 29, 2016. We believe that there have been no significant changes during the quarter ended March 31, 2016 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters ended March 31, 2016 and 2015:

14 of 20

	2016	2015
Revenues	100.0%	100.0%
Cost of sales	75.0	74.8

Gross profit	25.0	25.2
Selling, general and administrative expenses	19.0	19.4

Operating income	6.0	5.8
Interest expense, net	0.1	0.2

Income before income taxes	5.8	5.6
Income taxes	1.8	1.8

Net income	4.0	3.8
Less: net income attributable to non-controlling interest	1.0	1.0

Net income attributable to Watsco, Inc.	3.0%	2.8%

Note: Due to rounding, percentages may not add up to 100.

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At March 31, 2016 and 2015, 24 and 31 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended March 31, 2016:

Number of Locations
March 31, 2015	569
Opened	9
Closed	(12)

December 31, 2015	566
Opened	1
Closed	(2)

March 31, 2016	565

Revenues

Revenues for the first quarter of 2016 increased $42.5 million, or 5%, including $0.5 million from locations opened during the preceding 12 months, offset by $5.7 million from locations closed. On a same-store basis, revenues increased $47.7 million, or 6%, as compared to the same period in 2015, reflecting a 7% increase in sales of HVAC equipment (65% of sales), which included a 9% increase in residential HVAC equipment and a 2% increase in commercial HVAC equipment, a 4% increase in sales of other HVAC products (30% of sales) and a 6% increase in sales of commercial refrigeration products (5% of sales). The increase in same-store revenues was primarily due to strong demand for residential HVAC equipment. Revenues from sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the first quarter of 2016 increased $8.2 million, or 4%, primarily as a result of increased revenues. Gross profit margin for the quarter ended March 31, 2016 declined 20 basis-points to 25.0% versus 25.2%, primarily due to a shift in sales mix away from non-equipment products and toward HVAC equipment, which generates a lower gross profit margin than non-equipment products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2016 increased $4.6 million, or 3%, primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2016 decreased to 19.0% versus 19.4% for the same period in 2015. The decrease in selling, general, and administrative expenses as a percentage of revenues was primarily due to improved leveraging of fixed operating costs as compared to 2015. Selling, general and administrative expenses included $1.5 million of additional costs for 2016 in excess of 2015 for ongoing technology initiatives. On a same-store basis, selling, general and administrative expenses increased 4% as compared to the same period in 2015.

15 of 20

Interest Expense, Net

Net interest expense for the first quarter of 2016 decreased $0.4 million, or 28%, primarily as a result of a decrease in average outstanding borrowings, partially offset by a higher effective interest rate for the 2016 period as compared to the same period in 2015.

Income Taxes

Income taxes increased to $15.5 million for the first quarter of 2016, as compared to $14.3 million for the first quarter of 2015 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 37.0% and 37.5% for the quarters ended March 31, 2016 and 2015, respectively. The decrease was primarily due to higher tax credits in 2016 versus 2015 related to income generated by our U.S. subsidiaries.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended March 31, 2016 increased $2.5 million, or 11%, compared to the same period in 2015. The increase was primarily driven by higher revenues, higher gross profit and reduced selling, general and administrative expenses as a percent of revenues, as discussed above.

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

Sources and Uses of Cash

We rely on cash flows from operations and borrowing capacity under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes, including dividend payments, if and as declared by our Board of Directors, capital expenditures, business acquisitions and development of our long-term operating and technology strategies.

As of March 31, 2016, we had $32.9 million of cash and cash equivalents, of which $19.7 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax consequences or be subject to capital controls; however, these balances are generally available without legal restrictions to fund ordinary business operations of our foreign subsidiaries.

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

Working Capital

Working capital increased to $914.7 million at March 31, 2016 from $911.0 million at December 31, 2015.

16 of 20

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2016 and 2015:

	2016	2015	Change
Cash flows provided by (used in) operating activities	$41.9	$(16.8)	$58.7
Cash flows used in investing activities	$(2.7)	$(3.0)	$0.3
Cash flows (used in) provided by financing activities	$(41.6)	$12.0	$(53.6)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash provided by operating activities was higher primarily due to a lower seasonal build-up of inventory as well as lower inventory as a result of the transition to new regional efficiency standards in 2015 and higher net income in 2016.

Investing Activities

Net cash used in investing activities was lower due to a decrease in capital expenditures in 2016.

Financing Activities

Net cash used in financing activities was higher due to increases in repayments of borrowings under our revolving credit agreement, dividends paid and distributions to the noncontrolling interest in 2016.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $600.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. The credit agreement matures on July 1, 2019. At March 31, 2016 and December 31, 2015, $237.9 million and $245.3 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2016.

Purchase Obligations

At March 31, 2016, we were obligated under a non-cancelable purchase order with one of our key suppliers for goods aggregating approximately $176.0 million.

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

Common Stock Dividends

We paid cash dividends of $0.85 and $0.70 per share of Common stock and Class B common stock during the quarters ended March 31, 2016 and 2015, respectively. On April 1, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.85 per share of Common and Class B common stock that was paid on April 29, 2016 to shareholders of record as of April 15, 2016. Future dividends and/or changes in dividend rates will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended March 31, 2016 or 2015. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At March 31, 2016, there were 1,129,087 shares remaining authorized for repurchase under the program.

17 of 20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 7 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended March 31, 2016 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 8, 2016, we issued 20,045 shares of our Common stock to our Profit Sharing Retirement Plan & Trusts (the “Plans”) representing the employer match under the Plans for the plan year ended December 31, 2015, without registration. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof. The Plans are profit sharing retirement plans that are qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Plans are held in a single trust fund for the benefit of our employees, and no Plan holds assets for the benefit of the employees of any other employer. All of the contributions to the Plans from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plans as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

ITEM 6. EXHIBITS

10.1 #	Seventeenth Amendment dated January 1, 2016 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

18 of 20

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.

19 of 20

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 6, 2016	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

20 of 20

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.1 #	Seventeenth Amendment dated January 1, 2016 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.