Form 10-Q
period 2016-06-30
WATSCO INC
filed 2016-08-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

The number of shares of each class of our common stock outstanding as of August 5, 2016 was (i) 30,353,739 shares of Common stock, $0.50 par value per share, excluding 6,322,650 treasury shares, and (ii) 5,117,336 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 22

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$1,214,435	$1,223,439	$2,065,859	$2,032,411
Cost of sales	922,574	928,194	1,561,551	1,532,941

Gross profit	291,861	295,245	504,308	499,470
Selling, general and administrative expenses	174,271	170,386	336,050	327,603

Operating income	117,590	124,859	168,258	171,867
Interest expense, net	1,054	1,630	2,040	3,007

Income before income taxes	116,536	123,229	166,218	168,860
Income taxes	35,112	38,988	50,620	53,319

Net income	81,424	84,241	115,598	115,541
Less: net income attributable to non-controlling interest	16,803	18,818	25,440	27,070

Net income attributable to Watsco, Inc.	$64,621	$65,423	$90,158	$88,471

Earnings per share for Common and Class B common stock:
Basic	$1.82	$1.86	$2.55	$2.52

Diluted	$1.82	$1.85	$2.54	$2.51

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$81,424	$84,241	$115,598	$115,541
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	1,193	2,972	14,886	(16,903)
Unrealized (loss) gain on cash flow hedging instruments	(1,082)	(241)	(1,875)	1,385
Reclassification of loss (gain) on cash flow hedging instruments into earnings	1,176	(997)	398	(1,134)
Unrealized (loss) gain on available-for-sale securities	(18)	14	(9)	21

Other comprehensive income (loss)	1,269	1,748	13,400	(16,631)

Comprehensive income	82,693	85,989	128,998	98,910
Less: comprehensive income attributable to non-controlling interest	17,300	19,516	30,640	20,332

Comprehensive income attributable to Watsco, Inc.	$65,393	$66,473	$98,358	$78,578

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,544	$35,229
Accounts receivable, net	606,510	451,079
Inventories	749,333	673,967
Other current assets	20,438	20,990

Total current assets	1,406,825	1,181,265
Property and equipment, net	60,311	62,715
Goodwill	381,496	378,310
Intangible assets, net	165,537	160,481
Other assets	5,422	5,671

	$2,019,591	$1,788,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$195	$184
Short-term borrowings	793	—
Accounts payable	273,315	145,162
Accrued expenses and other current liabilities	132,246	124,955

Total current liabilities	406,549	270,301

Long-term obligations:
Borrowings under revolving credit agreement	267,348	245,300
Other long-term obligations, net of current portion	443	514

Total long-term obligations	267,791	245,814

Deferred income taxes and other liabilities	72,011	68,606

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,328	18,308
Class B common stock, $0.50 par value	2,579	2,533
Preferred stock, $0.50 par value	—	—
Paid-in capital	610,255	602,522
Accumulated other comprehensive loss, net of tax	(38,704)	(46,904)
Retained earnings	525,270	495,276
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	1,003,303	957,310
Non-controlling interest	269,937	246,411

Total shareholders’ equity	1,273,240	1,203,721

	$2,019,591	$1,788,442

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$115,598	$115,541
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,043	9,409
Share-based compensation	5,474	5,840
Non-cash contribution to 401(k) plan	2,348	1,963
Deferred income tax provision	2,261	3,009
Provision for doubtful accounts	1,329	476
Gain on sale of property and equipment	(356)	(366)
Excess tax benefits from share-based compensation	—	(1,774)
Changes in operating assets and liabilities:
Accounts receivable	(153,702)	(168,339)
Inventories	(72,370)	(124,477)
Accounts payable and other liabilities	130,840	84,894
Other, net	468	(303)

Net cash provided by (used in) operating activities	41,933	(74,127)

Cash flows from investing activities:
Capital expenditures	(5,618)	(14,633)
Proceeds from sale of property and equipment	624	623

Net cash used in investing activities	(4,994)	(14,010)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(60,164)	(49,165)
Distributions to non-controlling interest	(7,114)	(3,654)
Net repayments of other long-term obligations	(60)	(83)
Excess tax benefits from share-based compensation	—	1,774
Proceeds from short-term borrowings	793	2,569
Net proceeds from issuances of common stock	2,842	3,235
Net proceeds under revolving credit agreement	22,025	131,146

Net cash (used in) provided by financing activities	(41,678)	85,822

Effect of foreign exchange rate changes on cash and cash equivalents	54	(281)

Net decrease in cash and cash equivalents	(4,685)	(2,596)
Cash and cash equivalents at beginning of period	35,229	24,447

Cash and cash equivalents at end of period	$30,544	$21,851

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 22

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2016

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or “we,” “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying June 30, 2016 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly consistent during the year, subject to weather and economic conditions, including their effect on the number of housing completions.

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

Measurement of Inventory

In July 2015, the FASB issued guidance that simplifies the measurement of inventory by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies to all inventory that is measured using first-in, first-out or average cost methods. This guidance must be applied prospectively and will be effective for interim and annual reporting periods beginning after December 15, 2016. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

7 of 22

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

Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance that will require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as an asset. This guidance is effective retrospectively for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our consolidated financial statements.

Share-Based Payments

In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. The guidance requires that all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The guidance increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; early adoption is permitted if all provisions are adopted in the same period.

We elected to early adopt the amended guidance during the quarter ended June 30, 2016, which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in 2016. We elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively. The accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes are required to be recorded. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

Adoption of the amended guidance resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $2,307 for the quarter and six months ended June 30, 2016 and impacted our previously reported quarterly results for March 31, 2016 as follows:

Quarter Ended March 31, 2016	As Reported	As Adjusted
Income Statement:
Income taxes	$15,508	$14,654
Net income	$34,174	$35,028
Diluted earnings per share	$0.71	$0.74
Diluted weighted-average common shares outstanding	32,537,225	32,546,314

Balance Sheet:
Paid-in capital	$610,285	$609,431

Cash Flow Statement:
Net cash provided by operating activities	$41,852	$42,706
Net cash used in financing activities	$(41,638)	$(42,492)

8 of 22

2. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$64,621	$65,423	$90,158	$88,471
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	5,254	5,183	7,304	6,922

Earnings allocated to Watsco, Inc. shareholders	$59,367	$60,240	$82,854	$81,549

Weighted-average common shares outstanding – Basic	32,574,901	32,427,088	32,543,354	32,402,262
Basic earnings per share for Common and Class B common stock	$1.82	$1.86	$2.55	$2.52
Allocation of earnings for Basic:
Common stock	$54,411	$55,179	$75,930	$74,692
Class B common stock	4,956	5,061	6,924	6,857

	$59,367	$60,240	$82,854	$81,549

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$64,621	$65,423	$90,158	$88,471
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	5,251	5,179	7,302	6,917

Earnings allocated to Watsco, Inc. shareholders	$59,370	$60,244	$82,856	$81,554

Weighted-average common shares outstanding – Basic	32,574,901	32,427,088	32,543,354	32,402,262
Effect of dilutive stock options	31,435	50,174	32,972	52,036

Weighted-average common shares outstanding – Diluted	32,606,336	32,477,262	32,576,326	32,454,298

Diluted earnings per share for Common and Class B common stock	$1.82	$1.85	$2.54	$2.51
Anti-dilutive stock options not included above	714	2,363	16,363	54,535

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At June 30, 2016 and 2015, our outstanding Class B common stock was convertible into 2,719,495 and 2,724,464 shares of our Common stock, respectively.

3. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as its functional currency and changes in the unrealized (losses) gains on cash flow hedging instruments and available-for-sale securities. The tax effects allocated to each component of other comprehensive income (loss) were as follows:

9 of 22

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency translation adjustment	$1,193	$2,972	$14,886	$(16,903)

Unrealized (loss) gain on cash flow hedging instruments	(1,483)	(329)	(2,569)	1,898
Income tax benefit (expense)	401	88	694	(513)

Unrealized (loss) gain on cash flow hedging instruments, net of tax	(1,082)	(241)	(1,875)	1,385

Reclassification of loss (gain) on cash flow hedging instruments into earnings	1,611	(1,366)	545	(1,554)
Income tax (benefit) expense	(435)	369	(147)	420

Reclassification of loss (gain) on cash flow hedging instruments into earnings, net of tax	1,176	(997)	398	(1,134)

Unrealized (loss) gain on available-for-sale securities	(28)	23	(15)	34
Income tax benefit (expense)	10	(9)	6	(13)

Unrealized (loss) gain on available-for-sale securities, net of tax	(18)	14	(9)	21

Other comprehensive income (loss)	$1,269	$1,748	$13,400	$(16,631)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Six Months Ended June 30,	2016	2015
Foreign currency translation adjustment:
Beginning balance	$(47,204)	$(23,623)
Current period other comprehensive income (loss)	9,095	(10,065)

Ending balance	$(38,109)	$(33,688)

Cash flow hedging instruments:
Beginning balance	$600	$168
Current period other comprehensive (loss) income	(1,125)	831
Less reclassification adjustment	239	(680)

Ending balance	$(286)	$319

Available-for-sale securities:
Beginning balance	$(300)	$(292)
Current period other comprehensive (loss) income	(9)	21

Ending balance	$(309)	$(271)

Accumulated other comprehensive loss, net of tax	$(38,704)	$(33,640)

4. DERIVATIVES

We enter into foreign currency forward contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have had on certain monetary liabilities that are denominated in nonfunctional currencies.

Cash Flow Hedging Instruments

We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive income (loss) to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. Accordingly, at June 30, 2016, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at June 30, 2016 was $29,100, and such contracts have varying terms expiring through December 2016.

10 of 22

The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Loss) gain recorded in accumulated other comprehensive loss	$(1,483)	$(329)	$(2,569)	$1,898
(Loss) gain reclassified from accumulated other comprehensive loss into earnings	$(1,611)	$1,366	$(545)	$1,554

At June 30, 2016, we expected an estimated $654 pre-tax loss to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

Derivatives Not Designated as Hedging Instruments

We have also entered into foreign currency forward contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contract not designated as a hedging instrument at June 30, 2016 was approximately $5,000, and such contract expired in July 2016.

We recognized losses of $(33) and $(89) from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended June 30, 2016 and 2015, respectively. We recognized a (loss) gain of $(464) and $1,294 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes the fair value of derivative instruments, which consist solely of foreign currency forward contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 5.

	Asset Derivatives
	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments	$200	$923
Derivatives not designated as hedging instruments	74	326

Total asset derivative instruments	$274	$1,249

	Liability Derivatives
	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments	$649	$3
Derivatives not designated as hedging instruments	—	4

Total liability derivative instruments	$649	$7

11 of 22

5. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at June 30, 2016 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$239	$239	—	—
Derivative financial instruments	Other current assets	$274	—	$274	—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$649	—	$649	—

			Fair Value Measurements at December 31, 2015 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$254	$254	—	—
Derivative financial instruments	Other current assets	$1,249	—	$1,249	—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$7	—	$7	—

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

There were no transfers in or out of Level 1 and Level 2 during the six months ended June 30, 2016.

6. DEBT

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $600,000. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. The revolving credit agreement matures on July 1, 2019. At June 30, 2016 and December 31, 2015, $267,348 and $245,300, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2016.

At June 30, 2016, $793 of short-term borrowings were outstanding under a credit line established by our Mexican subsidiary. This line of credit has a one-year term, maturing on June 14, 2017, is non-committed and provides for borrowings of up to approximately $4,000 (MXN $75,000) for general corporate purposes. No short-term borrowings were outstanding under this credit line at December 31, 2015.

7. SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $0.85, $0.70, $1.70 and $1.40 per share of Common stock and Class B common stock during the quarters and six months ended June 30, 2016 and 2015, respectively.

12 of 22

Non-Vested Restricted Stock

During the quarters ended June 30, 2016 and 2015, we granted 24,500 and 19,000 shares of non-vested restricted stock, respectively. During the six months ended June 30, 2016 and 2015, we granted 112,178 and 171,979 shares of non-vested restricted stock, respectively.

During the quarter ended June 30, 2016, an aggregate of 20,195 shares of Common and Class B common stock with an aggregate fair market value of $2,603 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. During the six months ended June 30, 2016, an aggregate of 27,477 shares of Common and Class B common stock with an aggregate fair market value of $3,548 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. During the quarter and six months ended June 30, 2015, 7,206 shares of Common stock with an aggregate fair market value of $889 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. These shares were retired upon delivery.

Exercise of Stock Options

During the quarters ended June 30, 2016 and 2015, 7,500 and 41,000 stock options, respectively, were exercised for a combination of Common and Class B common stock. During the six months ended June 30, 2016 and 2015, 34,500 and 66,200 stock options, respectively, were exercised for a combination of Common and Class B common stock. Cash received from common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2016 and 2015, was $454, $1,579, $2,258 and $2,682, respectively.

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

Employee Stock Purchase Plan

During the quarters ended June 30, 2016 and 2015, 2,203 and 2,300 shares of Common stock were issued under our employee stock purchase plan, for which we received net proceeds of $287 and $275, respectively. During the six months ended June 30, 2016 and 2015, 4,831 and 4,969 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $584 and $553, respectively.

401(k) Plan

During the six months ended June 30, 2016 and 2015, we issued 20,045 and 18,343 shares of Common stock, respectively, to our profit sharing retirement plan, representing the Common stock discretionary matching contributions of $2,348 and $1,963, respectively.

Non-controlling Interest

Of our three joint ventures with Carrier, we have an 80% controlling interest in one and a 60% controlling interest in each of the other two, while Carrier has either a 20% or 40% non-controlling interest in such joint ventures, as applicable. The following table reconciles shareholders’ equity attributable to Carrier’s non-controlling interest:

Non-controlling interest at December 31, 2015	$246,411
Net income attributable to non-controlling interest	25,440
Distributions to non-controlling interest	(7,114)
Foreign currency translation adjustment	5,791
Loss recorded in accumulated other comprehensive loss	(750)
Loss reclassified from accumulated other comprehensive loss into earnings	159

Non-controlling interest at June 30, 2016	$269,937

8. COMMITMENTS AND CONTINGENCIES

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

13 of 22

While we cannot predict the outcome of this litigation, we believe the ultimate outcome of this matter will not have a material effect on our financial condition or results of operations.

We are also involved in other litigation incidental to the operation of our business. We vigorously defend all matters in which we or our subsidiaries are named defendants and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect us. Although the adequacy of existing insurance coverage and the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, we do not believe the ultimate liability associated with any known claims or litigation will have a material adverse effect on our financial condition or results of operations.

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $4,060 and $3,214 at June 30, 2016 and December 31, 2015, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

Purchase Obligations

At June 30, 2016, we were obligated under a non-cancelable purchase order with one of our key suppliers for goods aggregating approximately $129,000.

9. RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 62% and 64% of all inventory purchases made during the quarters ended June 30, 2016 and 2015, respectively. Purchases from Carrier and its affiliates comprised 62% of all inventory purchases made during both the six months ended June 30, 2016 and 2015. At June 30, 2016 and December 31, 2015, approximately $101,000 and $85,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2016 and 2015 included approximately $17,000, $21,000, $29,000 and $29,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

10. SUBSEQUENT EVENT

On July 18, 2016, our Board of Directors approved an increase to the quarterly cash dividend per share of Common and Class B common stock to $1.05 per share from $0.85 per share, beginning with the dividend that will be paid in October 2016.

14 of 22

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us” or “our”) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At June 30, 2016, we operated from 563 locations in 37 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

15 of 22

Revenues primarily consist of sales of air conditioning, heating and refrigeration equipment and related parts and supplies. Selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions and marketing expenses that are variable and correlate to changes in sales. Other significant selling, general and administrative expenses relate to the operation of warehouse facilities, including a fleet of trucks and forklifts and facility rent, which expenses are payable mostly under non-cancelable operating leases.

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

Our critical accounting policies are included in our 2015 Annual Report on Form 10-K as filed on February 29, 2016. We believe that there have been no significant changes during the quarter ended June 30, 2016 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and six months ended June 30, 2016 and 2015:

16 of 22

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.0	75.9	75.6	75.4

Gross profit	24.0	24.1	24.4	24.6
Selling, general and administrative expenses	14.3	13.9	16.3	16.1

Operating income	9.7	10.2	8.1	8.5
Interest expense, net	0.1	0.1	0.1	0.2

Income before income taxes	9.6	10.1	8.0	8.3
Income taxes	2.9	3.2	2.5	2.6

Net income	6.7	6.9	5.6	5.7
Less: net income attributable to non-controlling interest	1.4	1.5	1.2	1.3

Net income attributable to Watsco, Inc.	5.3%	5.4%	4.4%	4.4%

Note: Due to rounding, percentages may not add up to 100.

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At June 30, 2016 and 2015, 15 and 34 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended June 30, 2016:

Number of Locations
June 30, 2015	566
Opened	5
Closed	(5)

December 31, 2015	566
Opened	1
Closed	(4)

June 30, 2016	563

Second Quarter of 2016 Compared to Second Quarter of 2015

Revenues

Revenues for the second quarter of 2016 decreased $9.0 million, or 1%, including $0.5 million from locations opened during the preceding 12 months, offset by $6.2 million from locations closed. On a same-store basis, revenues decreased $3.3 million as compared to the same period in 2015, reflecting a 1% decrease in sales of HVAC equipment (67% of sales), a 3% decrease in sales of other HVAC products (28% of sales) and an 8% increase in sales of commercial refrigeration products (5% of sales). The decline in revenues reflects lower demand for residential HVAC equipment.

Gross Profit

Gross profit for the second quarter of 2016 decreased $3.4 million, or 1%, primarily as a result of decreased revenues. Gross profit margin for the quarter ended June 30, 2016 declined 10 basis-points to 24.0% versus 24.1%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2016 increased $3.9 million, or 2%. Selling, general and administrative expenses as a percentage of revenues for the quarter ended June 30, 2016 increased to 14.3% versus 13.9% for the same period in 2015. On a same-store basis, selling, general and administrative expenses increased 3% as compared to the same period in 2015. The increase in selling, general and administrative expenses was primarily due to our inability to leverage fixed operating costs as compared to 2015 and included $1.0 million of additional costs for 2016 in excess of 2015 for ongoing technology initiatives.

Interest Expense, Net

Net interest expense for the second quarter of 2016 decreased $0.6 million, or 35%, primarily as a result of a decrease in average outstanding borrowings, partially offset by a higher effective interest rate for the 2016 period as compared to the same period in 2015.

17 of 22

Income Taxes

Income taxes decreased to $35.1 million for the second quarter of 2016 as compared to $39.0 million for the second quarter of 2015 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 34.7% and 36.8% for the quarters ended June 30, 2016 and 2015, respectively. The decrease was primarily due to a $2.3 million benefit from the adoption of new accounting guidance related to share-based compensation. See Note 1 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the second quarter of 2016 decreased $0.8 million, or 1%, compared to the same period in 2015. The decrease was primarily driven by lower revenues, reduced profit margins, higher selling, general and administrative expenses as a percentage of revenues, lower interest expense and reduced income taxes as discussed above.

First Half of 2016 Compared to First Half of 2015

Revenues

Revenues for the first half of 2016 increased $33.4 million, or 2%, including $0.9 million from locations opened during the preceding 12 months, offset by $11.9 million from locations closed. On a same-store basis, revenues increased $44.4 million, or 2%, as compared to the same period in 2015, reflecting a 2% increase in sales of HVAC equipment (66% of sales), flat sales of other HVAC products (29% of sales) and a 7% increase in sales of commercial refrigeration products (5% of sales). The increase in same-store revenues was primarily due to demand for residential HVAC equipment.

Gross Profit

Gross profit for the first half of 2016 increased $4.8 million, or 1%, primarily as a result of increased revenues. Gross profit margin for the six months ended June 30, 2016 declined 20 basis-points to 24.4% versus 24.6%, primarily due to lower realized gross margins for residential HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first half of 2016 increased $8.4 million, or 3%, primarily due to increased revenues. Selling, general and administrative expenses as a percentage of revenues for the six months ended June 30, 2016 increased to 16.3% versus 16.1% for the same period in 2015. Selling, general and administrative expenses included $2.5 million of additional costs for 2016 in excess of 2015 for ongoing technology initiatives. On a same-store basis, selling, general and administrative expenses increased 3% as compared to the same period in 2015.

Interest Expense, Net

Net interest expense for the first half of 2016 decreased $1.0 million, or 32%, primarily as a result of a decrease in average outstanding borrowings, partially offset by a higher effective interest rate for the 2016 period as compared to the same period in 2015.

Income Taxes

Income taxes decreased to $50.6 million for the first half of 2016 as compared to $53.3 million for the first half of 2015 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 35.4% and 37.0% for the six months ended June 30, 2016 and 2015, respectively. The decrease was primarily due to the aforementioned $2.3 million benefit from the adoption of new accounting guidance related to share-based compensation. See Note 1 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the first half of 2016 increased $1.7 million, or 2%, compared to the same period in 2015. The increase was primarily driven by higher revenues as discussed above.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand for HVAC/R products, which peaks in the months of May through August. Significant factors that could affect our liquidity include the following:

18 of 22

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

As of June 30, 2016, we had $30.5 million of cash and cash equivalents, of which, $20.3 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax consequences or be subject to capital controls; however, these balances are generally available without legal restrictions to fund ordinary business operations of our foreign subsidiaries.

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

Working Capital

Working capital increased to $1.0 billion at June 30, 2016 from $911.0 million at December 31, 2015, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business.

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2016 and 2015:

	2016	2015	Change
Cash flows provided by (used in) operating activities	$41.9	$(74.1)	$116.0
Cash flows used in investing activities	$(5.0)	$(14.0)	$9.0
Cash flows (used in) provided by financing activities	$(41.7)	$85.8	$(127.5)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash provided by operating activities was higher primarily due to a lower seasonal build-up of inventory as well as lower inventory as a result of the transition to new regional efficiency standards in 2015 and the timing of payments for accrued expenses in 2016.

Investing Activities

Net cash used in investing activities was lower due to the purchase of owned space for expansion of our corporate headquarters in 2015.

Financing Activities

Net cash used in financing activities was higher due to increases in repayments of borrowings under our revolving credit agreement, dividends paid and distributions to the noncontrolling interest in 2016.

19 of 22

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $600.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. The revolving credit agreement matures on July 1, 2019. At June 30, 2016 and December 31, 2015, $267.3 million and $245.3 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2016.

Short-Term Debt

At June 30, 2016, $0.8 million of short-term borrowings were outstanding under a credit line established by our Mexican subsidiary. This line of credit has a one-year term, maturing on June 14, 2017, is non-committed and provides for borrowings of up to approximately $4.0 million (MXN $75.0 million) for general corporate purposes. No short-term borrowings were outstanding under this credit line at December 31, 2015.

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

Common Stock Dividends

We paid cash dividends of $1.70 and $1.40 per share of Common stock and Class B common stock during the six months ended June 30, 2016 and 2015, respectively. On July 1, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.85 per share of Common and Class B common stock that was paid on July 29, 2016 to shareholders of record as of July 15, 2016. On July 18, 2016, our Board of Directors approved an increase to the quarterly cash dividend rate to $1.05 per share from $0.85 per share of Common and Class B common stock, beginning with the dividend that will be paid in October 2016. Future dividends and/or changes in dividend rates will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended June 30, 2016 or 2015. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At June 30, 2016, there were 1,129,087 shares remaining authorized for repurchase under the program.

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

20 of 22

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information about risk factors for the quarter ended June 30, 2016 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

WATSCO, INC.
(Registrant)

August 9, 2016	By:	/s/ Ana M. Menendez
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