Form 10-Q
period 2016-09-30
WATSCO INC
filed 2016-11-03
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

The number of shares of each class of our common stock outstanding as of October 28, 2016 was (i) 30,349,695 shares of Common stock, $0.50 par value per share, excluding 6,322,650 treasury shares, and (ii) 5,177,490 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$1,241,232	$1,177,012	$3,307,091	$3,209,423
Cost of sales	939,028	891,166	2,500,579	2,424,107

Gross profit	302,204	285,846	806,512	785,316
Selling, general and administrative expenses	182,904	175,166	518,954	502,769

Operating income	119,300	110,680	287,558	282,547
Interest expense, net	996	1,519	3,036	4,526

Income before income taxes	118,304	109,161	284,522	278,021
Income taxes	37,786	34,517	88,406	87,836

Net income	80,518	74,644	196,116	190,185
Less: net income attributable to non-controlling interest	17,419	16,676	42,859	43,746

Net income attributable to Watsco, Inc.	$63,099	$57,968	$153,257	$146,439

Earnings per share for Common and Class B common stock:
Basic	$1.78	$1.64	$4.33	$4.16

Diluted	$1.78	$1.64	$4.32	$4.16

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$80,518	$74,644	$196,116	$190,185
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(3,453)	(14,682)	11,433	(31,585)
Unrealized gain (loss) on cash flow hedging instruments	391	946	(1,484)	2,331
Reclassification of loss (gain) on cash flow hedging instruments into earnings	94	(260)	492	(1,394)
Unrealized gain (loss) on available-for-sale securities	12	(15)	3	6

Other comprehensive (loss) income	(2,956)	(14,011)	10,444	(30,642)

Comprehensive income	77,562	60,633	206,560	159,543
Less: comprehensive income attributable to non-controlling interest	16,291	11,058	46,931	31,390

Comprehensive income attributable to Watsco, Inc.	$61,271	$49,575	$159,629	$128,153

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,910	$35,229
Accounts receivable, net	548,000	451,079
Inventories	739,718	673,967
Other current assets	25,381	20,990

Total current assets	1,349,009	1,181,265
Property and equipment, net	59,729	62,715
Goodwill	380,786	378,310
Intangible assets, net	162,472	160,481
Other assets	5,601	5,671

	$1,957,597	$1,788,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$196	$184
Accounts payable	229,743	145,162
Accrued expenses and other current liabilities	128,188	124,955

Total current liabilities	358,127	270,301

Long-term obligations:
Borrowings under revolving credit agreement	219,400	245,300
Other long-term obligations, net of current portion	392	514

Total long-term obligations	219,792	245,814

Deferred income taxes and other liabilities	73,344	68,606

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,340	18,308
Class B common stock, $0.50 par value	2,590	2,533
Preferred stock, $0.50 par value	—	—
Paid-in capital	614,811	602,522
Accumulated other comprehensive loss, net of tax	(40,532)	(46,904)
Retained earnings	558,235	495,276
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	1,039,019	957,310
Non-controlling interest	267,315	246,411

Total shareholders’ equity	1,306,334	1,203,721

	$1,957,597	$1,788,442

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$196,116	$190,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,078	14,216
Share-based compensation	8,359	8,862
Deferred income tax provision	3,984	5,634
Non-cash contribution to 401(k) plan	2,348	1,963
Provision for doubtful accounts	2,105	1,305
Excess tax benefits from share-based compensation	—	(1,983)
Gain on sale of property and equipment	(204)	(420)
Changes in operating assets and liabilities:
Accounts receivable	(96,692)	(82,792)
Inventories	(63,480)	(80,165)
Accounts payable and other liabilities	83,549	45,358
Other, net	(4,863)	(2,405)

Net cash provided by operating activities	146,300	99,758

Cash flows from investing activities:
Capital expenditures	(8,989)	(20,593)
Proceeds from sale of property and equipment	675	686

Net cash used in investing activities	(8,314)	(19,907)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(90,298)	(73,840)
Distributions to non-controlling interest	(26,027)	(13,266)
Net (repayments) proceeds under revolving credit agreement	(25,900)	3,327
Net repayments under other long-term obligations	(110)	(112)
Excess tax benefits from share-based compensation	—	1,983
Proceeds from short-term borrowings	—	2,353
Net proceeds from issuances of common stock	4,962	4,528

Net cash used in financing activities	(137,373)	(75,027)

Effect of foreign exchange rate changes on cash and cash equivalents	68	(766)

Net increase in cash and cash equivalents	681	4,058
Cash and cash equivalents at beginning of period	35,229	24,447

Cash and cash equivalents at end of period	$35,910	$28,505

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2016

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. (collectively with its consolidated subsidiaries, “Watsco,” “we,” “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying September 30, 2016 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly consistent during the year, subject to weather and economic conditions, including their effect on the number of housing completions.

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

Share-Based Payments

In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. The guidance requires that all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The guidance increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted if all provisions are adopted in the same period.

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

Adoption of the amended guidance resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $591 and $2,898 for the quarter and nine months ended September 30, 2016, respectively, and impacted our previously reported quarterly results for March 31, 2016 as follows:

Quarter Ended March 31, 2016	As Reported	As Adjusted
Income Statement:
Income taxes	$15,508	$14,654
Net income	$34,174	$35,028
Diluted earnings per share	$0.71	$0.74
Diluted weighted-average common shares outstanding	32,537,225	32,546,314
Balance Sheet:
Paid-in capital	$610,285	$609,431
Cash Flow Statement:
Net cash provided by operating activities	$41,852	$42,706
Net cash used in financing activities	$(41,638)	$(42,492)

2. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$63,099	$57,968	$153,257	$146,439
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	5,081	4,595	12,388	11,513

Earnings allocated to Watsco, Inc. shareholders	$58,018	$53,373	$140,869	$134,926

Weighted-average common shares outstanding - Basic	32,613,995	32,458,906	32,567,073	32,421,350
Basic earnings per share for Common and Class B common stock	$1.78	$1.64	$4.33	$4.16
Allocation of earnings for Basic:
Common stock	$53,186	$48,893	$129,120	$123,588
Class B common stock	4,832	4,480	11,749	11,338

	$58,018	$53,373	$140,869	$134,926

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$63,099	$57,968	$153,257	$146,439
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	5,078	4,592	12,383	11,505

Earnings allocated to Watsco, Inc. shareholders	$58,021	$53,376	$140,874	$134,934

Weighted-average common shares outstanding - Basic	32,613,995	32,458,906	32,567,073	32,421,350
Effect of dilutive stock options	36,158	39,951	34,042	47,963

Weighted-average common shares outstanding - Diluted	32,650,153	32,498,857	32,601,115	32,469,313

Diluted earnings per share for Common and Class B common stock	$1.78	$1.64	$4.32	$4.16

Anti-dilutive stock options not included above	3,565	16,332	18,876	58,169

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At September 30, 2016 and 2015, our outstanding Class B common stock was convertible into 2,716,320 and 2,724,464 shares of our Common stock, respectively.

3. OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as its functional currency and changes in the unrealized (losses) gains on cash flow hedging instruments and available-for-sale securities. The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency translation adjustment	$(3,453)	$(14,682)	$11,433	$(31,585)

Unrealized gain (loss) on cash flow hedging instruments	536	1,294	(2,033)	3,192
Income tax (expense) benefit	(145)	(348)	549	(861)

Unrealized gain (loss) on cash flow hedging instruments, net of tax	391	946	(1,484)	2,331

Reclassification of loss (gain) on cash flow hedging instruments into earnings	129	(356)	674	(1,910)
Income tax (benefit) expense	(35)	96	(182)	516

Reclassification of loss (gain) on cash flow hedging instruments into earnings, net of tax	94	(260)	492	(1,394)

Unrealized gain (loss) on available-for-sale securities	19	(25)	4	9
Income tax (expense) benefit	(7)	10	(1)	(3)

Unrealized gain (loss) on available-for-sale securities, net of tax	12	(15)	3	6

Other comprehensive (loss) income	$(2,956)	$(14,011)	$10,444	$(30,642)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Nine Months Ended September 30,	2016	2015
Foreign currency translation adjustment:
Beginning balance	$(47,204)	$(23,623)
Current period other comprehensive income (loss)	6,964	(18,853)

Ending balance	$(40,240)	$(42,476)

Cash flow hedging instruments:
Beginning balance	$600	$168
Current period other comprehensive (loss) income	(890)	1,398
Less reclassification adjustment	295	(837)

Ending balance	$5	$729

Available-for-sale securities:
Beginning balance	$(300)	$(292)
Current period other comprehensive income	3	6

Ending balance	$(297)	$(286)

Accumulated other comprehensive loss, net of tax	$(40,532)	$(42,033)

4. DERIVATIVE FINANCIAL INSTRUMENTS

We enter into foreign currency forward contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have had on certain monetary liabilities that are denominated in nonfunctional currencies.

Cash Flow Hedging Instruments

We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. Accordingly, at September 30, 2016, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at September 30, 2016 was $22,600, and such contracts have varying terms expiring through March 2017.

The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain (loss) recorded in accumulated other comprehensive loss	$536	$1,294	$(2,033)	$3,192
(Loss) gain reclassified from accumulated other comprehensive loss into earnings	$129	$(356)	$674	$(1,910)

At September 30, 2016, we expected an estimated $11 of pre-tax gain to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

Derivatives Not Designated as Hedging Instruments

We have also entered into foreign currency forward contracts that are either not designated as hedges or do not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The notional value of our foreign currency exchange contract not designated as a hedging instrument at September 30, 2016 was $2,900, and such contract expired in October 2016.

We recognized gains of $75 and $955 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended September 30, 2016 and 2015, respectively. We recognized a (loss) gain of $(389) and $2,249 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes the fair value of derivative instruments, which consist solely of foreign currency forward contracts, included in other current assets in our condensed consolidated unaudited balance sheets. See Note 5.

	Asset Derivatives
	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments	$269	$923
Derivatives not designated as hedging instruments	—	326

Total asset derivative instruments	$269	$1,249

	Liability Derivatives
	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments	$91	$3
Derivatives not designated as hedging instruments	27	4

Total liability derivative instruments	$118	$7

5. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at September 30, 2016 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$258	$258	—	—
Derivative financial instruments	Other current assets	$269	—	$269	—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$118	—	$118	—

		Total	Fair Value Measurements at December 31, 2015 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$254	$254	—	—
Derivative financial instruments	Other current assets	$1,249	—	$1,249	—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$7	—	$7	—

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

There were no transfers in or out of Level 1 and Level 2 during the nine months ended September 30, 2016.

6. SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $0.85, $0.70, $2.55 and $2.10 per share of Common stock and Class B common stock during the quarters and nine months ended September 30, 2016 and 2015, respectively.

Non-Vested Restricted Stock

During the quarters ended September 30, 2016 and 2015, we granted 23,803 and 17,500 shares of non-vested restricted stock, respectively. During the nine months ended September 30, 2016 and 2015, we granted 135,981 and 189,479 shares of non-vested restricted stock, respectively.

During the quarter ended September 30, 2016, 2,936 shares of Common stock with an aggregate fair market value of $419 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. During the nine months ended September 30, 2016, an aggregate of 30,413 shares of Common and Class B common stock with an aggregate fair market value of $3,967 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. During the nine months ended September 30, 2015, 7,206 shares of Common stock with an aggregate fair market value of $889 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.

Exercise of Stock Options

During the quarters ended September 30, 2016 and 2015, 23,584 and 14,250 stock options, respectively, were exercised for a combination of Common stock and Class B common stock. During the nine months ended September 30, 2016 and 2015, 58,084 and 80,450 stock options, respectively, were exercised for a combination of Common stock and Class B common stock. Cash received from the exercise of stock options during the quarters and nine months ended September 30, 2016 and 2015 was $1,834, $999, $4,092 and $3,681, respectively.

During the quarter and nine months ended September 30, 2016, 348 shares of Common stock with an aggregate fair market value of $51 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. During the nine months ended September 30, 2015, 14,760 shares of Class B common stock with an aggregate fair market value of $1,837 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended September 30, 2016 and 2015, 2,084 and 2,433 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $286 and $294, respectively. During the nine months ended September 30, 2016 and 2015, 6,915 and 7,402 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $870 and $847, respectively.

401(k) Plan

During the nine months ended September 30, 2016 and 2015, we issued 20,045 and 18,343 shares of Common stock, respectively, to our profit sharing retirement plan, representing the Common stock discretionary matching contributions of $2,348 and $1,963, respectively.

Non-controlling Interest

Of our three joint ventures with Carrier, we have an 80% controlling interest in one and a 60% controlling interest in each of the other two, while Carrier has either a 20% or 40% non-controlling interest in such joint ventures, as applicable. The following table reconciles shareholders’ equity attributable to Carrier’s non-controlling interest:

Non-controlling interest at December 31, 2015	$246,411
Net income attributable to non-controlling interest	42,859
Distributions to non-controlling interest	(26,027)
Foreign currency translation adjustment	4,469
Loss recorded in accumulated other comprehensive loss	(594)
Gain reclassified from accumulated other comprehensive loss into earnings	197

Non-controlling interest at September 30, 2016	$267,315

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $4,156 and $3,214 at September 30, 2016 and December 31, 2015, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

Purchase Obligations

At September 30, 2016, we were obligated under a non-cancelable purchase order with one of our key suppliers for goods aggregating approximately $44,000.

8. RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 62% of all inventory purchases made during both the quarters ended September 30, 2016 and 2015. Purchases from Carrier and its affiliates comprised 62% of all inventory purchases made during both the nine months ended September 30, 2016 and 2015. At September 30, 2016 and December 31, 2015, approximately $100,000 and $85,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2016 and 2015 included approximately $17,000, $18,000, $46,000 and $47,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted at arm’s-length in the ordinary course of business.

9. SUBSEQUENT EVENT

On October 20, 2016, in connection with the upcoming end of the lease term for our corporate aircraft, we purchased an aircraft for $30,700.

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we”, “us” or “our”) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At September 30, 2016, we operated from 568 locations in 37 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to Latin America and the Caribbean.

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

Joint Ventures with Carrier Corporation

In 2009, we formed a joint venture with Carrier Corporation (“Carrier”), which we refer to as Carrier Enterprise I. In July 2012, we exercised our option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our ownership interest to 70%; and, on July 1, 2014, we exercised our last remaining option to acquire an additional 10% ownership interest in Carrier Enterprise I, which increased our controlling interest in Carrier Enterprise I to 80%. Neither Watsco nor Carrier has any remaining options to purchase additional ownership interests in Carrier Enterprise I or any of our other joint ventures with Carrier, which are described below.

In 2011, we formed a second joint venture with Carrier, which we refer to as Carrier Enterprise II. We have a 60% controlling interest in Carrier Enterprise II, and Carrier has a 40% non-controlling interest. In 2012, we formed a third joint venture, which we refer to as Carrier Enterprise III, with UTC Canada Corporation, referred to as UTC Canada, an affiliate of Carrier. We have a 60% controlling interest in Carrier Enterprise III, and UTC Canada has a 40% non-controlling interest.

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

Our critical accounting policies are included in our 2015 Annual Report on Form 10-K as filed on February 29, 2016. We believe that there have been no significant changes during the quarter ended September 30, 2016 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Results of Operations

The following table summarizes information derived from the condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and nine months ended September 30, 2016 and 2015.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.7	75.7	75.6	75.5

Gross profit	24.3	24.3	24.4	24.5
Selling, general and administrative expenses	14.7	14.9	15.7	15.7

Operating income	9.6	9.4	8.7	8.8
Interest expense, net	0.1	0.1	0.1	0.1

Income before income taxes	9.5	9.3	8.6	8.7
Income taxes	3.0	3.0	2.7	2.7

Net income	6.5	6.3	5.9	6.0
Less: net income attributable to non-controlling interest	1.4	1.4	1.3	1.4

Net income attributable to Watsco, Inc.	5.1%	4.9%	4.6%	4.6%

In the following narratives, computations and disclosure information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At September 30, 2016 and 2015, 17 and 35 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended September 30, 2016:

Number of Locations
September 30, 2015	567
Closed	(2)
Opened	1

December 31, 2015	566
Opened	8
Closed	(6)

September 30, 2016	568

Third Quarter of 2016 Compared to Third Quarter of 2015

Revenues

Revenues for the third quarter of 2016 increased $64.2 million, or 5%, as compared to the third quarter of 2015, including $0.4 million from locations opened during the preceding 12 months, offset by $2.9 million from locations closed. On a same-store basis, revenues increased $66.7 million, or 6%, as compared to the same period in 2015, reflecting a 7% increase in sales of HVAC equipment (67% of sales), a 2% increase in sales of other HVAC products (28% of sales) and a 7% increase in sales of commercial refrigeration products (5% of sales). The increase in same-store revenues is primarily due to strong demand for the replacement of residential and commercial HVAC equipment. Revenues from sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the third quarter of 2016 increased $16.4 million, or 6%, as compared to the third quarter of 2015, primarily as a result of increased revenues. Gross profit margin for both the quarters ended September 30, 2016 and 2015 was 24.3%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2016 increased $7.7 million, or 4%, primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended September 30, 2016 decreased to 14.7% from 14.9% for the same period in 2015. Selling, general and administrative expenses included $0.7 million of incremental costs for the third quarter of 2016 in excess of the third quarter of 2015 for ongoing technology initiatives. On a same-store basis, selling, general and administrative expenses increased 5% as compared to the same period in 2015.

Interest Expense, Net

Interest expense, net, for the third quarter of 2016 decreased 34% to $1.0 million, primarily as a result of a decrease in average outstanding borrowings, partially offset by a higher effective interest rate in 2016, in each case as compared to the same period in 2015.

Income Taxes

Income taxes increased to $37.8 million for the third quarter of 2016 as compared to $34.5 million for the third quarter of 2015 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 36.8% and 36.7% for the quarters ended September 30, 2016 and 2015, respectively. The increase was primarily due to higher tax credits in 2015 versus 2016 related to income generated by our U.S. subsidiaries, which was partially offset by a $0.6 million benefit from the adoption of new accounting guidance related to share-based compensation in 2016. See Note 1 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the third quarter of 2016 increased $5.1 million, or 9%, as compared to the same period in 2015. The increase was primarily driven by higher revenues and reduced selling, general and administrative expenses as a percentage of revenues, as discussed above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

Revenues for the nine months ended September 30, 2016 increased $97.7 million, or 3%, as compared to the same period in 2015, including $1.4 million from locations opened during the preceding 12 months, offset by $14.8 million from locations closed. On a same-store basis, revenues increased $111.1 million, or 3%, as compared to the same period in 2015, reflecting a 4% increase in sales of HVAC equipment (66% of sales), a 1% increase in sales of other HVAC products (29% of sales) and a 7% increase in sales of commercial refrigeration products (5% of sales). The increase in same-store revenues is primarily due to demand for the replacement of residential and commercial HVAC equipment.

Gross Profit

Gross profit for the nine months ended September 30, 2016 increased $21.2 million, or 3%, as compared to the same period in 2015, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2016 declined 10 basis-points to 24.4% versus 24.5% for the same period in 2015, primarily due to lower realized gross margins for residential HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2016 increased $16.2 million, or 3%, as compared to the same period in 2015, primarily as a result of increased revenues. Selling, general and administrative expenses as a percent of revenues for both the nine months ended September 30, 2016 and 2015 was 15.7%. Selling, general and administrative expenses included $3.2 million of incremental costs for the nine months ended September 30, 2016 in excess of the same period in 2015 for ongoing technology initiatives. On a same-store basis, selling, general, and administrative expenses increased 4% as compared to 2015.

Interest Expense, Net

Interest expense, net, for the nine months ended September 30, 2016 decreased $1.5 million, or 33%, primarily as a result of a decrease in average outstanding borrowings, partially offset by a higher effective interest rate in 2016, in each case as compared to the same period in 2015.

Income Taxes

Income taxes increased to $88.4 million for the nine months ended September 30, 2016 as compared to $87.8 million for the nine months ended September 30, 2015 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 36.0% and 36.9% for the nine months ended September 30, 2016 and 2015, respectively. The decrease was primarily due to the aforementioned $2.9 million benefit from the adoption of new accounting guidance related to share-based compensation. See Note 1 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the nine months ended September 30, 2016 increased $6.8 million, or 5%, as compared to the same period in 2015. The increase was primarily driven by higher revenues, as discussed above.

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

As of September 30, 2016, we had $35.9 million of cash and cash equivalents, of which, $29.0 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax consequences or be subject to capital controls; however, these balances are generally available without legal restrictions to fund ordinary business operations of our foreign subsidiaries.

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

Working Capital

Working capital increased to $990.9 million at September 30, 2016 from $911.0 million at December 31, 2015, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business.

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2016 and 2015 (in millions):

	2016	2015	Change
Cash flows provided by operating activities	$146.3	$99.8	$46.5
Cash flows used in investing activities	$(8.3)	$(19.9)	$11.6
Cash flows used in financing activities	$(137.4)	$(75.0)	$(62.4)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash provided by operating activities was higher primarily due to the timing of payments for accrued expenses in 2016 and lower inventory as a result of the transition to new regional efficiency standards in 2015.

Investing Activities

Net cash used in investing activities was lower due to the purchase of owned space for expansion of our corporate headquarters in 2015.

Financing Activities

Net cash used in financing activities was higher due to increases in repayments of borrowings under our revolving credit agreement, dividends paid and distributions to the noncontrolling interest in 2016.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $600.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. The revolving credit agreement matures on July 1, 2019. At September 30, 2016 and December 31, 2015, $219.4 million and $245.3 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2016.

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

Common Stock Dividends

We paid cash dividends of $2.55 per share and $2.10 per share of Common stock and Class B common stock during the nine months ended September 30, 2016 and 2015, respectively. On October 3, 2016, our Board of Directors declared a regular quarterly cash dividend of $1.05 per share of Common and Class B common stock that was paid on October 31, 2016 to shareholders of record as of October 17, 2016. Future dividends and/or changes in dividend rates will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended September 30, 2016 or 2015. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At September 30, 2016, there were 1,129,087 shares remaining authorized for repurchase under the program.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 7 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended September 30, 2016 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6. EXHIBITS

3.2	Watsco, Inc. Second Amended and Restated Bylaws effective August 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 5, 2016 and incorporated herein by reference).

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

November 3, 2016	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.2	Watsco, Inc. Second Amended and Restated Bylaws effective August 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 5, 2016 and incorporated herein by reference).

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.