Form 10-Q
period 2017-03-31
WATSCO INC
filed 2017-05-05
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of each class of our common stock outstanding as of May 1, 2017 was (i) 30,397,064 shares of Common stock, $0.50 par value per share, excluding 6,322,650 treasury shares, and (ii) 5,271,389 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

2 of 21

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarters Ended March 31,
	2017	2016
Revenues	$872,095	$851,424
Cost of sales	653,539	638,977

Gross profit	218,556	212,447
Selling, general and administrative expenses	169,857	161,779

Operating income	48,699	50,668
Interest expense, net	1,255	986

Income before income taxes	47,444	49,682
Income taxes	13,676	15,508

Net income	33,768	34,174
Less: net income attributable to non-controlling interest	7,587	8,637

Net income attributable to Watsco, Inc.	$26,181	$25,537

Earnings per share for Common and Class B common stock:
Basic and diluted	$0.71	$0.71

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarters Ended March 31,
	2017	2016
Net income	$33,768	$34,174
Other comprehensive income, net of tax
Foreign currency translation adjustment	2,155	13,693
Unrealized loss on cash flow hedging instruments arising during the period	(309)	(793)
Reclassification of gain on cash flow hedging instruments into earnings	(178)	(778)
Unrealized gain on available-for-sale securities arising during the period	8	9

Other comprehensive income	1,676	12,131
Comprehensive income	35,444	46,305
Less: comprehensive income attributable to non-controlling interest	8,223	13,340

Comprehensive income attributable to Watsco, Inc.	$27,221	$32,965

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,421	$56,010
Accounts receivable, net	481,600	475,974
Inventories	751,505	685,011
Other current assets	19,975	23,161

Total current assets	1,300,501	1,240,156

Property and equipment, net	90,532	90,502
Goodwill	380,166	379,737
Intangible assets, net	158,322	158,564
Other assets	5,758	5,690

	$1,935,279	$1,874,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$202	$200
Short-term borrowings	1,596	—
Accounts payable	259,737	185,482
Accrued expenses and other current liabilities	117,363	129,206

Total current liabilities	378,898	314,888

Long-term obligations:
Borrowings under revolving credit agreement	280,300	235,294
Other long-term obligations, net of current portion	297	348

Total long-term obligations	280,597	235,642

Deferred income taxes and other liabilities	67,566	72,371

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,359	18,341
Class B common stock, $0.50 par value	2,658	2,610
Preferred stock, $0.50 par value	—	—
Paid-in capital	574,954	592,350
Accumulated other comprehensive loss, net of tax	(42,490)	(43,530)
Retained earnings	539,280	550,482
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	978,336	1,005,828
Non-controlling interest	229,882	245,920

Total shareholders’ equity	1,208,218	1,251,748

	$1,935,279	$1,874,649

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 21

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarters Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$33,768	$34,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,365	4,957
Share-based compensation	3,027	2,785
Non-cash contribution to 401(k) plan	2,428	2,348
Provision for doubtful accounts	401	1,056
Excess tax benefits from share-based compensation	—	(854)
Other, net	661	601
Changes in operating assets and liabilities:
Accounts receivable	(5,680)	(11,934)
Inventories	(66,101)	(69,118)
Accounts payable and other liabilities	63,032	75,936
Other, net	(2,584)	1,901

Net cash provided by operating activities	34,317	41,852

Cash flows from investing activities:
Capital expenditures	(4,147)	(2,743)
Proceeds from sale of property and equipment	20	69

Net cash used in investing activities	(4,127)	(2,674)

Cash flows from financing activities:
Purchase of additional ownership from non-controlling interest	(42,688)	—
Dividends on Common and Class B common stock	(37,383)	(30,033)
Distributions to non-controlling interest	(6,798)	(7,115)
Net repayments of other long-term obligations	(49)	(45)
Excess tax benefits from share-based compensation	—	854
Net proceeds from issuances of common stock	1,387	2,101
Proceeds from short-term borrowings	1,596	—
Net proceeds (repayments) under revolving credit agreement	45,006	(7,400)

Net cash used in financing activities	(38,929)	(41,638)

Effect of foreign exchange rate changes on cash and cash equivalents	150	87

Net decrease in cash and cash equivalents	(8,589)	(2,373)
Cash and cash equivalents at beginning of period	56,010	35,229

Cash and cash equivalents at end of period	$47,421	$32,856

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 21

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying March 31, 2017 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly consistent during the year, subject to weather and economic conditions, including their effect on the number of housing completions.

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

New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a standard on revenue recognition that provides a single, comprehensive revenue recognition model for all contracts with customers. The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. This standard will be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption, which requires additional footnote disclosures. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We will adopt this guidance on January 1, 2018. While we are currently evaluating the method of adoption and the impact of the provisions of this standard, we expect similar performance obligations to result under this guidance as compared with deliverables and separate units of accounting currently identified. As a result, we expect the timing of our revenue recognition to generally remain the same.

Measurement of Inventory

In July 2015, the FASB issued guidance that simplifies the measurement of inventory by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies to all inventory that is measured using first-in, first-out or average cost methods. This guidance must be applied prospectively and became effective for interim and annual reporting periods beginning after December 15, 2016. The adoption of this guidance did not have an impact on our consolidated financial statements.

7 of 21

Classification of Deferred Taxes

In November 2015, the FASB issued guidance that requires deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. This guidance may be applied either prospectively or retrospectively and became effective for interim and annual reporting periods beginning after December 15, 2016. The adoption of this guidance on January 1, 2017 using the prospective approach did not have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued guidance on accounting for leases, which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. This guidance will be applied using a modified retrospective approach and is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We will adopt this guidance on January 1, 2019. While we are still evaluating the impact of adopting this guidance on our consolidated financial statements, including the option to elect certain practical expedients, we expect that, upon adoption, the right-of-use assets and lease liabilities recorded could be material to our consolidated balance sheets. However, we do not expect a material impact to our consolidated statements of income.

Share-Based Payments

In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. The guidance requires that all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The guidance increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. The amended guidance became effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted if all provisions are adopted in the same period.

We elected to early adopt the amended guidance during the quarter ended June 30, 2016, which required us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital and an increase to our diluted weighted-average shares outstanding for all periods in 2016. We elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively. The accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes are required to be recorded. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

Adoption of the amended guidance resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $2,898 for 2016, and impacted our previously reported quarterly results for March 31, 2016 as follows:

Quarter Ended March 31, 2016	As Reported	As Adjusted
Income Statement:
Income taxes	$15,508	$14,654
Net income	$34,174	$35,028
Diluted earnings per share	$0.71	$0.74
Diluted weighted-average common shares outstanding	32,537,225	32,546,314

Balance Sheet:
Paid-in capital	$610,285	$609,431

Cash Flow Statement:
Net cash provided by operating activities	$41,852	$42,706
Net cash used in financing activities	$(41,638)	$(42,492)

8 of 21

2.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

Quarters Ended March 31,	2017	2016
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$ 26,181	$ 25,537
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	3,120	2,413

Earnings allocated to Watsco, Inc. shareholders	$ 23,061	$ 23,124

Weighted-average common shares outstanding – Basic	32,642,612	32,511,806

Basic earnings per share for Common and Class B common stock	$ 0.71	$ 0.71

Allocation of earnings for Basic:
Common stock	$ 21,147	$ 21,205
Class B common stock	1,914	1,919

	$ 23,061	$ 23,124

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$ 26,181	$ 25,537
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	3,120	2,413

Earnings allocated to Watsco, Inc. shareholders	$ 23,061	$ 23,124

Weighted-average common shares outstanding – Basic	32,642,612	32,511,806
Effect of dilutive stock options	37,194	25,419

Weighted-average common shares outstanding – Diluted	32,679,806	32,537,225

Diluted earnings per share for Common and Class B common stock	$ 0.71	$ 0.71

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At March 31, 2017 and 2016, our outstanding Class B common stock was convertible into 2,709,311 and 2,698,100 shares of our Common stock, respectively.

Diluted earnings per share excluded 16,067 and 126,000 shares for the quarters ended March 31, 2017 and 2016, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

3.	OTHER COMPREHENSIVE INCOME

Other comprehensive income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as its functional currency and changes in the unrealized (losses) gains on cash flow hedging instruments and available-for-sale securities. The tax effects allocated to each component of other comprehensive income were as follows:

Quarters Ended March 31,	2017	2016
Foreign currency translation adjustment	$2,155	$13,693
Unrealized loss on cash flow hedging instruments	(423)	(1,086)
Income tax benefit	114	293

Unrealized loss on cash flow hedging instruments, net of tax	(309)	(793)

Reclassification of gain on cash flow hedging instruments into earnings	(243)	(1,066)
Income tax expense	65	288

Reclassification of gain on cash flow hedging instruments into earnings, net of tax	(178)	(778)

9 of 21

Quarters Ended March 31,	2017	2016
Unrealized gain on available-for-sale securities	13	13
Income tax expense	(5)	(4)

Unrealized gain on available-for-sale securities, net of tax	8	9

Other comprehensive income	$1,676	$12,131

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Quarters Ended March 31,	2017	2016
Foreign currency translation adjustment:
Beginning balance	$(43,459)	$(47,204)
Current period other comprehensive income	1,324	8,362

Ending balance	(42,135)	(38,842)

Cash flow hedging instruments:
Beginning balance	215	600
Current period other comprehensive loss	(185)	(476)
Less reclassification adjustment	(107)	(467)

Ending balance	(77)	(343)

Available-for-sale securities:
Beginning balance	(286)	(300)
Current period other comprehensive income	8	9

Ending balance	(278)	(291)

Accumulated other comprehensive loss, net of tax	$(42,490)	$(39,476)

4.	DEBT

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $600,000. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. The credit agreement matures on July 1, 2019. Included in the credit facility are a $90,000 swingline subfacility, a letter of credit subfacility and a $75,000 multicurrency borrowing sublimit. On January 24, 2017, we entered into an amendment to this credit agreement, which reduced the letter of credit subfacility from $50,000 to $10,000 and modified certain definitions.

At March 31, 2017 and December 31, 2016, $280,300 and $235,294, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2017.

At March 31, 2017, $1,596 of short-term borrowings were outstanding under a credit line established by our Mexican subsidiary. This line of credit has a one-year term, maturing on June 14, 2017, is non-committed and provides for borrowings of up to approximately $4,000 (MXN 75,000) for general corporate purposes. No short-term borrowings were outstanding under this credit line at December 31, 2016.

5.	PURCHASE OF ADDITIONAL OWNERSHIP INTEREST IN JOINT VENTURE

In 2011, we formed a second joint venture with Carrier Corporation (“Carrier”) and completed two additional transactions. In April 2011, Carrier contributed 28 of its company-owned locations in eight Northeast U.S. states, and we contributed 14 locations in the Northeast U.S. In July 2011, we purchased Carrier’s distribution operations in Mexico, which included seven locations. Collectively, the Northeast locations and the Mexico operations are referred to as Carrier Enterprise II. Following formation of this joint venture, we owned a 60% controlling interest. On November 29, 2016, we purchased an additional 10% ownership interest in Carrier

10 of 21

Enterprise II for cash consideration of $42,909, and, on February 13, 2017, we purchased an additional 10% ownership interest in Carrier Enterprise II for cash consideration of $42,688, which together increased our controlling interest in Carrier Enterprise II to 80%.

6.	DERIVATIVES

We enter into foreign currency forward contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.

Cash Flow Hedging Instruments

We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive income (loss) to earnings for the period in which the settlement of these instruments occur. The maximum period for which we hedge our cash flow using these instruments is 12 months. Accordingly, at March 31, 2017, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at March 31, 2017 was $46,500, and such contracts have varying terms expiring through December 2017.

The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

Quarters Ended March 31,	2017	2016
Loss recorded in accumulated other comprehensive loss	$(423)	$(1,086)
Gain reclassified from accumulated other comprehensive loss into earnings	$(243)	$(1,066)

At March 31, 2017, we expected an estimated $176 pre-tax loss to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

Derivatives Not Designated as Hedging Instruments

We have also entered into foreign currency forward contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at March 31, 2017 was $15,050, and such contracts have varying terms expiring through June 2017.

We recognized losses of $583 and $431 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2017 and 2016, respectively.

The following table summarizes the fair value of derivative instruments, which consist solely of foreign currency forward contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 7.

	Asset Derivatives		Liability Derivatives
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments	$184	$227	$342	$35
Derivatives not designated as hedging instruments	—	14	514	4

Total derivative instruments	$184	$241	$856	$39

11 of 21

7.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at March 31, 2017 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$ 294	$294	$—	$—
Derivative financial instruments	Other current assets	$ 184	$—	$184	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$ 856	$—	$856	$—

			Fair Value Measurements at December 31, 2016 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$ 281	$281	$—	$—
Derivative financial instruments	Other current assets	$ 241	$—	$241	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$ 39	$—	$39	$—

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

Derivative financial instruments – these derivatives are foreign currency forward contracts. See Note 6. Fair value is based on observable market inputs, such as forward rates in active markets; therefore, we classify these derivatives within Level 2 of the valuation hierarchy.

There were no transfers in or out of Level 1 and Level 2 during the quarter ended March 31, 2017.

8.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $1.05 and $0.85 per share of Common stock and Class B common stock during the quarters ended March 31, 2017 and 2016, respectively.

Non-Vested Restricted Stock

During the quarters ended March 31, 2017 and 2016, we granted 100,399 and 87,678 shares of non-vested restricted stock, respectively. During the quarter ended March 31, 2016, 7,282 shares of Common stock with an aggregate fair market value of $945 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.

Exercise of Stock Options

During the quarters ended March 31, 2017 and 2016, 13,750 and 27,000 stock options, respectively, were exercised for Common stock. Cash received from Common stock issued as a result of stock options exercised during the quarters ended March 31, 2017 and 2016 was $1,102 and $1,804, respectively.

Employee Stock Purchase Plan

During the quarters ended March 31, 2017 and 2016, 1,953 and 2,628 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $285 and $297, respectively.

12 of 21

401(k) Plan

During the quarters ended March 31, 2017 and 2016, we issued 16,389 and 20,045 shares of Common stock, respectively, to our profit sharing retirement plan, representing the Common stock discretionary matching contribution of $2,428 and $2,348, respectively.

Non-controlling Interest

Of our three joint ventures with Carrier, we have a 60% controlling interest in one and an 80% controlling interest in each of the other two, while Carrier has either a 40% or 20% non-controlling interest in such joint ventures, as applicable. The following table reconciles shareholders’ equity attributable to Carrier’s non-controlling interest:

Non-controlling interest at December 31, 2016	$245,920
Decrease in non-controlling interest in Carrier Enterprise II	(17,463)
Net income attributable to non-controlling interest	7,587
Foreign currency translation adjustment	831
Distributions to non-controlling interest	(6,798)
Loss recorded in accumulated other comprehensive loss	(124)
Gain reclassified from accumulated other comprehensive loss into earnings	(71)

Non-controlling interest at March 31, 2017	$229,882

9.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

In December 2015, a purported Watsco shareholder, Nelson Gaskins, filed a derivative lawsuit in the U.S. District Court for the Southern District of Florida (the “Court”) against Watsco’s Board of Directors. The Company is a nominal defendant. The lawsuit alleges breach of fiduciary duties regarding CEO incentive compensation and seeks to recover alleged excessive incentive compensation and unspecified damages. In an order dated March 20, 2017, the Court dismissed the plaintiff’s complaint, with permission to file an amended complaint, by March 31, 2017, but only with respect to portions of the original complaint. On March 31, 2017, plaintiff‘s counsel advised that they had elected not to file an amended complaint. On April 20, 2017, the Court issued an order noting that the case has been dismissed and plaintiff thereafter filed a notice of appeal. The defendants believe the claims plaintiff had asserted are entirely without merit and intend to vigorously defend against plaintiff’s appeal from the dismissal of those claims. We believe the ultimate outcome of this matter will not have a material adverse effect on our consolidated results of operations and consolidated financial position.

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $3,249 and $2,951 at March 31, 2017 and December 31, 2016, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

10.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 62% and 61% of all inventory purchases made during the quarters ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, approximately $101,000 and $63,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2017 and 2016 included approximately $11,000 and $12,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length basis in the ordinary course of business.

A member of our Board of Directors is the Chairman and Chief Executive Officer of Moss & Associates LLC, which serves as general contractor for the remodeling of our Miami headquarters. Moss & Associates LLC was paid $418 for construction services performed during the quarter ended March 31, 2017 and zero was payable at March 31, 2017.

13 of 21

11.	SUBSEQUENT EVENT

On April 24, 2017, our Board of Directors approved an increase to the quarterly cash dividend per share of Common and Class B common stock to $1.25 per share from $1.05 per share, beginning with the dividend that will be paid in July 2017.

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

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding other important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see the discussion included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

14 of 21

The following information should be read in conjunction with the condensed consolidated unaudited financial statements, including the notes thereto, included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us” or “our”) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At March 31, 2017, we operated from 561 locations in 37 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

Revenues primarily consist of sales of air conditioning, heating and refrigeration equipment and related parts and supplies. Selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions and marketing expenses that are variable and correlate to changes in sales. Other significant selling, general and administrative expenses relate to the operation of warehouse facilities, including a fleet of trucks and forklifts, and facility rent, which are payable mostly under non-cancelable operating leases.

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

Our critical accounting policies are included in our 2016 Annual Report on Form 10-K, as filed with the SEC on February 21, 2017. We believe that there have been no significant changes during the quarter ended March 31, 2017 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

15 of 21

Recent Accounting Pronouncements

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters ended March 31, 2017 and 2016:

	2017	2016
Revenues	100.0%	100.0%
Cost of sales	74.9	75.0

Gross profit	25.1	25.0
Selling, general and administrative expenses	19.5	19.0

Operating income	5.6	6.0
Interest expense, net	0.1	0.1

Income before income taxes	5.5	5.8
Income taxes	1.6	1.8

Net income	3.9	4.0
Less: net income attributable to non-controlling interest	0.9	1.0

Net income attributable to Watsco, Inc.	3.0%	3.0%

Note: Due to rounding, percentages may not add up to 100.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At March 31, 2017 and 2016, 26 and 24 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended March 31, 2017:

Number of Locations
March 31, 2016	565
Opened	9
Closed	(9)

December 31, 2016	565
Opened	2
Closed	(6)

March 31, 2017	561

Revenues

Revenues for the first quarter of 2017 increased $20.7 million, or 2%, including $0.2 million from locations opened during the preceding 12 months, offset by $5.0 million from locations closed. On a same-store basis, revenues increased $25.5 million, or 3%, as compared to the same period in 2016, reflecting a 3% increase in sales of HVAC equipment (65% of sales), a 1% increase in sales of other HVAC products (30% of sales) and a 5% increase in sales of commercial refrigeration products (5% of sales). The increase in same-store revenues was primarily due to demand for the replacement of residential and commercial HVAC equipment.

Gross Profit

Gross profit for the first quarter of 2017 increased $6.1 million, or 3%, primarily as a result of increased revenues. Gross profit margin for the quarter ended March 31, 2017 increased 10 basis-points to 25.1% versus 25.0% for the same period in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2017 increased $8.1 million, or 5%, primarily due to increased revenues and additional sales and service-related headcount. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2017 increased to 19.5% versus 19.0% for the same period in 2016. On a same-store basis, selling, general and administrative expenses increased 6% as compared to the same period in 2016. Selling, general and administrative expenses included $0.9 million of additional costs for 2017 in excess of 2016 for ongoing technology initiatives.

16 of 21

Interest Expense, Net

Net interest expense for the first quarter of 2017 increased $0.3 million, or 27%, primarily as a result of an increase in average outstanding borrowings and a higher effective interest rate for the 2017 period, in each case under our revolving credit facility, as compared to the same period in 2016.

Income Taxes

Income taxes decreased to $13.7 million for the first quarter of 2017, as compared to $15.5 million for the first quarter of 2016 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 33.6% and 37.0% for the quarters ended March 31, 2017 and 2016, respectively. The decrease was primarily due to a $1.3 million benefit from the adoption of new accounting guidance related to share-based payments during the quarter ended June 30, 2016. See Note 1 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended March 31, 2017 increased $0.6 million, or 3%, compared to the same period in 2016. The increase was primarily driven by higher revenues, higher gross profit, lower income taxes and a reduction in the net income attributable to the non-controlling interest related to Carrier Enterprise II following our purchases of additional 10% ownership interests in November 2016 and February 2017, respectively, partially offset by increased selling, general and administrative expenses as a percent of revenues.

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

As of March 31, 2017, we had $47.4 million of cash and cash equivalents, of which $47.2 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax consequences or be subject to capital controls; however, these balances are generally available without legal restrictions to fund ordinary business operations of our foreign subsidiaries.

We believe that our operating cash flows, cash on hand and funds available for borrowing under our revolving credit agreement will be sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

Our access to funds under our revolving credit agreement depends on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on LIBOR, which is one of the base rates under our revolving credit agreement. Disruptions in the credit and capital markets could also result in increased borrowing costs and/or reduced borrowing capacity under our revolving credit agreement.

17 of 21

Working Capital

Working capital decreased to $921.6 million at March 31, 2017 from $925.3 million at December 31, 2016.

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2017 and 2016:

	2017	2016	Change
Cash flows provided by operating activities	$34.3	$41.9	$(7.6)
Cash flows used in investing activities	$(4.1)	$(2.7)	$(1.4)
Cash flows used in financing activities	$(38.9)	$(41.6)	$2.7

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash provided by operating activities decreased primarily due to the timing of payments for accounts payable and other liabilities, partially offset by higher accounts receivable driven by increased sales during the first quarter of 2017.

Investing Activities

Net cash used in investing activities was higher due to an increase in capital expenditures in 2017.

Financing Activities

Net cash used in financing activities decreased primarily due to proceeds borrowed under our revolving credit agreement, partially offset by the purchase of an additional 10% ownership interest in Carrier Enterprise II for $42.7 million and an increase in dividends paid in 2017.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $600.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. The credit agreement matures on July 1, 2019. Included in the credit facility are a $90.0 million swingline subfacility, a letter of credit subfacility and a $75.0 million multicurrency borrowing sublimit. On January 24, 2017, we entered into an amendment to this credit agreement, which reduced the letter of credit subfacility from $50.0 million to $10.0 million and modified certain definitions. At March 31, 2017 and December 31, 2016, $280.3 million and $235.3 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2017.

Additionally, at March 31, 2017, $1.6 million of short-term borrowings were outstanding under a credit line established by our Mexican subsidiary. This line of credit has a one-year term, maturing on June 14, 2017, is non-committed and provides for borrowings of up to approximately $4.0 million (MXN 75.0 million) for general corporate purposes. No short-term borrowings were outstanding under this credit line at December 31, 2016.

Purchase of Additional Ownership Interest in Joint Venture

On November 29, 2016, we purchased an additional 10% ownership interest in Carrier Enterprise II for cash consideration of

$42.9 million, and, on February 13, 2017, we purchased an additional 10% ownership interest in Carrier Enterprise II for cash consideration of $42.7 million, which together increased our controlling interest in Carrier Enterprise II to 80%. We used borrowings under our revolving credit agreement to finance these acquisitions.

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

18 of 21

Common Stock Dividends

We paid cash dividends of $1.05 and $0.85 per share of Common stock and Class B common stock during the quarters ended March 31, 2017 and 2016, respectively. On April 3, 2017, our Board of Directors declared a regular quarterly cash dividend of $1.05 per share of Common and Class B common stock that was paid on April 28, 2017 to shareholders of record as of April 14, 2017. On April 24, 2017, our Board of Directors approved an increase to the quarterly cash dividend rate to $1.25 per share from $1.05 per share of Common and Class B common stock, beginning with the dividend that will be paid in July 2017. Future dividends and/or changes in dividend rates will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended March 31, 2017 or

2016. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At March 31, 2017, there were 1,129,087 shares remaining authorized for repurchase under the program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 9 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended March 31, 2017 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 2, 2017, we issued 16,389 shares of our Common stock to our Profit Sharing Retirement Plan & Trusts (the “Plans”) representing the employer match under the Plans for the plan year ended December 31, 2016, without registration. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof. The Plans are profit

19 of 21

sharing retirement plans that are qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Plans are held in a single trust fund for the benefit of our employees, and no Plan holds assets for the benefit of the employees of any other employer. All of the contributions to the Plans from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plans as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

ITEM 6. EXHIBITS

10.1 #	Eighteenth Amendment dated January 1, 2017 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

10.2	Amendment No. 4, dated as of January 24, 2017, to Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent, filed as Exhibit 10.5(e) to our Annual Report on Form 10-K filed with the SEC on February 21, 2017 and incorporated by reference herein.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.

20 of 21

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 5, 2017	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

21 of 21

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.1 #	Eighteenth Amendment dated January 1, 2017 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

10.2	Amendment No. 4, dated as of January 24, 2017, to Credit Agreement dated as of April 27, 2012, by and among Watsco, Inc., as Borrower, Watsco Canada, Inc., as Canadian Borrower, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents and U.S. Bank National Association as Documentation Agent, filed as Exhibit 10.5(e) to our Annual Report on Form 10-K filed with the SEC on February 21, 2017 and incorporated by reference herein.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.