Form 10-Q
period 2017-06-30
WATSCO INC
filed 2017-07-28
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

The number of shares of each class of our common stock outstanding as of July 24, 2017 was (i) 30,380,993 shares of Common stock, $0.50 par value per share, excluding 6,322,650 treasury shares, and (ii) 5,325,772 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 22

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$1,275,924	$1,214,435	$2,148,019	$2,065,859
Cost of sales	965,646	922,574	1,619,185	1,561,551

Gross profit	310,278	291,861	528,834	504,308
Selling, general and administrative expenses	180,930	174,271	350,787	336,050

Operating income	129,348	117,590	178,047	168,258
Interest expense, net	1,647	1,054	2,902	2,040

Income before income taxes	127,701	116,536	175,145	166,218
Income taxes	36,854	35,112	50,530	50,620

Net income	90,847	81,424	124,615	115,598
Less: net income attributable to non-controlling interest	17,091	16,803	24,678	25,440

Net income attributable to Watsco, Inc.	$73,756	$64,621	$99,937	$90,158

Earnings per share for Common and Class B common stock:
Basic	$2.07	$1.82	$2.80	$2.55

Diluted	$2.07	$1.82	$2.80	$2.54

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$90,847	$81,424	$124,615	$115,598
Other comprehensive income, net of tax
Foreign currency translation adjustment	5,770	1,193	7,925	14,886
Unrealized gain (loss) on cash flow hedging instruments	222	(1,082)	(87)	(1,875)
Reclassification of (gain) loss on cash flow hedging instruments into earnings	(683)	1,176	(861)	398
Unrealized (loss) gain on available-for-sale securities	(5)	(18)	3	(9)

Other comprehensive income	5,304	1,269	6,980	13,400

Comprehensive income	96,151	82,693	131,595	128,998
Less: comprehensive income attributable to non-controlling interest	19,094	17,300	27,317	30,640

Comprehensive income attributable to Watsco, Inc.	$77,057	$65,393	$104,278	$98,358

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,034	$56,010
Accounts receivable, net	613,193	475,974
Inventories	770,012	685,011
Other current assets	17,502	23,161

Total current assets	1,451,741	1,240,156
Property and equipment, net	92,255	90,502
Goodwill	381,223	379,737
Intangible assets, net	159,803	158,564
Other assets	69,396	5,690

	$2,154,418	$1,874,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$204	$200
Short-term borrowings	1,676	—
Accounts payable	286,390	185,482
Accrued expenses and other current liabilities	136,166	129,206

Total current liabilities	424,436	314,888

Long-term obligations:
Borrowings under revolving credit agreement	379,300	235,294
Other long-term obligations, net of current portion	244	348

Total long-term obligations	379,544	235,642

Deferred income taxes and other liabilities	70,078	72,371

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,351	18,341
Class B common stock, $0.50 par value	2,683	2,610
Preferred stock, $0.50 par value	—	—
Paid-in capital	575,661	592,350
Accumulated other comprehensive loss, net of tax	(39,189)	(43,530)
Retained earnings	575,584	550,482
Treasury stock, at cost	(114,425)	(114,425)

Total Watsco, Inc. shareholders’ equity	1,018,665	1,005,828
Non-controlling interest	261,695	245,920

Total shareholders’ equity	1,280,360	1,251,748

	$2,154,418	$1,874,649

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$124,615	$115,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,934	10,043
Share-based compensation	6,264	5,474
Deferred income tax provision	2,739	2,261
Other, net	1,740	3,321
Changes in operating assets and liabilities:
Accounts receivable	(134,952)	(153,702)
Inventories	(83,523)	(72,370)
Accounts payable and other liabilities	104,573	130,840
Other, net	(151)	468

Net cash provided by operating activities	32,239	41,933

Cash flows from investing activities:
Investment in unconsolidated entity	(63,600)	—
Capital expenditures	(10,312)	(5,618)
Proceeds from sale of property and equipment	75	624

Net cash used in investing activities	(73,837)	(4,994)

Cash flows from financing activities:
Net proceeds under revolving credit agreement	144,006	22,025
Proceeds from non-controlling interest for investment in unconsolidated entity	12,720	—
Net proceeds from issuances of common stock	1,912	2,842
Proceeds from short-term borrowings	1,676	793
Net repayments of other long-term obligations	(100)	(60)
Distributions to non-controlling interest	(6,799)	(7,114)
Purchase of additional ownership from non-controlling interest	(42,688)	—
Dividends on Common and Class B common stock	(74,835)	(60,164)

Net cash provided by (used in) financing activities	35,892	(41,678)

Effect of foreign exchange rate changes on cash and cash equivalents	730	54

Net decrease in cash and cash equivalents	(4,976)	(4,685)
Cash and cash equivalents at beginning of period	56,010	35,229

Cash and cash equivalents at end of period	$51,034	$30,544

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 22

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying June 30, 2017 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly consistent during the year, subject to weather and economic conditions, including their effect on the number of housing completions.

Equity Method Investments

Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other assets in our consolidated balance sheets. Under this method of accounting, our proportionate share of the net income or loss of the investee is included in our consolidated statements of income.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2017 presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

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

7 of 22

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

Intangibles – Goodwill and Other

In January 2017, the FASB issued guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact to our consolidated financial statements.

Stock Compensation

In May 2017, the FASB issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact to our consolidated financial statements.

2. EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$73,756	$64,621	$99,937	$90,158
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	6,189	5,254	8,376	7,304

Earnings allocated to Watsco, Inc. shareholders	$67,567	$59,367	$91,561	$82,854

Weighted-average common shares outstanding – Basic	32,682,474	32,574,901	32,662,653	32,543,354
Basic earnings per share for Common and Class B common stock	$2.07	$1.82	$2.80	$2.55

8 of 22

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Allocation of earnings for Basic:
Common stock	$61,966	$54,411	$83,966	$75,930
Class B common stock	5,601	4,956	7,595	6,924

	$67,567	$59,367	$91,561	$82,854

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$73,756	$64,621	$99,937	$90,158
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	6,186	5,251	8,374	7,302

Earnings allocated to Watsco, Inc. shareholders	$67,570	$59,370	$91,563	$82,856

Weighted-average common shares outstanding – Basic	32,682,474	32,574,901	32,662,653	32,543,354
Effect of dilutive stock options	26,172	31,435	31,653	32,972

Weighted-average common shares outstanding – Diluted	32,708,646	32,606,336	32,694,306	32,576,326

Diluted earnings per share for Common and Class B common stock	$2.07	$1.82	$2.80	$2.54
Anti-dilutive stock options not included above	63,467	714	27,787	16,363

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At June 30, 2017 and 2016, our outstanding Class B common stock was convertible into 2,709,311 and 2,719,495 shares of our Common stock, respectively.

3. OTHER COMPREHENSIVE INCOME

Other comprehensive income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as its functional currency and changes in the unrealized gains (losses) on cash flow hedging instruments and available-for-sale securities. The tax effects allocated to each component of other comprehensive income were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency translation adjustment	$5,770	$1,193	$7,925	$14,886
Unrealized gain (loss) on cash flow hedging instruments	304	(1,483)	(119)	(2,569)
Income tax (expense) benefit	(82)	401	32	694

Unrealized gain (loss) on cash flow hedging instruments, net of tax	222	(1,082)	(87)	(1,875)

Reclassification of (gain) loss on cash flow hedging instruments into earnings	(937)	1,611	(1,180)	545
Income tax expense (benefit)	254	(435)	319	(147)

Reclassification of (gain) loss on cash flow hedging instruments into earnings, net of tax	(683)	1,176	(861)	398

Unrealized (loss) gain on available-for-sale securities	(8)	(28)	5	(15)
Income tax benefit (expense)	3	10	(2)	6

Unrealized (loss) gain on available-for-sale securities, net of tax	(5)	(18)	3	(9)

Other comprehensive income	$5,304	$1,269	$6,980	$13,400

9 of 22

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Six Months Ended June 30,	2017	2016
Foreign currency translation adjustment:
Beginning balance	$(43,459)	$(47,204)
Current period other comprehensive income	4,907	9,095

Ending balance	(38,552)	(38,109)

Cash flow hedging instruments:
Beginning balance	215	600
Current period other comprehensive loss	(52)	(1,125)
Less reclassification adjustment	(517)	239

Ending balance	(354)	(286)

Available-for-sale securities:
Beginning balance	(286)	(300)
Current period other comprehensive income (loss)	3	(9)

Ending balance	(283)	(309)

Accumulated other comprehensive loss, net of tax	$(39,189)	$(38,704)

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

At June 30, 2017 and December 31, 2016, $379,300 and $235,294, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2017.

At June 30, 2017, $1,676 of short-term borrowings were outstanding under a credit line established by our Mexican subsidiary. This line of credit has a one-year term, maturing on June 13, 2018, is non-committed and provides for borrowings of up to approximately $4,200 (MXN 75,000) for general corporate purposes. No short-term borrowings were outstanding under this credit line at December 31, 2016.

5. PURCHASE OF ADDITIONAL OWNERSHIP INTEREST IN JOINT VENTURE

In 2011, we formed a joint venture with Carrier Corporation (“Carrier”), Carrier Enterprise Northeast LLC, which we refer to as Carrier Enterprise II. Carrier Enterprise II had sales of approximately $500,000 in 2016 from 41 locations in the northeastern United States and 12 locations in Mexico. We initially owned a 60% controlling interest in Carrier Enterprise II. On November 29, 2016, we purchased an additional 10% ownership interest for cash consideration of $42,909, and, on February 13, 2017, we purchased an additional 10% ownership interest for cash consideration of $42,688, which together increased our controlling interest in Carrier Enterprise II to 80%.

6. INVESTMENT IN UNCONSOLIDATED ENTITY

On June 21, 2017, our first joint venture with Carrier, Carrier Enterprise, LLC, which we refer to as Carrier Enterprise I, acquired an approximately 35% ownership interest in Russell Sigler, Inc. (“RSI”), an HVAC distributor with annual sales of approximately $650,000 operating from 30 locations in the Western U.S. We have an 80% controlling interest in Carrier Enterprise I, and Carrier has a 20% non-controlling interest. Carrier Enterprise I acquired its ownership interest in RSI for cash consideration of $63,600, of which we contributed $50,880 and Carrier contributed $12,720. Carrier Enterprise I entered into a shareholders agreement (the “Shareholders Agreement”) with RSI and RSI’s other shareholders. Pursuant to the Shareholders Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I,

10 of 22

and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of common stock. Additionally, Carrier Enterprise I has the right to appoint two of RSI’s six board members. Given Carrier Enterprise I’s 35% voting equity interest in RSI and its right to appoint two out of RSI’s six board members, this investment in RSI is accounted for under the equity method.

7. DERIVATIVES

We enter into foreign currency forward contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.

Cash Flow Hedging Instruments

We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. Accordingly, at June 30, 2017, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at June 30, 2017 was $33,300, and such contracts have varying terms expiring through March 2018.

The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain (loss) recorded in accumulated other comprehensive loss	$304	$(1,483)	$(119)	$(2,569)
(Gain) loss reclassified from accumulated other comprehensive loss into earnings	$(937)	$1,611	$(1,180)	$545

At June 30, 2017, we expected an estimated $809 pre-tax loss to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

Derivatives Not Designated as Hedging Instruments

We have also entered into foreign currency forward contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at June 30, 2017 was $7,700, and such contracts have varying terms expiring through August 2017.

We recognized a gain (loss) of $173 and $(33) from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended June 30, 2017 and 2016, respectively. We recognized losses of $410 and $464 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the six months ended June 30, 2017 and 2016, respectively.

The following table summarizes the fair value of derivative instruments, which consist solely of foreign currency forward contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 8.

	Asset Derivatives		Liability Derivatives
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments	$—	$227	$1,044	$35
Derivatives not designated as hedging instruments	—	14	179	4

Total derivative instruments	$—	$241	$1,223	$39

11 of 22

8. FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

	Balance Sheet Location	Total	Fair Value Measurements at June 30, 2017 Using
			Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$286	$286	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$1,223	$—	$1,223	$—

	Balance Sheet Location	Total	Fair Value Measurements at December 31, 2016 Using
			Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$281	$281	$—	$—
Derivative financial instruments	Other current assets	$241	$—	$241	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$39	$—	$39	$—

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

Derivative financial instruments – these derivatives are foreign currency forward contracts. See Note 7. Fair value is based on observable market inputs, such as forward rates in active markets; therefore, we classify these derivatives within Level 2 of the valuation hierarchy.

There were no transfers in or out of Level 1 and Level 2 during the six months ended June 30, 2017.

9. SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $1.05, $0.85, $2.10 and $1.70 per share of Common stock and Class B common stock during the quarters and six months ended June 30, 2017 and 2016, respectively.

Non-Vested Restricted Stock

During the quarters ended June 30, 2017 and 2016, we granted 55,500 and 24,500 shares of non-vested restricted stock, respectively. During the six months ended June 30, 2017 and 2016, we granted 155,899 and 112,178 shares of non-vested restricted stock, respectively.

During the quarter and six months ended June 30, 2017, 20,100 shares of Common stock with an aggregate fair market value of $2,771 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. These shares were retired upon delivery. During the quarter ended June 30, 2016, an aggregate of 20,195 shares of Common and Class B common stock with an aggregate fair market value of $2,603 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. During the six months ended June 30, 2016, an aggregate of 27,477 shares of Common and Class B common stock with an aggregate fair market value of $3,548 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. These shares were retired upon delivery.

12 of 22

Exercise of Stock Options

During the quarters ended June 30, 2017 and 2016, 2,250 and 7,500 stock options, respectively, were exercised for Common stock. During the six months ended June 30, 2017 and 2016, 16,000 and 34,500 stock options, respectively, were exercised for Common stock. Cash received from common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2017 and 2016, was $208, $454, $1,310 and $2,258, respectively.

Employee Stock Purchase Plan

During the quarters ended June 30, 2017 and 2016, 2,306 and 2,203 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $317 and $287, respectively. During the six months ended June 30, 2017 and 2016, 4,259 and 4,831 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $602 and $584, respectively.

401(k) Plan

During the six months ended June 30, 2017 and 2016, we issued 16,389 and 20,045 shares of Common stock, respectively, to our profit sharing retirement plan, representing the Common stock discretionary matching contribution of $2,428 and $2,348, respectively.

Non-controlling Interest

Of our three joint ventures with Carrier, we have a 60% controlling interest in one and an 80% controlling interest in each of the other two, while Carrier has either a 40% or 20% non-controlling interest in such joint ventures, as applicable. The following table reconciles shareholders’ equity attributable to Carrier’s non-controlling interest:

Non-controlling interest at December 31, 2016	$245,920
Net income attributable to non-controlling interest	24,678
Contribution for unconsolidated entity	12,720
Foreign currency translation adjustment	3,018
Decrease in non-controlling interest in Carrier Enterprise II	(17,463)
Distributions to non-controlling interest	(6,799)
Gain reclassified from accumulated other comprehensive loss into earnings	(344)
Loss recorded in accumulated other comprehensive loss	(35)

Non-controlling interest at June 30, 2017	$261,695

10. COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

In December 2015, a purported Watsco shareholder, Nelson Gaskins (the “Plaintiff”), filed a derivative lawsuit in the U.S. District Court for the Southern District of Florida (the “Court”) against Watsco’s Board of Directors. The Company was a nominal defendant. The lawsuit alleged breach of fiduciary duties regarding CEO incentive compensation and sought to recover alleged excessive incentive compensation and unspecified damages. The Court dismissed this action and the Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit (the “Appellate Court”). In May 2017, the Appellate Court dismissed the Plaintiff’s appeal and the action with prejudice. Neither the Plaintiff nor the Plaintiff’s lawyers received any payment from or on behalf of Watsco or its Directors in connection with this lawsuit and the related appeal.

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $2,815 and $2,951 at June 30, 2017 and December 31, 2016, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

13 of 22

11. RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 62% of all inventory purchases made during both the quarters ended June 30, 2017 and 2016. Purchases from Carrier and its affiliates comprised 62% of all inventory purchases made during both the six months ended June 30, 2017 and 2016. At June 30, 2017 and December 31, 2016, approximately $122,000 and $63,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2017 and 2016 included approximately $21,000, $17,000, $32,000 and $29,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length basis in the ordinary course of business.

A member of our Board of Directors is the Chairman and Chief Executive Officer of Moss & Associates LLC, which serves as general contractor for the remodeling of our Miami headquarters. We paid Moss & Associates LLC $226 and $644 for construction services performed during the quarter and six months ended June 30, 2017, respectively, and $58 was payable at June 30, 2017.

A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel and receives customary fees for legal services. During the quarter and six months ended June 30, 2017, we paid this firm $200 and $220, respectively, for services performed and $150 was payable at June 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project,” “focused,” “outlook” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements, including statements regarding, among others, (i) economic conditions, (ii) business and acquisition strategies, (iii) potential acquisitions and/or joint ventures and investments in unconsolidated entities, (iv) financing plans and (v) industry, demographic and other trends affecting our financial condition or results of operations. These forward-looking statements are based on management’s current expectations, are not guarantees of future performance and are subject to a number of risks, uncertainties and changes in circumstances, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of several factors, including, but not limited to:

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

14 of 22

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us” or “our”) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At June 30, 2017, we operated from 562 locations in 37 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

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

In 2011, we formed a second joint venture with Carrier and completed two additional transactions. In April 2011, Carrier contributed 28 of its company-owned locations in the Northeast U.S., and we contributed 14 locations in the Northeast U.S. In July 2011, we purchased Carrier’s distribution operations in Mexico, which included seven locations. Collectively, the Northeast locations and the Mexico operations are referred to as Carrier Enterprise II. On November 29, 2016, we purchased an additional 10% ownership interest in Carrier Enterprise II, and, on February 13, 2017, we again purchased an additional 10% ownership interest in Carrier Enterprise II, which together increased our controlling interest to 80%.

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

15 of 22

Our critical accounting policies are included in our 2016 Annual Report on Form 10-K, as filed with the SEC on February 21, 2017. We believe that there have been no significant changes during the quarter ended June 30, 2017 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and six months ended June 30, 2017 and 2016:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.7	76.0	75.4	75.6

Gross profit	24.3	24.0	24.6	24.4
Selling, general and administrative expenses	14.2	14.3	16.3	16.3

Operating income	10.1	9.7	8.3	8.1
Interest expense, net	0.1	0.1	0.1	0.1

Income before income taxes	10.0	9.6	8.2	8.0
Income taxes	2.9	2.9	2.4	2.5

Net income	7.1	6.7	5.8	5.6
Less: net income attributable to non-controlling interest	1.3	1.4	1.1	1.2

Net income attributable to Watsco, Inc.	5.8%	5.3%	4.7%	4.4%

Note: Due to rounding, percentages may not add up to 100.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At June 30, 2017 and 2016, 35 and 15 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended June 30, 2017:

Number of Locations
June 30, 2016	563
Opened	9
Closed	(7)

December 31, 2016	565
Opened	8
Closed	(11)

June 30, 2017	562

Second Quarter of 2017 Compared to Second Quarter of 2016

Revenues

Revenues for the second quarter of 2017 increased $61.5 million, or 5%, including $1.4 million from locations opened during the preceding 12 months, offset by $5.9 million from locations closed. On a same-store basis, revenues increased $66.0 million, or 5%, as compared to the same period in 2016, reflecting a 7% increase in sales of HVAC equipment (67% of sales), a 2% increase in sales of other HVAC products (28% of sales) and a 3% increase in sales of commercial refrigeration products (5% of sales). The increase in same-store revenues was primarily due to demand for the replacement of residential HVAC equipment. Revenues from sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

16 of 22

Gross Profit

Gross profit for the second quarter of 2017 increased $18.4 million, or 6%, primarily as a result of increased revenues. Gross profit margin for the quarter ended June 30, 2017 improved 30 basis-points to 24.3% versus 24.0% for the same period in 2016, primarily due to increased demand for higher-efficiency residential HVAC equipment and higher realized gross margins for non-HVAC equipment products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2017 increased $6.7 million, or 4%, primarily due to higher variable costs from increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended June 30, 2017 decreased to 14.2% versus 14.3% for the same period in 2016. On a same-store basis, selling, general and administrative expenses increased 3% as compared to the same period in 2016.

Interest Expense, Net

Net interest expense for the second quarter of 2017 increased $0.6 million, or 56%, primarily as a result of an increase in average outstanding borrowings and a higher effective interest rate for the 2017 period, in each case under our revolving credit facility, as compared to the same period in 2016.

Income Taxes

Income taxes increased to $36.9 million for the second quarter of 2017 as compared to $35.1 million for the second quarter of 2016 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 32.9% and 34.7% for the quarters ended June 30, 2017 and 2016, respectively. The decrease was primarily due to higher share-based payment deductions in 2017 as compared to the same period in 2016.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended June 30, 2017 increased $9.1 million, or 14%, compared to the same period in 2016. The increase was primarily driven by higher revenues, expanded profit margins and reduced selling, general and administrative expenses as a percent of revenues, as discussed above, and by a reduction in the net income attributable to the non-controlling interest related to Carrier Enterprise II following our purchases of additional 10% ownership interests in both November 2016 and February 2017.

First Half of 2017 Compared to First Half of 2016

Revenues

Revenues for the first half of 2017 increased $82.2 million, or 4%, including $1.6 million from locations opened during the preceding 12 months, offset by $10.9 million from locations closed. On a same-store basis, revenues increased $91.5 million, or 4%, as compared to the same period in 2016, reflecting a 5% increase in sales of HVAC equipment (66% of sales), a 1% increase in sales of other HVAC products (29% of sales) and a 4% increase in sales of commercial refrigeration products (5% of sales). The increase in same-store revenues was primarily due to demand for the replacement of residential HVAC equipment.

Gross Profit

Gross profit for the first half of 2017 increased $24.5 million, or 5%, primarily as a result of increased revenues. Gross profit margin for the six months ended June 30, 2017 improved 20 basis-points to 24.6% versus 24.4%, primarily due to higher realized gross margins for residential HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first half of 2017 increased $14.7 million, or 4%, primarily due to increased revenues. Selling, general and administrative expenses as a percentage of revenues was 16.3% for both the six months ended June 30, 2017 and 2016. On a same-store basis, selling, general and administrative expenses increased 4% as compared to the same period in 2016. Selling, general and administrative expenses included $0.6 million of additional costs for 2017 in excess of 2016 for ongoing technology initiatives.

17 of 22

Interest Expense, Net

Net interest expense for the first half of 2017 increased $0.9 million, or 42%, primarily as a result of an increase in average outstanding borrowings and a higher effective interest rate for the 2017 period, in each case under our revolving credit facility, as compared to the same period in 2016.

Income Taxes

Income taxes decreased to $50.5 million for the first half of 2017 as compared to $50.6 million for the first half of 2016 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 33.1% and 35.4% for the first half of 2017 and 2016, respectively. The decrease was primarily due to higher share-based payment deductions in 2017 as compared to the same period in 2016.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the first half of 2017 increased $9.8 million, or 11%, compared to the same period in 2016. The increase was primarily driven by higher revenues and expanded profit margins, as discussed above, and by a reduction in the net income attributable to the non-controlling interest related to Carrier Enterprise II following our purchases of additional 10% ownership interests in both November 2016 and February 2017.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand for HVAC/R products, which peaks in the months of May through August. Significant factors that could affect our liquidity include the following:

•	cash needed to fund our business (primarily working capital requirements);

•	borrowing capacity under our bank line of credit;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions, including joint ventures and investments in unconsolidated entities;

•	dividend payments;

•	capital expenditures; and

•	the timing and extent of common stock repurchases.

Sources and Uses of Cash

We rely on cash flows from operations and borrowing capacity under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes, including dividend payments, if and as declared by our Board of Directors, capital expenditures, business acquisitions and development of our long-term operating and technology strategies.

As of June 30, 2017, we had $51.0 million of cash and cash equivalents, of which $47.6 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax consequences or be subject to capital controls; however, these balances are generally available without legal restrictions to fund ordinary business operations of our foreign subsidiaries.

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

Working Capital

Working capital increased to $1.0 billion at June 30, 2017 from $925.3 million at December 31, 2016, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business.

18 of 22

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2017 and 2016:

	2017	2016	Change
Cash flows provided by operating activities	$32.2	$41.9	$(9.7)
Cash flows used in investing activities	$(73.8)	$(5.0)	$(68.8)
Cash flows provided by (used in) financing activities	$35.9	$(41.7)	$77.6

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash provided by operating activities decreased primarily due to the timing of payments for accounts payable and other liabilities and from our seasonal buildup of inventory for the Summer selling season, partially offset by a lower increase in accounts receivable primarily driven by timing of collections during the first half of 2017.

Investing Activities

Net cash used in investing activities increased primarily due to the purchase of an ownership interest in Russell Sigler, Inc. (“RSI”) for $63.6 million and an increase in capital expenditures in 2017.

Financing Activities

Net cash provided by financing activities increased primarily due to proceeds borrowed under our revolving credit agreement and $12.7 million in proceeds from the non-controlling interest for their contribution to the purchase of an ownership interest in RSI, partially offset by the purchase of an additional 10% ownership interest in Carrier Enterprise II for $42.7 million and an increase in dividends paid in 2017.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $600.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. The credit agreement matures on July 1, 2019. Included in the credit facility are a $90.0 million swingline subfacility, a letter of credit subfacility and a $75.0 million multicurrency borrowing sublimit. On January 24, 2017, we entered into an amendment to this credit agreement, which reduced the letter of credit subfacility from $50.0 million to $10.0 million and modified certain definitions. At June 30, 2017 and December 31, 2016, $379.3 million and $235.3 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2017.

Additionally, at June 30, 2017, $1.7 million of short-term borrowings were outstanding under a credit line established by our Mexican subsidiary. This line of credit has a one-year term, maturing on June 13, 2018, is non-committed and provides for borrowings of up to approximately $4.2 million (MXN 75.0 million) for general corporate purposes. No short-term borrowings were outstanding under this credit line at December 31, 2016.

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

Investment in Unconsolidated Entity

On June 21, 2017, Carrier Enterprise I acquired an approximately 35% ownership interest in RSI, an HVAC distributor operating from 30 locations in the Western U.S., for cash consideration of $63.6 million, of which we contributed $50.9 million and Carrier contributed $12.7 million. Carrier Enterprise I entered into a shareholders agreement (the “Shareholders Agreement”) with RSI and RSI’s other shareholders. Pursuant to the Shareholders Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation,

19 of 22

to purchase from RSI’s shareholders the remaining outstanding shares of common stock. We believe that our operating cash flows, cash on hand and funds available for borrowing under our revolving credit agreement will be sufficient to purchase any additional ownership interests in RSI.

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

Common Stock Dividends

We paid cash dividends of $2.10 and $1.70 per share of Common stock and Class B common stock during the six months ended June 30, 2017 and 2016, respectively. On July 3, 2017, our Board of Directors declared a regular quarterly cash dividend of $1.25 per share of Common and Class B common stock that is payable on July 31, 2017 to shareholders of record as of July 17, 2017. Future dividends and/or changes in dividend rates will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended June 30, 2017 or 2016. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At June 30, 2017, there were 1,129,087 shares remaining authorized for repurchase under the program.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 10 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

20 of 22

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended June 30, 2017 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

WATSCO, INC. (Registrant)

Date: July 28, 2017	By:	/s/ Ana M. Menendez
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