Form 10-Q
period 2017-09-30
WATSCO INC
filed 2017-11-07
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

The number of shares of each class of our common stock outstanding as of November 3, 2017 was (i) 30,513,744 shares of Common stock, $0.50 par value per share, excluding 6,287,650 treasury shares, and (ii) 5,228,395 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 24

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$1,229,591	$1,241,232	$3,377,610	$3,307,091
Cost of sales	933,696	939,028	2,552,881	2,500,579

Gross profit	295,895	302,204	824,729	806,512
Selling, general and administrative expenses	183,728	182,904	534,515	518,954
Other income	2,294	—	2,294	—

Operating income	114,461	119,300	292,508	287,558
Interest expense, net	2,117	996	5,019	3,036

Income before income taxes	112,344	118,304	287,489	284,522
Income taxes	32,325	37,786	82,855	88,406

Net income	80,019	80,518	204,634	196,116
Less: net income attributable to non-controlling interest	14,990	17,419	39,668	42,859

Net income attributable to Watsco, Inc.	$65,029	$63,099	$164,966	$153,257

Earnings per share for Common and Class B common stock:
Basic	$1.82	$1.78	$4.62	$4.33

Diluted	$1.82	$1.78	$4.62	$4.32

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 24

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$80,019	$80,518	$204,634	$196,116
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	9,385	(3,453)	17,310	11,433
Unrealized (loss) gain on cash flow hedging instruments	(934)	391	(1,021)	(1,484)
Reclassification of loss (gain) on cash flow hedging instruments into earnings	64	94	(797)	492
Unrealized gain on available-for-sale securities	13	12	16	3

Other comprehensive income (loss)	8,528	(2,956)	15,508	10,444

Comprehensive income	88,547	77,562	220,142	206,560
Less: comprehensive income attributable to non-controlling interest	18,201	16,291	45,518	46,931

Comprehensive income attributable to Watsco, Inc.	$70,346	$61,271	$174,624	$159,629

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 24

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,667	$56,010
Accounts receivable, net	568,457	475,974
Inventories	786,056	685,011
Other current assets	17,761	23,161

Total current assets	1,438,941	1,240,156
Property and equipment, net	91,483	90,502
Goodwill	382,969	379,737
Intangible assets, net	163,013	158,564
Other assets	71,813	5,690

	$2,148,219	$1,874,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$244	$200
Accounts payable	296,349	185,482
Accrued expenses and other current liabilities	163,806	129,206

Total current liabilities	460,399	314,888

Long-term obligations:
Borrowings under revolving credit agreement	284,700	235,294
Other long-term obligations, net of current portion	345	348

Total long-term obligations	285,045	235,642

Deferred income taxes and other liabilities	70,740	72,371

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,350	18,341
Class B common stock, $0.50 par value	2,687	2,610
Preferred stock, $0.50 par value	—	—
Paid-in capital	582,789	592,350
Accumulated other comprehensive loss, net of tax	(33,872)	(43,530)
Retained earnings	595,980	550,482
Treasury stock, at cost	(113,795)	(114,425)

Total Watsco, Inc. shareholders’ equity	1,052,139	1,005,828
Non-controlling interest	279,896	245,920

Total shareholders’ equity	1,332,035	1,251,748

	$2,148,219	$1,874,649

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 24

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$204,634	$196,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,509	15,078
Share-based compensation	9,599	8,359
Deferred income tax provision	4,101	3,984
Non-cash contribution to 401(k) plan	2,428	2,348
Other income from investment in unconsolidated entity	(2,294)	—
Other, net	103	1,901
Changes in operating assets and liabilities:
Accounts receivable	(89,394)	(96,692)
Inventories	(97,685)	(63,480)
Accounts payable and other liabilities	137,211	83,549
Other, net	(507)	(4,863)

Net cash provided by operating activities	184,705	146,300

Cash flows from investing activities:
Investment in unconsolidated entity	(63,600)	—
Capital expenditures	(13,829)	(8,989)
Proceeds from sale of property and equipment	139	675

Net cash used in investing activities	(77,290)	(8,314)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(119,468)	(90,298)
Purchase of additional ownership from non-controlling interest	(42,688)	—
Distributions to non-controlling interest	(6,799)	(26,027)
Net proceeds (repayments) of other long-term obligations	41	(110)
Net proceeds from issuances of common stock	3,115	4,962
Net proceeds from the sale of Common stock	5,391	—
Proceeds from non-controlling interest for investment in unconsolidated entity	12,720	—
Net proceeds (repayments) under revolving credit agreement	49,406	(25,900)

Net cash used in financing activities	(98,282)	(137,373)

Effect of foreign exchange rate changes on cash and cash equivalents	1,524	68

Net increase in cash and cash equivalents	10,657	681
Cash and cash equivalents at beginning of period	56,010	35,229

Cash and cash equivalents at end of period	$66,667	$35,910

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 24

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying September 30, 2017 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. Sales of residential central air conditioners, heating equipment and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly consistent during the year, subject to weather and economic conditions, including their effect on the number of housing completions.

Equity Method Investments

Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other assets in our consolidated balance sheets. Under this method of accounting, our proportionate share of the net income or loss of the investee is included in other income in our consolidated statements of income.

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

New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a standard on revenue recognition that provides a single, comprehensive revenue recognition model for all contracts with customers. The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. This standard may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption, which requires additional footnote disclosures. This standard is effective for our interim and annual reporting periods beginning on January 1, 2018.

Based on our initial assessment, we expect similar performance obligations to result under this guidance as compared with deliverables and separate units of accounting currently identified. As a result, we expect the timing of our revenue recognition to generally remain the same. We continue to evaluate the impact the standard has on our determination of whether we act as principal or agent in certain vendor arrangements, representing less than 3% of our consolidated revenues, as well as analyze certain customer incentives. While we have not yet completed our evaluation process, at this time we have not identified any material impacts to our consolidated net income, balance sheet or cash flows.

7 of 24

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

Intangibles—Goodwill and Other

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

Derivatives and Hedging

In August 2017, the FASB issued guidance to simplify the accounting for hedging derivatives. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact to our consolidated financial statements.

8 of 24

2.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$65,029	$63,099	$164,966	$153,257
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	5,470	5,081	13,844	12,388

Earnings allocated to Watsco, Inc. shareholders	$59,559	$58,018	$151,122	$140,869

Weighted-average common shares outstanding - Basic	32,712,151	32,613,995	32,679,334	32,567,073
Basic earnings per share for Common and Class B common stock	$1.82	$1.78	$4.62	$4.33
Allocation of earnings for Basic:
Common stock	$54,627	$53,186	$138,594	$129,120
Class B common stock	4,932	4,832	12,528	11,749

	$59,559	$58,018	$151,122	$140,869

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$65,029	$63,099	$164,966	$153,257
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	5,468	5,078	13,840	12,383

Earnings allocated to Watsco, Inc. shareholders	$59,561	$58,021	$151,126	$140,874

Weighted-average common shares outstanding - Basic	32,712,151	32,613,995	32,679,334	32,567,073
Effect of dilutive stock options	34,215	36,158	32,516	34,042

Weighted-average common shares outstanding - Diluted	32,746,366	32,650,153	32,711,850	32,601,115

Diluted earnings per share for Common and Class B common stock	$1.82	$1.78	$4.62	$4.32

Anti-dilutive stock options not included above	12,571	3,565	33,156	18,876

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At September 30, 2017 and 2016, our outstanding Class B common stock was convertible into 2,709,194 and 2,716,320 shares of our Common stock, respectively.

9 of 24

3.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as its functional currency and changes in the unrealized (losses) gains on cash flow hedging instruments and available-for-sale securities. The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency translation adjustment	$9,385	$(3,453)	$17,310	$11,433
Unrealized (loss) gain on cash flow hedging instruments	(1,280)	536	(1,399)	(2,033)
Income tax benefit (expense)	346	(145)	378	549

Unrealized (loss) gain on cash flow hedging instruments, net of tax	(934)	391	(1,021)	(1,484)

Reclassification of loss (gain) on cash flow hedging instruments into earnings	88	129	(1,092)	674
Income tax (benefit) expense	(24)	(35)	295	(182)

Reclassification of loss (gain) on cash flow hedging instruments into earnings, net of tax	64	94	(797)	492

Unrealized gain on available-for-sale securities	20	19	25	4
Income tax expense	(7)	(7)	(9)	(1)

Unrealized gain on available-for-sale securities, net of tax	13	12	16	3

Other comprehensive income (loss)	$8,528	$(2,956)	$15,508	$10,444

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Nine Months Ended September 30,	2017	2016
Foreign currency translation adjustment:
Beginning balance	$(43,459)	$(47,204)
Current period other comprehensive income	10,733	6,964

Ending balance	(32,726)	(40,240)

Cash flow hedging instruments:
Beginning balance	215	600
Current period other comprehensive loss	(613)	(890)
Less reclassification adjustment	(478)	295

Ending balance	(876)	5

Available-for-sale securities:
Beginning balance	(286)	(300)
Current period other comprehensive income	16	3

Ending balance	(270)	(297)

Accumulated other comprehensive loss, net of tax	$(33,872)	$(40,532)

4.	DEBT

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

10 of 24

At September 30, 2017 and December 31, 2016, $284,700 and $235,294, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2017.

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

On June 21, 2017, our first joint venture with Carrier, Carrier Enterprise, LLC, which we refer to as Carrier Enterprise I, acquired an approximately 35% ownership interest in Russell Sigler, Inc. (“RSI”), an HVAC distributor with annual sales of approximately $650,000 operating from 30 locations in the Western U.S. We have an 80% controlling interest in Carrier Enterprise I, and Carrier has a 20% non-controlling interest. Carrier Enterprise I acquired its ownership interest in RSI for cash consideration of $63,600, of which we contributed $50,880 and Carrier contributed $12,720. Carrier Enterprise I entered into a shareholders agreement (the “Shareholders Agreement”) with RSI and RSI’s other shareholders. Pursuant to the Shareholders Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. Additionally, Carrier Enterprise I has the right to appoint two of RSI’s six board members. Given Carrier Enterprise I’s 35% voting equity interest in RSI and its right to appoint two out of RSI’s six board members, this investment in RSI is accounted for under the equity method.

7.	DERIVATIVES

We enter into foreign currency forward contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.

Cash Flow Hedging Instruments

We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. Accordingly, at September 30, 2017, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at September 30, 2017 was $29,200, and such contracts have varying terms expiring through June 2018.

The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Loss) gain recorded in accumulated other comprehensive loss	$(1,280)	$536	$(1,399)	$(2,033)
Loss (gain) reclassified from accumulated other comprehensive loss into earnings	$88	$129	$(1,092)	$674

At September 30, 2017, we expected an estimated $2,001 pre-tax loss to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

11 of 24

Derivatives Not Designated as Hedging Instruments

We have also entered into foreign currency forward contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at September 30, 2017 was $7,900, and such contracts have varying terms expiring through November 2017.

We recognized a (loss) gain of $(502) and $75 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended September 30, 2017 and 2016, respectively. We recognized losses of $912 and $389 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the nine months ended September 30, 2017 and 2016, respectively.

The following table summarizes the fair value of derivative instruments, which consist solely of foreign currency forward contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 8.

	Asset Derivatives		Liability Derivatives
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments	$84	$227	$1,346	$35
Derivatives not designated as hedging instruments	114	14	32	4

Total derivative instruments	$198	$241	$1,378	$39

8.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at September 30, 2017 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$306	$306	$—	$—
Derivative financial instruments	Other current assets	$198	$—	$198	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$1,378	$—	$1,378	$—

			Fair Value Measurements at December 31, 2016 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$281	$281	$—	$—
Derivative financial instruments	Other current assets	$241	$—	$241	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$39	$—	$39	$—

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

12 of 24

There were no transfers in or out of Level 1 and Level 2 during the nine months ended September 30, 2017.

9.	SHAREHOLDERS’ EQUITY

At-the-Market Offering Program

On August 23, 2017, we entered into a sales agreement with Robert W. Baird & Co. Inc. (the “Agent”), which we refer to as the Sales Agreement, pursuant to which we may issue and sell shares of our Common stock, from time to time, having a maximum aggregate offering price of up to $250,000 through the Agent. Sales, if any, may be made in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. The offering of shares in accordance with the Sales Agreement has been registered pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-207831).

We intend to use the net proceeds, if any, from the sale of shares pursuant to the Sales Agreement for general corporate purposes, which may include, without limitation, the acquisition of complementary businesses, the repayment of outstanding indebtedness, capital expenditures and working capital. The Sales Agreement contains customary representations, warranties and covenants. We believe we were in compliance with all covenants at September 30, 2017.

During the quarter and nine months ended September 30, 2017, we sold 35,000 shares of Common stock under the Sales Agreement for net proceeds of $5,391, after $49 of compensation paid to the Agent. Direct costs of $285 incurred in connection with the offering were charged against the proceeds from the sale of Common stock and were accounted for as a reduction of paid-in capital. At September 30, 2017, $244,560 remained available for sale under the Sales Agreement.

Common Stock Dividends

We paid cash dividends of $1.25, $0.85, $3.35 and $2.55 per share of Common stock and Class B common stock during the quarters and nine months ended September 30, 2017 and 2016, respectively.

Non-Vested Restricted Stock

During the quarters ended September 30, 2017 and 2016, we granted 9,000 and 23,803 shares of non-vested restricted stock, respectively. During the nine months ended September 30, 2017 and 2016, we granted 164,899 and 135,981 shares of non-vested restricted stock, respectively.

During the quarter ended September 30, 2017, 12,354 shares of Common stock with an aggregate fair market value of $1,893 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. During the nine months ended September 30, 2017, 32,454 shares of Common stock with an aggregate fair market value of $4,664 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. These shares were retired upon delivery. During the quarter ended September 30, 2016, an aggregate of 2,936 shares of Common stock with an aggregate fair market value of $419 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. During the nine months ended September 30, 2016, an aggregate of 30,413 shares of Common and Class B common stock with an aggregate fair market value of $3,967 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. These shares were retired upon delivery.

Exercise of Stock Options

During the quarters ended September 30, 2017 and 2016, 9,084 and 23,584 stock options, respectively, were exercised for Common stock. During the nine months ended September 30, 2017 and 2016, 25,084 and 58,084 stock options, respectively, were exercised for Common stock. Cash received from common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2017 and 2016, was $801, $1,834, $2,111 and $4,092, respectively.

During the quarter and nine months ended September 30, 2017, 350 shares of Common stock with an aggregate fair market value of $53 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. During the quarter and nine months ended September 30, 2016, 348 shares of Common stock with an aggregate fair market value of $51 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

13 of 24

Employee Stock Purchase Plan

During the quarters ended September 30, 2017 and 2016, 2,718 and 2,084 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $402 and $286, respectively. During the nine months ended September 30, 2017 and 2016, 6,977 and 6,915 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $1,004 and $870, respectively.

401(k) Plan

During the nine months ended September 30, 2017 and 2016, we issued 16,389 and 20,045 shares of Common stock, respectively, to our profit sharing retirement plan, representing the Common stock discretionary matching contribution of $2,428 and $2,348, respectively.

Non-controlling Interest

Of our three joint ventures with Carrier, we have a 60% controlling interest in one and an 80% controlling interest in each of the other two, while Carrier has either a 40% or 20% non-controlling interest in such joint ventures, as applicable. The following table reconciles shareholders’ equity attributable to Carrier’s non-controlling interest:

Non-controlling interest at December 31, 2016	$245,920
Net income attributable to non-controlling interest	39,668
Contribution for unconsolidated entity	12,720
Foreign currency translation adjustment	6,577
Decrease in non-controlling interest in Carrier Enterprise II	(17,463)
Distributions to non-controlling interest	(6,799)
Loss recorded in accumulated other comprehensive loss	(408)
Gain reclassified from accumulated other comprehensive loss into earnings	(319)

Non-controlling interest at September 30, 2017	$279,896

10.	COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Assessments

In December 2015, a purported Watsco shareholder, Nelson Gaskins (the “Plaintiff”), filed a derivative lawsuit in the U.S. District Court for the Southern District of Florida (the “Court”) against Watsco’s Board of Directors. The Company was a nominal defendant. The lawsuit alleged breach of fiduciary duties regarding CEO incentive compensation and sought to recover alleged excessive incentive compensation and unspecified damages. The Court dismissed this action, and the Plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit (the “Appellate Court”). In May 2017, the Appellate Court dismissed the Plaintiff’s appeal and the action with prejudice. Neither the Plaintiff nor the Plaintiff’s lawyers received any payment from, or on behalf of, Watsco or its Directors in connection with this lawsuit and the related appeal.

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $2,757 and $2,951 at September 30, 2017 and December 31, 2016, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

11.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 62% of all inventory purchases made during both the quarters ended September 30, 2017 and 2016. Purchases from Carrier and its affiliates comprised 62% of all inventory purchases made during both the nine months

14 of 24

ended September 30, 2017 and 2016. At September 30, 2017 and December 31, 2016, approximately $134,000 and $63,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2017 and 2016 included approximately $19,000, $17,000, $51,000 and $46,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length basis in the ordinary course of business.

A member of our Board of Directors is the Chairman and Chief Executive Officer of Moss & Associates LLC, which serves as general contractor for the remodeling of our Miami headquarters. We paid Moss & Associates LLC $58 and $702 for construction services performed during the quarter and nine months ended September 30, 2017, respectively, and $180 was payable at September 30, 2017.

A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel and receives customary fees for legal services. During the quarter and nine months ended September 30, 2017, we paid this firm $71 and $291, respectively, for services performed and $67 was payable at September 30, 2017.

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

15 of 24

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us” or “our”) is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At September 30, 2017, we operated from 562 locations in 37 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

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

Our critical accounting policies are included in our 2016 Annual Report on Form 10-K, as filed with the SEC on February 21, 2017. We believe that there have been no significant changes during the quarter ended September 30, 2017 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

16 of 24

Recent Accounting Pronouncements

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and nine months ended September 30, 2017 and 2016:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9	75.7	75.6	75.6

Gross profit	24.1	24.3	24.4	24.4
Selling, general and administrative expenses	14.9	14.7	15.8	15.7
Other income	0.2	—	0.1	—

Operating income	9.3	9.6	8.7	8.7
Interest expense, net	0.2	0.1	0.1	0.1

Income before income taxes	9.1	9.5	8.5	8.6
Income taxes	2.6	3.0	2.5	2.7

Net income	6.5	6.5	6.1	5.9
Less: net income attributable to non-controlling interest	1.2	1.4	1.2	1.3

Net income attributable to Watsco, Inc.	5.3%	5.1%	4.9%	4.6%

Note: Due to rounding, percentages may not add up to 100.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months unless they are within close geographical proximity to existing locations. At September 30, 2017 and 2016, 34 and 17 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended September 30, 2017:

Number of Locations
September 30, 2016	568
Opened	2
Closed	(5)

December 31, 2016	565
Opened	12
Closed	(15)

September 30, 2017	562

Third Quarter of 2017 Compared to Third Quarter of 2016

Revenues

Revenues for the third quarter of 2017 decreased $11.6 million, or 1%, including $8.2 million from locations closed during the preceding 12 months, offset by $1.9 million from locations opened. On a same-store basis, revenues decreased $5.3 million, or were flat, as compared to the same period in 2016, reflecting flat sales of HVAC equipment (68% of sales), a 4% decrease in sales of other HVAC products (27% of sales) and a 4% decrease in sales of commercial refrigeration products (5% of sales). The decrease in same-store revenues reflects disruptions from natural disasters which impacted certain of our largest markets during August and September 2017. More than 300 locations experienced some impact with 190 temporary location closures, including locations in key markets in Florida, Texas, Georgia and Puerto Rico.

17 of 24

Gross Profit

Gross profit for the third quarter of 2017 decreased $6.3 million, or 2%, primarily as a result of lower revenues. Gross profit margin for the quarter ended September 30, 2017 declined 20 basis-points to 24.1% versus 24.3% for the same period in 2016, primarily due to a shift in sales mix toward HVAC equipment, which generate a lower gross profit margin than non-equipment products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2017 remained flat as compared to the same period in 2016. Selling, general and administrative expenses as a percent of revenues for the quarter ended September 30, 2017 increased to 14.9% versus 14.7% for the same period in 2016. On a same-store basis, selling, general and administrative expenses increased 3% as compared to the same period in 2016. The increase in selling, general and administrative expenses was primarily due to our inability to leverage fixed operating costs as compared to 2016.

Other Income

Other income of $2.3 million for the third quarter of 2017 represents our share of the net income from our investment in Russell Sigler, Inc. (“RSI”), in which we purchased an approximately 35% ownership interest in June 2017.

Interest Expense, Net

Net interest expense for the third quarter of 2017 increased $1.1 million, or 113%, primarily as a result of an increase in average outstanding borrowings and a higher effective interest rate for the 2017 period, in each case under our revolving credit facility, as compared to the same period in 2016.

Income Taxes

Income taxes decreased to $32.3 million for the third quarter of 2017 as compared to $37.8 million for the third quarter of 2016 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 32.8% and 36.8% for the quarters ended September 30, 2017 and 2016, respectively. The decrease was primarily due to higher share-based payment deductions in 2017 as compared to the same period in 2016.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended September 30, 2017 increased $1.9 million, or 3%, compared to the same period in 2016. The increase was primarily driven by other income and income taxes, as discussed above, and by a reduction in the net income attributable to the non-controlling interest related to Carrier Enterprise II following our purchases of additional 10% ownership interests in both November 2016 and February 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

Revenues for the nine months ended September 30, 2017 increased $70.5 million, or 2%, including $3.5 million from locations opened during the preceding 12 months, offset by $19.1 million from locations closed. On a same-store basis, revenues increased $86.1 million, or 3%, as compared to the same period in 2016, reflecting a 3% increase in sales of HVAC equipment (67% of sales), a 1% increase in sales of commercial refrigeration products (5% of sales) and flat sales of other HVAC products (28% of sales). The increase in same-store revenues was primarily due to demand for the replacement of residential HVAC equipment.

Gross Profit

Gross profit for the nine months ended September 30, 2017 increased $18.2 million, or 2%, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2017 remained consistent at 24.4% as compared to the same period in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2017 increased $15.6 million, or 3%, primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the nine months ended September 30, 2017 and 2016 increased to 15.8% versus 15.7% for the same period in 2016. On a same-store basis, selling, general and administrative expenses increased 4% as compared to the same period in 2016. Selling, general and administrative expenses included $0.6 million of additional costs for 2017 in excess of 2016 for ongoing technology initiatives.

18 of 24

Other Income

Other income of $2.3 million for the nine months ended September 30, 2017 represents our share of the net income from our investment in RSI, in which we purchased an approximately 35% ownership interest in June 2017.

Interest Expense, Net

Net interest expense for the nine months ended September 30, 2017 increased $2.0 million, or 65%, primarily as a result of an increase in average outstanding borrowings and a higher effective interest rate for the 2017 period, in each case under our revolving credit facility, as compared to the same period in 2016.

Income Taxes

Income taxes decreased to $82.9 million for the nine months ended September 30, 2017 as compared to $88.4 million for the nine months ended September 30, 2016 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 33.0% and 36.0% for the nine months ended September 30, 2017 and 2016, respectively. The decrease was primarily due to higher share-based payment deductions in 2017 as compared to the same period in 2016.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the nine months ended September 30, 2017 increased $11.7 million, or 8%, compared to the same period in 2016. The increase was primarily driven by higher revenues and other income, as discussed above, and by a reduction in the net income attributable to the non-controlling interest related to Carrier Enterprise II following our purchases of additional 10% ownership interests in both November 2016 and February 2017.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand for HVAC/R products, which peaks in the months of May through August. Significant factors that could affect our liquidity include the following:

•	cash needed to fund our business (primarily working capital requirements);

•	borrowing capacity under our bank line of credit;

•	the timing and extent of sales of Common stock under our at-the-market offering program;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions, including joint ventures and investments in unconsolidated entities;

•	dividend payments;

•	capital expenditures; and

•	the timing and extent of common stock repurchases.

Sources and Uses of Cash

We rely on cash flows from operations and borrowing capacity under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes, including dividend payments, if and as declared by our Board of Directors, capital expenditures, business acquisitions and development of our long-term operating and technology strategies.

As of September 30, 2017, we had $66.7 million of cash and cash equivalents, of which $54.0 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax consequences or be subject to capital controls; however, these balances are generally available without legal restrictions to fund ordinary business operations of our foreign subsidiaries.

We believe that our operating cash flows, cash on hand, funds available for borrowing under our revolving credit agreement and funds available from sales of our Common stock under our at-the-market offering program will be sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

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

19 of 24

Working Capital

Working capital increased to $978.5 million at September 30, 2017 from $925.3 million at December 31, 2016, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business.

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2017 and 2016:

	2017	2016	Change
Cash flows provided by operating activities	$184.7	$146.3	$38.4
Cash flows used in investing activities	$(77.3)	$(8.3)	$(69.0)
Cash flows used in financing activities	$(98.3)	$(137.4)	$39.1

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash provided by operating activities increased primarily due to the timing of payments for accounts payable and other liabilities and from a buildup of inventory in anticipation of future demand related to the restoration and replacement activities after the natural disasters experienced in certain of our largest markets during August and September, partially offset by a lower increase in accounts receivable primarily driven by timing of collections during the nine months ended September 30, 2017.

Investing Activities

Net cash used in investing activities increased primarily due to the purchase of an ownership interest in RSI for $63.6 million and an increase in capital expenditures in 2017.

Financing Activities

Net cash used in financing activities decreased primarily due to higher borrowings under our revolving credit agreement, lower distributions to the non-controlling interest, $12.7 million in proceeds from the non-controlling interest for its contribution to the purchase of an ownership interest in RSI and $5.4 million in proceeds from the sale of common stock, partially offset by the purchase of an additional 10% ownership interest in Carrier Enterprise II for $42.7 million and an increase in dividends paid in 2017.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement that provides for borrowings of up to $600.0 million. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. The credit agreement matures on July 1, 2019. Included in the credit facility are a $90.0 million swingline subfacility, a letter of credit subfacility and a $75.0 million multicurrency borrowing sublimit. On January 24, 2017, we entered into an amendment to this credit agreement, which reduced the letter of credit subfacility from $50.0 million to $10.0 million and modified certain definitions. At September 30, 2017 and December 31, 2016, $284.7 million and $235.3 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2017.

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

Investment in Unconsolidated Entity

On June 21, 2017, Carrier Enterprise I acquired an approximately 35% ownership interest in RSI, an HVAC distributor operating from 30 locations in the Western U.S., for cash consideration of $63.6 million, of which we contributed $50.9 million and Carrier contributed $12.7 million. Carrier Enterprise I entered into a shareholders agreement (the “Shareholders Agreement”) with RSI and RSI’s other shareholders. Pursuant to the Shareholders Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their

20 of 24

respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. We believe that our operating cash flows, cash on hand and funds available for borrowing under our revolving credit agreement will be sufficient to purchase any additional ownership interests in RSI.

Acquisitions

We continually evaluate potential acquisitions, including joint ventures and investments in unconsolidated entities, and routinely hold discussions with a number of acquisition candidates. Should suitable acquisition opportunities arise that would require additional financing, we believe our financial position and earnings history provide a sufficient basis for us to either obtain additional debt financing at competitive rates and on reasonable terms or raise capital through the issuance of equity securities.

Common Stock Dividends

We paid cash dividends of $3.35 and $2.55 per share of Common stock and Class B common stock during the nine months ended September 30, 2017 and 2016, respectively. On October 2, 2017, our Board of Directors declared a regular quarterly cash dividend of $1.25 per share of Common and Class B common stock that was paid on October 31, 2017 to shareholders of record as of October 16, 2017. Future dividends and/or changes in dividend rates will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

At-the-Market Offering Program

On August 23, 2017, we entered into a sales agreement with Robert W. Baird & Co. Inc. (the “Agent”), which we refer to as the Sales Agreement, pursuant to which we may issue and sell shares of our Common stock, from time to time, having a maximum aggregate offering price of up to $250.0 million through the Agent. Sales, if any, may be made in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933. The offering of shares in accordance with the Sales Agreement has been registered pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-207831).

We intend to use the net proceeds, if any, from the sale of shares pursuant to the Sales Agreement for general corporate purposes, which may include, without limitation, the acquisition of complementary businesses, the repayment of outstanding indebtedness, capital expenditures and working capital. The Sales Agreement contains customary representations, warranties and covenants. We believe we were in compliance with all covenants at September 30, 2017.

During the quarter and nine months ended September 30, 2017, we sold 35,000 shares of Common stock under the Sales Agreement for net proceeds of $5.4 million. Direct costs of $0.3 million incurred in connection with the offering were charged against the proceeds from the sale of Common stock and were accounted for as a reduction of paid-in capital. At September 30, 2017, $244.6 million remained available for sale under the Sales Agreement.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended September 30, 2017 or 2016. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At September 30, 2017, there were 1,129,087 shares remaining authorized for repurchase under the program.

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

21 of 24

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 10 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended September 30, 2017 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6. EXHIBITS

31.1#	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3#	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.

22 of 24

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.

23 of 24

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: November 7, 2017	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

24 of 24