Form 10-Q
period 2018-03-31
WATSCO INC
filed 2018-05-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

The registrant’s common stock outstanding as of May 4, 2018 comprised (i) 32,042,811 shares of Common stock, $0.50 par value per share, excluding 4,823,988 treasury shares, and (ii) 5,316,683 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 22

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarters Ended March 31,
	2018	2017
Revenues	$926,577	$872,095
Cost of sales	695,744	653,539

Gross profit	230,833	218,556
Selling, general and administrative expenses	178,534	169,857
Other income	1,638	—

Operating income	53,937	48,699
Interest expense, net	565	1,255

Income before income taxes	53,372	47,444
Income taxes	10,995	13,676

Net income	42,377	33,768
Less: net income attributable to non-controlling interest	8,158	7,587

Net income attributable to Watsco, Inc.	$34,219	$26,181

Earnings per share for Common and Class B common stock:
Basic and diluted	$0.89	$0.71

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarters Ended March 31,
	2018	2017
Net income	$42,377	$33,768
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(6,645)	2,155
Unrealized gain (loss) on cash flow hedging instruments arising during the period	151	(309)
Reclassification of loss (gain) on cash flow hedging instruments into earnings	753	(178)
Unrealized gain on available-for-sale securities arising during the period	—	8

Other comprehensive (loss) income	(5,741)	1,676
Comprehensive income	36,636	35,444
Less: comprehensive income attributable to non-controlling interest	6,066	8,223

Comprehensive income attributable to Watsco, Inc.	$30,570	$27,221

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,073	$80,496
Accounts receivable, net	486,651	478,133
Inventories	810,021	761,314
Other current assets	16,979	17,454

Total current assets	1,371,724	1,337,397
Property and equipment, net	90,238	91,198
Goodwill	381,553	382,729
Intangible assets, net	156,530	161,065
Other assets	76,233	74,488

	$2,076,278	$2,046,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$236	$244
Accounts payable	245,405	230,476
Accrued expenses and other current liabilities	132,090	185,757

Total current liabilities	377,731	416,477

Long-term obligations:
Borrowings under revolving credit agreement	91,000	21,800
Other long-term obligations, net of current portion	233	285

Total long-term obligations	91,233	22,085

Deferred income taxes and other liabilities	57,688	57,338

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,438	18,412
Class B common stock, $0.50 par value	2,681	2,638
Preferred stock, $0.50 par value	—	—
Paid-in capital	814,711	804,008
Accumulated other comprehensive loss, net of tax	(37,569)	(34,221)
Retained earnings	581,893	594,556
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,292,714	1,297,953
Non-controlling interest	256,912	253,024

Total shareholders’ equity	1,549,626	1,550,977

	$2,076,278	$2,046,877

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 22

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarters Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$42,377	$33,768
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,538	5,365
Share-based compensation	3,590	3,027
Non-cash contribution to 401(k) plan	2,945	2,428
Provision for doubtful accounts	898	401
Other income from investment in unconsolidated entity	(1,638)	—
Other, net	431	661
Changes in operating assets and liabilities:
Accounts receivable	(10,059)	(5,680)
Inventories	(49,937)	(66,101)
Accounts payable and other liabilities	(36,649)	63,032
Other, net	890	(2,584)

Net cash (used in) provided by operating activities	(41,614)	34,317

Cash flows from investing activities:
Capital expenditures	(3,494)	(4,147)
Proceeds from sale of property and equipment	62	20

Net cash used in investing activities	(3,432)	(4,127)

Cash flows from financing activities:
Net proceeds under revolving credit agreement	69,200	45,006
Net proceeds from issuances of common stock	2,958	1,387
Purchase of additional ownership from non-controlling interest	—	(42,688)
Proceeds from short-term borrowings	—	1,596
Net repayments of other long-term obligations	(60)	(49)
Distributions to non-controlling interest	(2,178)	(6,798)
Dividends on Common and Class B common stock	(46,581)	(37,383)

Net cash provided by (used in) financing activities	23,339	(38,929)

Effect of foreign exchange rate changes on cash and cash equivalents	(716)	150

Net decrease in cash and cash equivalents	(22,423)	(8,589)
Cash and cash equivalents at beginning of period	80,496	56,010

Cash and cash equivalents at end of period	$58,073	$47,421

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 22

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2018

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying March 31, 2018 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is generally evenly distributed throughout the year, subject to weather and economic conditions, including their effect on the number of housing completions.

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

Recently Adopted Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a standard on revenue recognition that provides a single, comprehensive revenue recognition model for all contracts with customers. The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. In 2015 and 2016, the FASB issued several updates to this standard. The adoption of this standard and its related amendments (collectively, the “New Revenue Standard”) on January 1, 2018 did not result in the recognition of a cumulative adjustment to opening retained earnings under the modified retrospective approach, nor did it have a significant impact on our consolidated net income, balance sheet or cash flow. See Note 2.

Financial Instruments

In January 2016, the FASB issued guidance related to certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most prominent among the changes to the standard is the requirement that changes in the fair value of equity investments, with certain exceptions, be recognized through net income rather than other comprehensive income. This guidance must be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings and became effective for interim and annual periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements. A cumulative-effect adjustment captured the previously held unrealized losses of $301 related to our equity investment carried at fair value. See Note 4.

7 of 22

Stock Compensation

In May 2017, the FASB issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This guidance must be applied prospectively and became effective for interim and annual periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

Leases

In February 2016, the FASB issued guidance on accounting for leases, which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. This guidance will be applied using a modified retrospective approach and is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We will adopt this guidance on January 1, 2019. While we are still evaluating the impact of adopting this guidance on our consolidated financial statements, including the option to elect certain practical expedients, we expect that, upon adoption, the right-of-use assets and lease liabilities recorded could be material to our consolidated balance sheets. However, we do not expect a material impact on our consolidated statements of income.

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

2.	REVENUES

Adoption of New Revenue Standard

We adopted the New Revenue Standard on January 1, 2018 using the modified retrospective approach. The New Revenue Standard did not have an impact on the amount and timing of our revenue recognition; however, certain payments to customers were reclassified from expense to a reduction from revenues resulting in an immaterial impact to the individual financial statement line items of our condensed consolidated unaudited statement of income. Results for reporting periods beginning on and after January 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods.

Revenue Recognition

Revenue primarily consists of sales of air conditioning, heating and refrigeration equipment and related parts and supplies. We generate our revenue primarily from the sale of finished products to customers, therefore, the significant majority of our contracts are short-term in nature and have a single performance obligation to deliver products, in which our performance obligation is satisfied when control of the product is transferred to the customer. Some contracts contain a combination of product sales and services which are distinct and accounted for as separate performance obligations. Our performance obligations for services are satisfied when the services are rendered within the arranged service period. Total service revenue is not material and accounted for less than 1% of revenues for the quarter ended March 31, 2018.

Revenue is recognized when control transfers to our customers via shipment of products or delivery of services. We measure revenue as the amount of consideration we expect to be entitled to receive in exchange for those goods or services, net of any variable considerations (e.g., rights to return product, sales incentives, others) and any taxes collected from customers and subsequently remitted to governmental authorities. Revenue for shipping and handling charges is recognized when products are delivered to or picked up by the customer.

8 of 22

Product Returns

We estimate product returns based on historical experience and record them on a gross basis. Substantially all customer returns relate to products that are returned under warranty obligations underwritten by manufacturers. Accrued sales returns of $11,414 at March 31, 2018 were included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheet.

Sales Incentives

We estimate sales incentives expected to be paid over the term of the contract based on the most likely amount. Contract liabilities related to sales incentives are accounted for as a reduction in the transaction price and are generally paid on an annual basis. Accrued sales incentives of $6,260 and $13,001 as of March 31, 2018 and December 31, 2017, respectively, were included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

Disaggregation of Revenues

The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

Quarters Ended March 31,	2018	2017(1)
Primary Geographical Regions:
United States	$840,268	$786,280
Canada	52,360	51,533
Mexico	33,949	34,282

	$926,577	$872,095

Major Product Lines:
HVAC equipment	66%	65%
Other HVAC products	29%	30%
Commercial refrigeration products	5%	5%

	100%	100%

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Practical Expedients

We generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling, general and administrative expenses. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

9 of 22

3.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

Quarters Ended March 31,	2018	2017
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$34,219	$26,181
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	3,775	3,120

Earnings allocated to Watsco, Inc. shareholders	$30,444	$23,061

Weighted-average common shares outstanding – Basic	34,254,331	32,642,612
Basic earnings per share for Common and Class B common stock	$0.89	$0.71
Allocation of earnings for Basic:
Common stock	$28,134	$21,147
Class B common stock	2,310	1,914

	$30,444	$23,061

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$34,219	$26,181
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	3,775	3,120

Earnings allocated to Watsco, Inc. shareholders	$30,444	$23,061

Weighted-average common shares outstanding – Basic	34,254,331	32,642,612
Effect of dilutive stock options	65,779	37,194

Weighted-average common shares outstanding – Diluted	34,320,110	32,679,806

Diluted earnings per share for Common and Class B common stock	$0.89	$0.71

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At March 31, 2018 and 2017, our outstanding Class B common stock was convertible into 2,599,496 and 2,709,311 shares of our Common stock, respectively.

Diluted earnings per share excluded 9,228 and 16,067 shares for the quarters ended March 31, 2018 and 2017, respectively, related to stock options with an exercise price per share greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

10 of 22

4.	OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as its functional currency and changes in the unrealized gains (losses) on cash flow hedging instruments and available-for-sale securities. The tax effects allocated to each component of other comprehensive (loss) income were as follows:

Quarters Ended March 31,	2018	2017
Foreign currency translation adjustment	$(6,645)	$2,155
Unrealized gain (loss) on cash flow hedging instruments	207	(423)
Income tax (expense) benefit	(56)	114

Unrealized gain (loss) on cash flow hedging instruments, net of tax	151	(309)

Reclassification of loss (gain) on cash flow hedging instruments into earnings	1,031	(243)
Income tax (benefit) expense	(278)	65

Reclassification of loss (gain) on cash flow hedging instruments into earnings, net of tax	753	(178)

Unrealized gain on available-for-sale securities	—	13
Income tax expense	—	(5)

Unrealized gain on available-for-sale securities, net of tax	—	8

Other comprehensive (loss) income	$(5,741)	$1,676

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Quarters Ended March 31,	2018	2017
Foreign currency translation adjustment:
Beginning balance	$(33,499)	$(43,459)
Current period other comprehensive (loss) income	(4,191)	1,324

Ending balance	(37,690)	(42,135)

Cash flow hedging instruments:
Beginning balance	(421)	215
Current period other comprehensive gain (loss)	91	(185)
Less reclassification adjustment	451	(107)

Ending balance	121	(77)

Available-for-sale securities:
Beginning balance	(301)	(286)
Cumulative-effect adjustment to retained earnings	301	—
Current period other comprehensive income	—	8

Ending balance	—	(278)

Accumulated other comprehensive loss, net of tax	$(37,569)	$(42,490)

5.	DEBT

We maintain an unsecured, syndicated revolving credit agreement, which we use to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. Effective February 5, 2018, we decreased the borrowing capacity under this credit agreement from $600,000 to $300,000. Included in the credit facility are a $90,000 swingline subfacility, a $10,000 letter of credit subfacility and a $75,000 multicurrency borrowing sublimit. The credit agreement matures on July 1, 2019.

11 of 22

At March 31, 2018 and December 31, 2017, $91,000 and $21,800, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2018.

6.	PURCHASE OF ADDITIONAL OWNERSHIP INTEREST IN JOINT VENTURE

On February 13, 2017, we purchased an additional 10% ownership interest in Carrier Enterprise Northeast LLC, which we refer to as Carrier Enterprise II, for cash consideration of $42,688, which increased our controlling interest from 70% to 80%. Carrier Enterprise II was formed in 2011 as a joint venture with Carrier. Carrier Enterprise II had sales of approximately $545,000 in 2017 from 40 locations in the northeastern United States and 14 locations in Mexico.

7.	DERIVATIVES

We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.

Cash Flow Hedging Instruments

We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. Accordingly, at March 31, 2018, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at March 31, 2018 was $34,200, and such contracts have varying terms expiring through December 2018.

The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

Quarters Ended March 31,	2018	2017
Gain (loss) recorded in accumulated other comprehensive loss	$207	$(423)
Loss (gain) reclassified from accumulated other comprehensive loss into earnings	$1,031	$(243)

At March 31, 2018, we expected an estimated $276 pre-tax gain to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

Derivatives Not Designated as Hedging Instruments

We have also entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at March 31, 2018 was $15,450, and such contracts have varying terms expiring through August 2018.

We recognized losses of $371 and $583 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2018 and 2017, respectively.

The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 8.

	Asset Derivatives		Liability Derivatives
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments	$452	$70	$32	$773
Derivatives not designated as hedging instruments	76	180	55	184

Total derivative instruments	$528	$250	$87	$957

12 of 22

8.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at March 31, 2018 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$351	$351	$—	$—
Derivative financial instruments	Other current assets	$528	$—	$528	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$87	$—	$87	$—

		Total	Fair Value Measurements at December 31, 2017 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	Other assets	$332	$332	$—	$—
Derivative financial instruments	Other current assets	$250	$—	$250	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$957	$—	$957	$—

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

Derivative financial instruments – these derivatives are foreign currency forward and option contracts. See Note 7. Fair value is based on observable market inputs, such as forward rates in active markets; therefore, we classify these derivatives within Level 2 of the valuation hierarchy.

There were no transfers in or out of Level 1 and Level 2 during the quarter ended March 31, 2018.

9.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $1.25 and $1.05 per share of Common stock and Class B common stock during the quarters ended March 31, 2018 and 2017, respectively.

Non-Vested Restricted Stock

During the quarters ended March 31, 2018 and 2017, we granted 91,609 and 100,399 shares of non-vested restricted stock, respectively.

Exercise of Stock Options

During the quarters ended March 31, 2018 and 2017, 35,083 and 13,750 stock options, respectively, were exercised for Common stock. Cash received from Common stock issued as a result of stock options exercised during the quarters ended March 31, 2018 and 2017 was $2,612 and $1,102, respectively. During the quarter ended March 31, 2018, 5,041 shares of Common stock with an aggregate fair market value of $914 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended March 31, 2018 and 2017, 2,047 and 1,953 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $346 and $285, respectively.

13 of 22

401(k) Plan

During the quarters ended March 31, 2018 and 2017, we issued 17,318 and 16,389 shares of Common stock, respectively, to our profit sharing retirement plan, representing the Common stock discretionary matching contribution of $2,945 and $2,428, respectively.

Non-controlling Interest

As summarized in our Annual Report on Form 10-K for the year ended December 31, 2017, we maintain three joint ventures with Carrier that we describe as Carrier Enterprise I, Carrier Enterprise II and Carrier Enterprise III. We have an 80% controlling interest in Carrier enterprise I and Carrier Enterprise II and a 60% controlling interest in Carrier Enterprise III. Carrier owns the remaining non-controlling interest in such joint ventures. The following table reconciles shareholders’ equity attributable to Carrier’s non-controlling interest:

Non-controlling interest at December 31, 2017	$253,024
Net income attributable to non-controlling interest	8,158
Foreign currency translation adjustment	(2,454)
Distributions to non-controlling interest	(2,178)
Gain recorded in accumulated other comprehensive loss	60
Loss reclassified from accumulated other comprehensive loss into earnings	302

Non-controlling interest at March 31, 2018	$256,912

10.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $2,363 and $2,344 at March 31, 2018 and December 31, 2017, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

11.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 62% of all inventory purchases made during both the quarters ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, approximately $99,000 and $75,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2018 and 2017 included approximately $16,000 and $11,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length basis in the ordinary course of business.

A member of our Board of Directors is the Chairman and Chief Executive Officer of Moss & Associates LLC, who served as general contractor for the remodeling of our Miami headquarters, which was completed in 2018. We paid Moss & Associates LLC $53 and $418 for construction services performed during the quarters ended March 31, 2018 and 2017, respectively, and $71 was payable at March 31, 2018.

A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarter ended March 31, 2018, we paid this firm $4 for services performed, and $0 was payable at March 31, 2018.

14 of 22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project,” “focused,” “outlook,” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements, including statements regarding, among others, (i) economic conditions, (ii) business and acquisition strategies, (iii) potential acquisitions and/or joint ventures and investments in unconsolidated entities, (iv) financing plans, and (v) industry, demographic and other trends affecting our financial condition or results of operations. These forward-looking statements are based on management’s current expectations, are not guarantees of future performance and are subject to a number of risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of several factors, including, but not limited to:

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

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding other important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see the discussion included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

The following information should be read in conjunction with the condensed consolidated unaudited financial statements, including the notes thereto, included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At March 31, 2018, we operated from 563 locations in 37 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

15 of 22

Revenues primarily consist of sales of air conditioning, heating, and refrigeration equipment, and related parts and supplies. Selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions, and marketing expenses that are variable and correlate to changes in sales. Other significant selling, general and administrative expenses relate to the operation of warehouse facilities, including a fleet of trucks and forklifts, and facility rent, which are payable mostly under non-cancelable operating leases.

Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is generally evenly distributed throughout the year, subject to weather and economic conditions, including their effect on the number of housing completions.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon the condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. At least quarterly, management reevaluates its judgments and estimates, which are based on historical experience, current trends, and various other assumptions that are believed to be reasonable under the circumstances.

Our critical accounting policies are included in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 1, 2018. We believe that there have been no significant changes during the quarter ended March 31, 2018 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted and to be adopted accounting standards.

16 of 22

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters ended March 31, 2018 and 2017:

	2018	2017
Revenues	100.0%	100.0%
Cost of sales	75.1	74.9

Gross profit	24.9	25.1
Selling, general and administrative expenses	19.3	19.5
Other income	0.2	—

Operating income	5.8	5.6
Interest expense, net	0.1	0.1

Income before income taxes	5.8	5.5
Income taxes	1.2	1.6

Net income	4.6	3.9
Less: net income attributable to non-controlling interest	0.9	0.9

Net income attributable to Watsco, Inc.	3.7%	3.0%

Note: Due to rounding, percentages may not add up to 100.

The following narratives reflect our approximate 35% ownership interest in Russell Sigler, Inc. (“RSI”) purchased in June 2017 and our additional 10% ownership interest in Carrier Enterprise II, which became effective on February 13, 2017. We did not acquire any material businesses during 2018 or 2017.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months, unless they are within close geographical proximity to existing locations. At March 31, 2018 and 2017, 30 and 26 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended March 31, 2018:

Number of Locations
March 31, 2017	561
Opened	13
Closed	(14)

December 31, 2017	560
Opened	3
Closed	—

March 31, 2018	563

Revenues

Revenues for the first quarter of 2018 increased $54.5 million, or 6%, including $4.6 million from locations opened during the preceding 12 months, offset by $3.3 million from locations closed. On a same-store basis, revenues increased $53.2 million, or 6%, as compared to the same period in 2017, reflecting an 8% increase in sales of HVAC equipment (66% of sales), which included a 9% increase in residential HVAC equipment and a 4% increase in commercial HVAC equipment, a 5% increase in sales of other HVAC products (29% of sales) and flat sales of commercial refrigeration products (5% of sales). The increase in same-store revenues was primarily due to strong demand for the replacement of residential and commercial HVAC equipment. Revenues from sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the first quarter of 2018 increased $12.3 million, or 6%, primarily as a result of increased revenues. Gross profit margin for the quarter ended March 31, 2018 declined 20 basis-points to 24.9% versus 25.1%, primarily due to a shift in sales mix away from non-equipment products and toward HVAC equipment, which generates a lower gross profit margin than non-equipment products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2018 increased $8.7 million, or 5%, primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2018 decreased to 19.3% versus 19.5% for the same period in 2017. On a same-store basis, selling, general and administrative expenses increased 5% as compared to the same period in 2017.

17 of 22

Other Income

Other income of $1.6 million for the first quarter of 2018 represents our approximate 35% share of the net income of RSI.

Interest Expense, Net

Net interest expense for the first quarter of 2018 decreased $0.7 million, or 55%, primarily as a result of a decrease in average outstanding borrowings, partially offset by a higher effective interest rate for the 2018 period, in each case under our revolving credit facility, as compared to the same period in 2017.

Income Taxes

Income taxes decreased to $11.0 million for the first quarter of 2018, as compared to $13.7 million for the first quarter of 2017 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 23.8% and 33.6% for the quarters ended March 31, 2018 and 2017, respectively. The decrease was primarily due to the reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act of 2017.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended March 31, 2018 increased $8.0 million, or 31%, compared to the same period in 2017. The increase was primarily driven by higher revenues, expanded operating margin, lower interest expense, net, and lower income taxes as discussed above.

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

Sources and Uses of Cash

We rely on cash flows from operations and borrowing capacity under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes, including dividend payments (to the extent declared by our Board of Directors), capital expenditures, business acquisitions, and development of our long-term operating and technology strategies. Additionally, we may generate cash through the issuance and sale of our Common stock.

As of March 31, 2018, we had $58.1 million of cash and cash equivalents, of which $55.2 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax consequences or be subject to capital controls; however, these balances are generally available without legal restrictions to fund the ordinary business operations of our foreign subsidiaries.

We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement are sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

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

18 of 22

Working Capital

Working capital increased to $994.0 million at March 31, 2018 from $920.9 million at December 31, 2017, reflecting higher levels of inventories, primarily due to the seasonality of our business.

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2018 and 2017 (in millions):

	2018	2017	Change
Cash flows (used in) provided by operating activities	$(41.6)	$34.3	$(75.9)
Cash flows used in investing activities	$(3.4)	$(4.1)	$0.7
Cash flows provided by (used in) financing activities	$23.3	$(38.9)	$62.2

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

The increase in net cash used in operating activities was primarily due to the timing of payments for accrued expenses and other current liabilities, partially offset by higher net income for the first quarter of 2018.

Investing Activities

Net cash used in investing activities was lower due to a decrease in capital expenditures in 2018.

Financing Activities

The increase in net cash provided by financing activities was primarily attributable to proceeds borrowed under our revolving credit agreement in the 2018 period and the purchase of an additional 10% ownership interest in Carrier Enterprise II for $42.7 million in 2017, partially offset by an increase in dividends paid in 2018.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement, which we use to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases, and issuances of letters of credit. Effective February 5, 2018, we decreased the borrowing capacity under this credit agreement from $600.0 million to $300.0 million. Included in the credit facility are a $90.0 million swingline subfacility, a $10.0 million letter of credit subfacility and a $75.0 million multicurrency borrowing sublimit. The credit agreement matures on July 1, 2019.

At March 31, 2018 and December 31, 2017, $91.0 million and $21.8 million, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2018.

Purchase of Additional Ownership Interest in Joint Venture

On February 13, 2017, we purchased an additional 10% ownership interest in Carrier Enterprise II for cash consideration of $42.7 million, which increased our controlling interest in Carrier Enterprise II to 80%. We used borrowings under our revolving credit agreement to finance this acquisition.

Investment in Unconsolidated Entity

On June 21, 2017, Carrier Enterprise I acquired an approximately 35% ownership interest in RSI, an HVAC distributor operating from 30 locations in the Western U.S. for cash consideration of $63.6 million, of which we contributed $50.9 million, and Carrier contributed $12.7 million. Carrier Enterprise I entered into a shareholders agreement (the “Shareholders Agreement”) with RSI and its shareholders. Pursuant to the Shareholders Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement will be sufficient to purchase any additional ownership interests in RSI.

19 of 22

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

Common Stock Dividends

We paid cash dividends of $1.25 and $1.05 per share of Common stock and Class B common stock during the quarters ended March 31, 2018 and 2017, respectively. On April 2, 2018, our Board of Directors declared a regular quarterly cash dividend of $1.45 per share of Common and Class B common stock that was paid on April 30, 2018 to shareholders of record as of April 16, 2018. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended March 31, 2018 or

2017. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At March 31, 2018, there were 1,129,087 shares remaining authorized for repurchase under the program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 10 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

20 of 22

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended March 31, 2018 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 9, 2018, we issued 17,318 shares of our Common stock to our Profit Sharing Retirement Plan & Trusts (the “Plans”) representing the employer match under the Plans for the plan year ended December 31, 2017, without registration. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof. The Plans are profit sharing retirement plans that are qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Plans are held in a single trust fund for the benefit of our employees, and no Plan holds assets for the benefit of the employees of any other employer. All of the contributions to the Plans from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plans as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

10.1 #	Nineteenth Amendment dated January 1, 2018 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.

21 of 22

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 9, 2018	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

22 of 22