Form 10-Q
period 2018-06-30
WATSCO INC
filed 2018-08-03
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares of each class of our common stock outstanding as of July 30, 2018 was (i) 32,052,855 shares of Common stock, $0.50 par value per share, excluding 4,823,988 treasury shares, and (ii) 5,316,183 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 24

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$1,332,743	$1,275,924	$2,259,320	$2,148,019
Cost of sales	1,011,977	965,646	1,707,721	1,619,185

Gross profit	320,766	310,278	551,599	528,834
Selling, general and administrative expenses	186,577	180,930	365,111	350,787
Other income	3,157	—	4,795	—

Operating income	137,346	129,348	191,283	178,047
Interest expense, net	763	1,647	1,328	2,902

Income before income taxes	136,583	127,701	189,955	175,145
Income taxes	28,319	36,854	39,314	50,530

Net income	108,264	90,847	150,641	124,615
Less: net income attributable to non-controlling interest	18,307	17,091	26,465	24,678

Net income attributable to Watsco, Inc.	$89,957	$73,756	$124,176	$99,937

Earnings per share for Common and Class B common stock:
Basic	$2.41	$2.07	$3.33	$2.80

Diluted	$2.40	$2.07	$3.32	$2.80

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 24

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$108,264	$90,847	$150,641	$124,615
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(5,046)	5,770	(11,691)	7,925
Unrealized gain (loss) on cash flow hedging instruments	380	222	531	(87)
Reclassification of loss (gain) on cash flow hedging instruments into earnings	105	(683)	858	(861)
Unrealized (loss) gain on equity securities	—	(5)	—	3

Other comprehensive (loss) income	(4,561)	5,304	(10,302)	6,980

Comprehensive income	103,703	96,151	140,339	131,595
Less: comprehensive income attributable to non-controlling interest	16,636	19,094	22,702	27,317

Comprehensive income attributable to Watsco, Inc.	$87,067	$77,057	$117,637	$104,278

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 24

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,000	$80,496
Accounts receivable, net	659,887	478,133
Inventories	872,902	761,314
Other current assets	16,664	17,454

Total current assets	1,621,453	1,337,397
Property and equipment, net	91,312	91,198
Goodwill	380,690	382,729
Intangible assets, net	152,817	161,065
Other assets	79,348	74,488

	$2,325,620	$2,046,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$209	$244
Short-term borrowings	1,510	—
Accounts payable	358,148	230,476
Accrued expenses and other current liabilities	163,056	185,757

Total current liabilities	522,923	416,477

Long-term obligations:
Borrowings under revolving credit agreement	141,600	21,800
Other long-term obligations, net of current portion	199	285

Total long-term obligations	141,799	22,085

Deferred income taxes and other liabilities	58,904	57,338

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,437	18,412
Class B common stock, $0.50 par value	2,683	2,638
Preferred stock, $0.50 par value	—	—
Paid-in capital	817,559	804,008
Accumulated other comprehensive loss, net of tax	(40,459)	(34,221)
Retained earnings	617,666	594,556
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,328,446	1,297,953
Non-controlling interest	273,548	253,024

Total shareholders’ equity	1,601,994	1,550,977

	$2,325,620	$2,046,877

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 24

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$150,641	$124,615
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,027	10,934
Share-based compensation	7,336	6,264
Deferred income tax provision	1,569	2,739
Other income from investment in unconsolidated entity	(4,795)	—
Other, net	3,260	1,740
Changes in operating assets and liabilities:
Accounts receivable	(183,105)	(134,952)
Inventories	(113,831)	(83,523)
Accounts payable and other liabilities	107,908	107,344
Other, net	734	(151)

Net cash (used in) provided by operating activities	(19,256)	35,010

Cash flows from investing activities:
Capital expenditures	(8,824)	(10,312)
Proceeds from sale of property and equipment	86	75
Investment in unconsolidated entity	—	(63,600)

Net cash used in investing activities	(8,738)	(73,837)

Cash flows from financing activities:
Net proceeds under revolving credit agreement	119,800	144,006
Net proceeds from issuances of common stock	4,741	1,912
Proceeds from short-term borrowings	1,510	1,676
Purchase of additional ownership from non-controlling interest	—	(42,688)
Proceeds from non-controlling interest for investment in unconsolidated entity	—	12,720
Net repayments of other long-term obligations	(121)	(100)
Distributions to non-controlling interest	(2,178)	(6,799)
Repurchases of common stock to satisfy employee withholding tax obligations	(2,213)	(2,771)
Dividends on Common and Class B common stock	(100,765)	(74,835)

Net cash provided by financing activities	20,774	33,121

Effect of foreign exchange rate changes on cash and cash equivalents	(1,276)	730

Net decrease in cash and cash equivalents	(8,496)	(4,976)
Cash and cash equivalents at beginning of period	80,496	56,010

Cash and cash equivalents at end of period	$72,000	$51,034

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 24

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2018

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying June 30, 2018 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is generally evenly distributed throughout the year, subject to weather and economic conditions, including their effect on the number of housing completions.

Equity Method Investments

Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in other assets in our consolidated balance sheets. Under this method of accounting, our proportionate share of the net income or loss of the investee is included in other income in our consolidated statements of income. The excess, if any, of the carrying amount of our investment over our ownership percentage in the underlying net assets of the investee is attributed to certain fair value adjustments with the remaining portion recognized as goodwill.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2018 presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

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

7 of 24

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

Derivatives and Hedging

In August 2017, the FASB issued guidance to simplify the accounting for hedging derivatives. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We elected to adopt this guidance during the quarter ended June 30, 2018, which did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

Leases

In February 2016, the FASB issued guidance on accounting for leases, which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. We will apply this guidance using a modified retrospective approach, and it will be effective for interim and annual periods beginning after December 15, 2018. Based on our preliminary assessment of our lease portfolio, we expect the adoption of this guidance to have a material impact on our consolidated balance sheets due to the recognition of right-of-use assets and lease liabilities. However, we do not expect a material impact on our consolidated statements of income. We are in the process of collecting data and designing processes and controls to account for our leases in accordance with the new guidance. Our current minimum lease commitments are disclosed in Note 16 to our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Adoption of New Revenue Standard

We adopted the New Revenue Standard on January 1, 2018 using the modified retrospective approach. The New Revenue Standard did not have an impact on the amount and timing of our revenue recognition; however, certain payments to customers were reclassified from expense to a reduction from revenues, resulting in an immaterial impact to the individual financial statement line items of our condensed consolidated unaudited statements of income. Results for reporting periods beginning on and after January 1, 2018 are presented under the New Revenue Standard, while prior period results have not been adjusted and continue to be reported under the accounting standards in effect for those periods.

Revenue Recognition

Revenue primarily consists of sales of air conditioning, heating and refrigeration equipment and related parts and supplies. We generate our revenue primarily from the sale of finished products to customers; therefore, the significant majority of our contracts are short-term in nature and have only a single performance obligation to deliver products; therefore, we satisfy our performance

8 of 24

obligation under such contracts when we transfer control of the product to the customer. Some contracts contain a combination of product sales and services, the latter of which is distinct and accounted for as a separate performance obligation. We satisfy our performance obligations for services when we render the services within the agreed-upon service period. Total service revenue is not material and accounted for less than 1% of our consolidated revenues for both the quarter and six months ended June 30, 2018.

Revenue is recognized when control transfers to our customers when picked up or via shipment of products or delivery of services. We measure revenue as the amount of consideration we expect to be entitled to receive in exchange for those goods or services, net of any variable considerations (e.g., rights to return product, sales incentives, others) and any taxes collected from customers and subsequently remitted to governmental authorities. Revenue for shipping and handling charges is recognized when products are delivered to the customer.

Product Returns

We estimate product returns based on historical experience and record them on a gross basis. Substantially all customer returns relate to products that are returned under manufacturers’ warranty obligations. Accrued sales returns of $17,437 at June 30, 2018 were included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheet.

Sales Incentives

We estimate sales incentives expected to be paid over the term of the program based on the most likely amount. Sales incentives are accounted for as a reduction in the transaction price and are generally paid on an annual basis. Accrued sales incentives of $11,600 and $13,001 as of June 30, 2018 and December 31, 2017, respectively, were included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

Disaggregation of Revenues

The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
Primary Geographical Regions:
United States	$1,217,376	$1,163,739	$2,057,644	$1,950,019
Canada	79,119	71,847	131,479	123,380
Mexico	36,248	40,338	70,197	74,620

	$1,332,743	$1,275,924	$2,259,320	$2,148,019

Major Product Lines:
HVAC equipment	68%	67%	67%	66%
Other HVAC products	28%	28%	29%	29%
Commercial refrigeration products	4%	5%	4%	5%

	100%	100%	100%	100%

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method and remain as originally reported for such periods.

Practical Expedients

We generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling, general and administrative expenses. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

9 of 24

3.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$89,957	$73,756	$124,176	$99,937
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	7,379	6,189	10,147	8,376

Earnings allocated to Watsco, Inc. shareholders	$82,578	$67,567	$114,029	$91,561

Weighted-average common shares outstanding—Basic	34,309,885	32,682,474	34,282,261	32,662,653
Basic earnings per share for Common and Class B common stock	$2.41	$2.07	$3.33	$2.80
Allocation of earnings for Basic:
Common stock	$76,321	$61,966	$105,383	$83,966
Class B common stock	6,257	5,601	8,646	7,595

	$82,578	$67,567	$114,029	$91,561

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$89,957	$73,756	$124,176	$99,937
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	7,374	6,186	10,144	8,374

Earnings allocated to Watsco, Inc. shareholders	$82,583	$67,570	$114,032	$91,563

Weighted-average common shares outstanding—Basic	34,309,885	32,682,474	34,282,261	32,662,653
Effect of dilutive stock options	69,310	26,172	67,554	31,653

Weighted-average common shares outstanding—Diluted	34,379,195	32,708,646	34,349,815	32,694,306

Diluted earnings per share for Common and Class B common stock	$2.40	$2.07	$3.32	$2.80
Anti-dilutive stock options not included above	40,797	63,467	24,044	27,787

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At June 30, 2018 and 2017, our outstanding Class B common stock was convertible into 2,599,496 and 2,709,311 shares of our Common stock, respectively.

10 of 24

4.	OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as its functional currency and changes in the unrealized gains (losses) on cash flow hedging instruments and equity securities. The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency translation adjustment	$(5,046)	$5,770	$(11,691)	$7,925
Unrealized gain (loss) on cash flow hedging instruments	520	304	727	(119)
Income tax (expense) benefit	(140)	(82)	(196)	32

Unrealized gain (loss) on cash flow hedging instruments, net of tax	380	222	531	(87)

Reclassification of loss (gain) on cash flow hedging instruments into earnings	144	(937)	1,175	(1,180)
Income tax (benefit) expense	(39)	254	(317)	319

Reclassification of loss (gain) on cash flow hedging instruments into earnings, net of tax	105	(683)	858	(861)

Unrealized (loss) gain on equity securities	—	(8)	—	5
Income tax benefit (expense)	—	3	—	(2)

Unrealized (loss) gain on equity securities, net of tax	—	(5)	—	3

Other comprehensive (loss) income	$(4,561)	$5,304	$(10,302)	$6,980

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Six Months Ended June 30,	2018	2017
Foreign currency translation adjustment:
Beginning balance	$(33,499)	$(43,459)
Current period other comprehensive (loss) income	(7,373)	4,907

Ending balance	(40,872)	(38,552)

Cash flow hedging instruments:
Beginning balance	(421)	215
Current period other comprehensive income (loss)	319	(52)
Less reclassification adjustment	515	(517)

Ending balance	413	(354)

Equity securities:
Beginning balance	(301)	(286)
Cumulative-effect adjustment to retained earnings	301	—
Current period other comprehensive income	—	3

Ending balance	—	(283)

Accumulated other comprehensive loss, net of tax	$(40,459)	$(39,189)

5.	DEBT

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

11 of 24

At June 30, 2018 and December 31, 2017, $141,600 and $21,800, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2018.

At June 30, 2018, $1,510 of short-term borrowings were outstanding under a credit line established by our Mexican subsidiary. This line of credit has a one-year term, maturing on June 12, 2019, is non-committed and provides for borrowings of up to approximately $3,800 (MXN 75,000) for general corporate purposes. No short-term borrowings were outstanding under this credit line at December 31, 2017.

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

On June 21, 2017, our first joint venture with Carrier, Carrier Enterprise, LLC, which we refer to as Carrier Enterprise I, acquired an approximately 35% ownership interest in Russell Sigler, Inc. (“RSI”), an HVAC distributor with 2017 sales of approximately $680,000, operating from 30 locations in the Western U.S. We have an 80% controlling interest in Carrier Enterprise I, and Carrier has a 20% non-controlling interest. Carrier Enterprise I acquired its ownership interest in RSI for cash consideration of $63,600, of which we contributed $50,880 and Carrier contributed $12,720. Effective June 29, 2018, Carrier Enterprise I acquired an additional 1.4% voting equity interest in RSI, which increased Carrier Enterprise I’s ownership interest in RSI from approximately 35% to 36.3%. Total cash consideration of $3,760 was paid on July 5, 2018, of which we contributed $3,008 and Carrier contributed $752. Carrier Enterprise I entered into a shareholders agreement (the “Shareholders Agreement”) with RSI and its shareholders. Pursuant to the Shareholders Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. Additionally, Carrier Enterprise I has the right to appoint two of RSI’s six board members. Given Carrier Enterprise I’s 36.3% voting equity interest in RSI and its right to appoint two out of RSI’s six board members, this investment in RSI is accounted for under the equity method.

8.	DERIVATIVES

We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.

Cash Flow Hedging Instruments

We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. Accordingly, at June 30, 2018, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at June 30, 2018 was $31,700, and such contracts have varying terms expiring through March 2019.

The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gain (loss) recorded in accumulated other comprehensive loss	$520	$304	$727	$(119)
Loss (gain) reclassified from accumulated other comprehensive loss into earnings	$144	$(937)	$1,175	$(1,180)

At June 30, 2018, we expected an estimated $941 pre-tax gain to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

12 of 24

Derivatives Not Designated as Hedging Instruments

We have also entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at June 30, 2018 was $11,750, and such contracts have varying terms expiring through August 2018.

We recognized gains of $180 and $173 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended June 30, 2018 and 2017, respectively. We recognized losses of $191 and $410 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 9.

	Asset Derivatives		Liability Derivatives
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments	$769	$70	$73	$773
Derivatives not designated as hedging instruments	40	180	68	184

Total derivative instruments	$809	$250	$141	$957

9.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at June 30, 2018 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$809	$—	$809	$—
Equity securities	Other assets	$357	$357	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$141	$—	$141	$—
		Total	Fair Value Measurements at December 31, 2017 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$250	$—	$250	$—
Equity securities	Other assets	$332	$332	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$957	$—	$957	$—

The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:

Equity securities – the investments are exchange-traded equity securities. Fair values for these investments are based on closing stock prices from active markets and are therefore classified within Level 1 of the fair value hierarchy.

Derivative financial instruments – these derivatives are foreign currency forward and option contracts. See Note 8. Fair value is based on observable market inputs, such as forward rates in active markets; therefore, we classify these derivatives within Level 2 of the valuation hierarchy.

13 of 24

There were no transfers in or out of Level 1 and Level 2 during the six months ended June 30, 2018.

10.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $1.45, $1.05, $2.70 and $2.10 per share of both Common stock and Class B common stock during the quarters and six months ended June 30, 2018 and 2017, respectively.

Non-Vested Restricted Stock

During the quarters ended June 30, 2018 and 2017, we granted 8,500 and 55,500 shares of non-vested restricted stock, respectively. During the six months ended June 30, 2018 and 2017, we granted 100,109 and 155,899 shares of non-vested restricted stock, respectively.

During the quarter and six months ended June 30, 2018, 12,924 shares of Common stock with an aggregate fair market value of $2,213 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. These shares were retired upon delivery. During the quarter and six months ended June 30, 2017, 20,100 shares of Common stock with an aggregate fair market value of $2,771 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. These shares were retired upon delivery.

Exercise of Stock Options

During the quarters ended June 30, 2018 and 2017, 9,501 and 2,250 stock options, respectively, were exercised for Common stock. During the six months ended June 30, 2018 and 2017, 44,584 and 16,000 stock options, respectively, were exercised for Common stock. Cash received from common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2018 and 2017, was $1,369, $208, $3,981 and $1,310, respectively.

During the quarter ended June 30, 2018, 1,610 shares of Common stock with an aggregate fair market value of $286 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery. During the six months ended June 30, 2018, 6,651 shares of Common stock with an aggregate fair market value of $1,200 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended June 30, 2018 and 2017, 2,434 and 2,306 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $414 and $317, respectively. During the six months ended June 30, 2018 and 2017, 4,481 and 4,259 shares of Common stock were issued under our employee stock purchase plan for which we received net proceeds of $760 and $602, respectively.

401(k) Plan

During the six months ended June 30, 2018 and 2017, we issued 17,318 and 16,389 shares of Common stock, respectively, to our profit sharing retirement plan, representing the Common stock discretionary matching contribution of $2,945 and $2,428, respectively.

Non-controlling Interest

As described under the heading “Joint Ventures with Carrier Corporation” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in this Quarterly Report on Form 10-Q, we maintain three joint ventures with Carrier that we describe as Carrier Enterprise I, Carrier Enterprise II and Carrier Enterprise III. We have an 80% controlling interest in Carrier Enterprise I and Carrier Enterprise II and a 60% controlling interest in Carrier Enterprise III. Carrier owns the remaining non-controlling interest in such joint ventures. The following table reconciles shareholders’ equity attributable to Carrier’s non-controlling interest:

Non-controlling interest at December 31, 2017	$253,024
Net income attributable to non-controlling interest	26,465
Foreign currency translation adjustment	(4,318)
Distributions to non-controlling interest	(2,178)
Gain recorded in accumulated other comprehensive loss	212
Loss reclassified from accumulated other comprehensive loss into earnings	343

Non-controlling interest at June 30, 2018	$273,548

14 of 24

11.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $2,245 and $2,344 at June 30, 2018 and December 31, 2017, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

12.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 64% and 62% of all inventory purchases made during the quarters ended June 30, 2018 and 2017, respectively. Purchases from Carrier and its affiliates comprised 63% and 62% of all inventory purchases made during the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, approximately $152,000 and $75,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2018 and 2017 included approximately $21,000, $21,000, $37,000 and $32,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length basis in the ordinary course of business.

A member of our Board of Directors is the Chairman and Chief Executive Officer of Moss & Associates LLC, who served as general contractor for the remodeling of our Miami headquarters, which was completed in 2018. We paid Moss & Associates LLC $71, $226, $124 and $644 for construction services performed during the quarters and six months ended June 30, 2018 and June 30, 2017, respectively, and no amount was payable at June 30, 2018.

A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and six months ended June 30, 2018 and June 30, 2017, we paid this firm $14, $200, $18 and $220 for services performed, respectively, and $28 was payable at June 30, 2018.

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

15 of 24

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At June 30, 2018, we operated from 568 locations in 37 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

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

16 of 24

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

Our critical accounting policies are included in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 1, 2018. We believe that there have been no significant changes during the quarter ended June 30, 2018 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted and to be adopted accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and six months ended June 30, 2018 and 2017:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9	75.7	75.6	75.4

Gross profit	24.1	24.3	24.4	24.6
Selling, general and administrative expenses	14.0	14.2	16.2	16.3
Other income	0.2	—	0.2	—

Operating income	10.3	10.1	8.5	8.3
Interest expense, net	0.1	0.1	0.1	0.1

Income before income taxes	10.2	10.0	8.4	8.2
Income taxes	2.1	2.9	1.7	2.4

Net income	8.1	7.1	6.7	5.8
Less: net income attributable to non-controlling interest	1.4	1.3	1.2	1.1

Net income attributable to Watsco, Inc.	6.7%	5.8%	5.5%	4.7%

17 of 24

Note: Due to rounding, percentages may not add up to 100.

The following narratives reflect our ownership interest in Russell Sigler, Inc. (“RSI”) purchased in June 2017 and our additional 10% ownership interest in Carrier Enterprise II, which we acquired on February 13, 2017. We did not acquire any material businesses during 2018 or 2017.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months, unless they are within close geographical proximity to existing locations. At June 30, 2018 and 2017, 26 and 35 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended June 30, 2018:

Number of Locations
June 30, 2017	562
Opened	7
Closed	(9)

December 31, 2017	560
Opened	9
Closed	(1)

June 30, 2018	568

Second Quarter of 2018 Compared to Second Quarter of 2017

Revenues

Revenues for the second quarter of 2018 increased $56.8 million, or 5%, including $6.0 million from locations opened during the preceding 12 months, offset by $3.2 million from locations closed. On a same-store basis, revenues increased $54.0 million, or 4%, as compared to the same period in 2017, reflecting a 6% increase in sales of HVAC equipment (68% of sales), which included a 6% increase in residential HVAC equipment and a 5% increase in commercial HVAC equipment, a 5% increase in sales of other HVAC products (28% of sales) and a 1% increase in sales of commercial refrigeration products (4% of sales). The increase in same-store revenues was primarily due to demand for the replacement of residential and commercial HVAC equipment. Revenues from sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the second quarter of 2018 increased $10.5 million, or 3%, primarily as a result of increased revenues. Gross profit margin for the quarter ended June 30, 2018 declined 20 basis-points to 24.1% versus 24.3% for the same period in 2017, primarily due to a non-recurring benefit related to non-equipment products in 2017 and lower vendor incentives in 2018 due to timing of purchases, partially offset by an improvement in selling margins for HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2018 increased $5.6 million, or 3%, primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended June 30, 2018 decreased to 14.0% versus 14.2% for the same period in 2017. On a same-store basis, selling, general and administrative expenses increased 3% as compared to the same period in 2017. Selling, general and administrative expenses included $0.7 million of additional costs for 2018 in excess of 2017 for ongoing technology initiatives.

Other Income

Other income of $3.2 million for the second quarter of 2018 represents our share of the net income of RSI.

Interest Expense, Net

Net interest expense for the second quarter of 2018 decreased $0.9 million, or 54%, primarily as a result of a decrease in average outstanding borrowings, partially offset by a higher effective interest rate for the 2018 period, in each case under our revolving credit facility, as compared to the same period in 2017.

18 of 24

Income Taxes

Income taxes decreased to $28.3 million for the second quarter of 2018 as compared to $36.9 million for the second quarter of 2017 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 23.8% and 32.9% for the quarters ended June 30, 2018 and 2017, respectively. The decrease was primarily due to the reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act of 2017.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended June 30, 2018 increased $16.2 million, or 22%, compared to the same period in 2017. The increase was primarily driven by higher revenues, expanded operating margin, lower interest expense, net, and lower income taxes as discussed above.

First Half of 2018 Compared to First Half of 2017

Revenues

Revenues for the first half of 2018 increased $111.3 million, or 5%, including $10.6 million from locations opened during the preceding 12 months, offset by $6.5 million from locations closed. On a same-store basis, revenues increased $107.2 million, or 5%, as compared to the same period in 2017, reflecting a 6% increase in sales of HVAC equipment (67% of sales), which included a 7% increase in residential HVAC equipment and a 5% increase in commercial HVAC equipment, a 6% increase in sales of other HVAC products (29% of sales) and flat sales of commercial refrigeration products (4% of sales). The increase in same-store revenues was primarily due to strong demand for the replacement of residential and commercial HVAC equipment. Revenues from sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the first half of 2018 increased $22.8 million, or 4%, primarily as a result of increased revenues. Gross profit margin for the six months ended June 30, 2018 declined 20 basis-points to 24.4% versus 24.6%, primarily due to a shift in sales mix away from non-equipment products and toward HVAC equipment, which generates a lower gross profit margin than non-equipment products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first half of 2018 increased $14.3 million, or 4%, primarily due to increased revenues. Selling, general and administrative expenses as a percentage of revenues for the six months ended June 30, 2018 decreased to 16.2% versus 16.3% for the same period in 2017. On a same-store basis, selling, general and administrative expenses increased 4% as compared to the same period in 2017. Selling, general and administrative expenses included $1.0 million of additional costs for 2018 in excess of 2017 for ongoing technology initiatives.

Other Income

Other income of $4.8 million for the first half of 2018 represents our share of the net income of RSI.

Interest Expense, Net

Net interest expense for the first half of 2018 decreased $1.6 million, or 54%, primarily as a result of a decrease in average outstanding borrowings, partially offset by a higher effective interest rate for the 2018 period, in each case under our revolving credit facility, as compared to the same period in 2017.

Income Taxes

Income taxes decreased to $39.3 million for the first half of 2018 as compared to $50.5 million for the first half of 2017 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 23.8% and 33.1% for the first half of 2018 and 2017, respectively. The decrease was primarily due to the reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act of 2017.

19 of 24

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the first half of 2018 increased $24.2 million, or 24%, compared to the same period in 2017. The increase was primarily driven by higher revenues, expanded operating margin, lower interest expense, net, and lower income taxes as discussed above.

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

As of June 30, 2018, we had $72.0 million of cash and cash equivalents, of which $58.5 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax consequences or be subject to capital controls; however, these balances are generally available without legal restrictions to fund ordinary business operations of our foreign subsidiaries.

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

Working Capital

Working capital increased to $1.1 billion at June 30, 2018 from $920.9 million at December 31, 2017, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business.

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2018 and 2017 (in millions):

	2018	2017	Change
Cash flows (used in) provided by operating activities	$(19.3)	$35.0	$(54.3)
Cash flows used in investing activities	$(8.7)	$(73.8)	$65.1
Cash flows provided by financing activities	$20.8	$33.1	$(12.3)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

The increase in net cash used in operating activities was primarily due to higher accounts receivable driven by increased sales volume and from a buildup of inventory, partially offset by higher net income for the first half of 2018.

20 of 24

Investing Activities

Net cash used in investing activities was lower due to the purchase of an ownership interest in RSI for $63.6 million in 2017 and a decrease in capital expenditures in 2018.

Financing Activities

The decrease in net cash provided by financing activities was primarily attributable to an increase in dividends paid in 2018 and the purchase of an additional 10% ownership interest in Carrier Enterprise II for $42.7 million in 2017, partially offset by lower proceeds borrowed under our revolving credit agreement in the 2018 period.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement, which we use to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases, and issuances of letters of credit. Effective February 5, 2018, we decreased the borrowing capacity under this credit agreement from $600.0 million to $300.0 million. Included in the credit facility are a $90.0 million swingline subfacility, a $10.0 million letter of credit subfacility and a $75.0 million multicurrency borrowing sublimit. The credit agreement matures on July 1, 2019. We believe we will refinance the credit agreement at or prior to its maturity on similar terms and subject to similar conditions.

At June 30, 2018 and December 31, 2017, $141.6 million and $21.8 million were outstanding under the revolving credit agreement, respectively. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2018.

Additionally, at June 30, 2018, $1.5 million of short-term borrowings were outstanding under a credit line established by our Mexican subsidiary. This line of credit has a one-year term, maturing on June 12, 2019, is non-committed and provides for borrowings of up to approximately $3.8 million (MXN 75.0 million) for general corporate purposes. No short-term borrowings were outstanding under this credit line at December 31, 2017.

Purchase of Additional Ownership Interest in Joint Venture

On February 13, 2017, we purchased an additional 10% ownership interest in Carrier Enterprise II for cash consideration of $42.7 million, which increased our controlling interest in Carrier Enterprise II to 80%. We used borrowings under our revolving credit agreement to finance this acquisition.

Investment in Unconsolidated Entity

On June 21, 2017, Carrier Enterprise I acquired an approximately 35% ownership interest in RSI, an HVAC distributor operating from 30 locations in the Western U.S. for cash consideration of $63.6 million, of which we contributed $50.9 million, and Carrier contributed $12.7 million. Effective June 29, 2018, Carrier Enterprise I acquired an additional 1.4% voting equity interest in RSI, which increased Carrier Enterprise I’s ownership interest in RSI from approximately 35% to 36.3%. Total cash consideration of $3.8 million was paid on July 5, 2018, of which we contributed $3.0 million and Carrier contributed $0.8 million. Carrier Enterprise I entered into a shareholders agreement (the “Shareholders Agreement”) with RSI and its shareholders. Pursuant to the Shareholders Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement will be sufficient to purchase any additional ownership interests in RSI.

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

Common Stock Dividends

We paid cash dividends of $2.70 and $2.10 per share of both Common stock and Class B common stock during the six months ended June 30, 2018 and 2017, respectively. On July 2, 2018, our Board of Directors declared a regular quarterly cash dividend of $1.45 per share of both Common and Class B common stock that is payable on July 31, 2018 to shareholders of record as of July 17, 2018.

21 of 24

Future dividends and/or changes in dividend rates will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended June 30, 2018 or

2017. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At June 30, 2018, there were 1,129,087 shares remaining authorized for repurchase under the program.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 11 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended June 30, 2018 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017.

22 of 24

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

WATSCO, INC.
(Registrant)

Date: August 3, 2018	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

24 of 24