Form 10-Q
period 2018-09-30
WATSCO INC
filed 2018-11-08
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission file number 1-5581

I.R.S. Employer Identification Number 59-0778222

WATSCO, INC.

(a Florida Corporation)

2665 South Bayshore Drive, Suite 901

Miami, Florida 33133

Telephone: (305) 714-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of each class of our common stock outstanding as of November 5, 2018 was (i) 32,118,302 shares of Common stock, $0.50 par value per share, excluding 4,823,988 treasury shares, and (ii) 5,309,088 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 25

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$1,296,007	$1,229,591	$3,555,327	$3,377,610
Cost of sales	976,998	933,696	2,684,719	2,552,881

Gross profit	319,009	295,895	870,608	824,729
Selling, general and administrative expenses	200,408	183,728	565,519	534,515
Other income	3,696	2,294	8,491	2,294

Operating income	122,297	114,461	313,580	292,508
Interest expense, net	1,047	2,117	2,375	5,019

Income before income taxes	121,250	112,344	311,205	287,489
Income taxes	24,364	32,325	63,678	82,855

Net income	96,886	80,019	247,527	204,634
Less: net income attributable to non-controlling interest	17,723	14,990	44,188	39,668

Net income attributable to Watsco, Inc.	$79,163	$65,029	$203,339	$164,966

Earnings per share for Common and Class B common stock:
Basic	$2.12	$1.82	$5.44	$4.62

Diluted	$2.11	$1.82	$5.43	$4.62

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 25

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$96,886	$80,019	$247,527	$204,634
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	4,269	9,385	(7,422)	17,310
Unrealized gain (loss) on cash flow hedging instruments	231	(934)	762	(1,021)
Reclassification of (gain) loss on cash flow hedging instruments into earnings	(915)	64	(57)	(797)
Unrealized gain on equity securities	—	13	—	16

Other comprehensive income (loss)	3,585	8,528	(6,717)	15,508

Comprehensive income	100,471	88,547	240,810	220,142
Less: comprehensive income attributable to non-controlling interest	19,006	18,201	41,708	45,518

Comprehensive income attributable to Watsco, Inc.	$81,465	$70,346	$199,102	$174,624

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 25

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,612	$80,496
Accounts receivable, net	602,753	478,133
Inventories	810,869	761,314
Other current assets	20,611	17,454

Total current assets	1,501,845	1,337,397
Property and equipment, net	91,275	91,198
Goodwill	397,451	382,729
Intangible assets, net	153,446	161,065
Other assets	86,731	74,488

	$2,230,748	$2,046,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$178	$244
Borrowings under revolving credit agreement (Note 5)	116,400	—
Accounts payable	234,482	230,476
Accrued expenses and other current liabilities	157,761	185,757

Total current liabilities	508,821	416,477

Long-term obligations:
Borrowings under revolving credit agreement (Note 5)	—	21,800
Other long-term obligations, net of current portion	169	285

Total long-term obligations	169	22,085

Deferred income taxes and other liabilities	61,208	57,338

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,464	18,412
Class B common stock, $0.50 par value	2,684	2,638
Preferred stock, $0.50 par value	—	—
Paid-in capital	829,050	804,008
Accumulated other comprehensive loss, net of tax	(38,157)	(34,221)
Retained earnings	642,643	594,556
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,367,244	1,297,953
Non-controlling interest	293,306	253,024

Total shareholders’ equity	1,660,550	1,550,977

	$2,230,748	$2,046,877

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 25

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$247,527	$204,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,500	16,509
Share-based compensation	11,769	9,599
Deferred income tax provision	3,925	4,101
Non-cash contribution to 401(k) plan	2,945	2,428
Other income from investment in unconsolidated entity	(8,491)	(2,294)
Other, net	927	103
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(126,181)	(89,394)
Inventories	(50,566)	(97,685)
Accounts payable and other liabilities	(23,286)	141,885
Other, net	(5,004)	(507)

Net cash provided by operating activities	70,065	189,379

Cash flows from investing activities:
Capital expenditures	(12,897)	(13,829)
Business acquisition, net of cash acquired	(5,828)	—
Investment in unconsolidated entity	(3,760)	(63,600)
Proceeds from sale of property and equipment	143	139

Net cash used in investing activities	(22,342)	(77,290)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(154,951)	(119,468)
Repurchases of common stock to satisfy employee withholding tax obligations	(3,782)	(4,674)
Distributions to non-controlling interest	(2,178)	(6,799)
Net (repayments) proceeds of other long-term obligations	(182)	41
Purchase of additional ownership from non-controlling interest	—	(42,688)
Net proceeds from the sale of Common stock	—	5,391
Proceeds from non-controlling interest for investment in unconsolidated entity	752	12,720
Net proceeds from issuances of common stock	5,979	3,115
Net proceeds under revolving credit agreement	94,600	49,406

Net cash used in financing activities	(59,762)	(102,956)

Effect of foreign exchange rate changes on cash and cash equivalents	(845)	1,524

Net (decrease) increase in cash and cash equivalents	(12,884)	10,657
Cash and cash equivalents at beginning of period	80,496	56,010

Cash and cash equivalents at end of period	$67,612	$66,667

Supplemental cash flow information:
Common stock issued for Alert Labs Inc.	$8,180	—

See accompanying notes to condensed consolidated unaudited financial statements.

6 of 25

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying September 30, 2018 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is generally evenly distributed throughout the year, subject to weather and economic conditions, including their effect on the number of housing completions.

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

7 of 25

Financial Instruments

In January 2016, the FASB issued guidance related to certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most prominent among the changes to the standard is the requirement that changes in the fair value of equity investments, with certain exceptions, be recognized through net income rather than other comprehensive income. This guidance must be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings and became effective for interim and annual periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements. A cumulative-effect adjustment captured the previously held unrealized losses of $301 related to our equity securities carried at fair value. See Note 4.

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

Recently Issued Accounting Standards Not Yet Adopted

Leases

In February 2016, the FASB issued guidance on accounting for leases, which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires the use of a modified retrospective approach to apply the standard at the beginning of the earliest period presented in the financial statements. In July 2018, updated guidance was issued which provides an additional transition method of adoption that allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We will adopt the guidance on January 1, 2019 using this additional transition method and recognize a cumulative-effect adjustment to the opening balance of retained earnings.

Based on our preliminary assessment of our lease portfolio, we expect the adoption of this guidance to have a material impact on our consolidated balance sheets due to the recognition of right-of-use assets and lease liabilities. However, we do not expect a material impact on our consolidated statements of income. We are in the process of collecting data and designing processes and controls to account for our leases in accordance with the new guidance. Our current minimum lease commitments are disclosed in Note 16 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Adoption of New Revenue Standard

We adopted the New Revenue Standard on January 1, 2018 using the modified retrospective approach. The New Revenue Standard did not have an impact on the amount or timing of our revenue recognition; however, certain payments to customers were reclassified from expenses to a reduction from revenues, resulting in an immaterial impact to the individual financial statement line items of our condensed consolidated unaudited statements of income. Results for reporting periods beginning on and after January 1, 2018 are presented under the New Revenue Standard, while prior period results have not been adjusted and continue to be reported under the accounting standards in effect for those periods.

8 of 25

Revenue Recognition

Revenue primarily consists of sales of air conditioning, heating and refrigeration equipment and related parts and supplies. We generate our revenue primarily from the sale of finished products to customers; therefore, the significant majority of our contracts are short-term in nature and have only a single performance obligation to deliver products; therefore, we satisfy our performance obligation under such contracts when we transfer control of the product to the customer. Some contracts contain a combination of product sales and services, the latter of which is distinct and accounted for as a separate performance obligation. We satisfy our performance obligations for services when we render the services within the agreed-upon service period. Total service revenue is not material and accounted for less than 1% of our consolidated revenues for both the quarter and nine months ended September 30, 2018.

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

Product Returns

We estimate product returns based on historical experience and record them on a gross basis. Substantially all customer returns relate to products that are returned under manufacturers’ warranty obligations. Accrued sales returns of $14,702 at September 30, 2018 were included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheet.

Sales Incentives

We estimate sales incentives expected to be paid over the term of the program based on the most likely amounts. Sales incentives are accounted for as a reduction in the transaction price and are generally paid on an annual basis.

Disaggregation of Revenues

The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
Primary Geographical Regions:
United States	$1,176,087	$1,114,162	$3,233,731	$3,064,181
Canada	87,251	76,408	218,730	199,788
Mexico	32,669	39,021	102,866	113,641

	$1,296,007	$1,229,591	$3,555,327	$3,377,610

Major Product Lines:
HVAC equipment	68%	68%	68%	67%
Other HVAC products	28%	27%	28%	28%
Commercial refrigeration products	4%	5%	4%	5%

	100%	100%	100%	100%

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method and remain as originally reported for such periods.

Practical Expedients

We generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling, general and administrative expenses. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

9 of 25

3.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$79,163	$65,029	$203,339	$164,966
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	6,451	5,470	16,600	13,844

Earnings allocated to Watsco, Inc. shareholders	$72,712	$59,559	$186,739	$151,122

Weighted-average common shares outstanding - Basic	34,339,859	32,712,151	34,301,672	32,679,334
Basic earnings per share for Common and Class B common stock	$2.12	$1.82	$5.44	$4.62

Allocation of earnings for Basic:
Common stock	$67,201	$54,627	$172,571	$138,594
Class B common stock	5,511	4,932	14,168	12,528

	$72,712	$59,559	$186,739	$151,122

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$79,163	$65,029	$203,339	$164,966
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	6,448	5,468	16,593	13,840

Earnings allocated to Watsco, Inc. shareholders	$72,715	$59,561	$186,746	$151,126

Weighted-average common shares outstanding - Basic	34,339,859	32,712,151	34,301,672	32,679,334
Effect of dilutive stock options	59,530	34,215	64,850	32,516

Weighted-average common shares outstanding - Diluted	34,399,389	32,746,366	34,366,522	32,711,850

Diluted earnings per share for Common and Class B common stock	$2.11	$1.82	$5.43	$4.62
Anti-dilutive stock options not included above	79,316	12,571	39,751	33,156

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At September 30, 2018 and 2017, our outstanding Class B common stock was convertible into 2,602,528 and 2,709,194 shares of our Common stock, respectively.

10 of 25

4.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as its functional currency and changes in the unrealized gains (losses) on cash flow hedging instruments and equity securities. The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency translation adjustment	$4,269	$9,385	$(7,422)	$17,310

Unrealized gain (loss) on cash flow hedging instruments	316	(1,280)	1,043	(1,399)
Income tax (expense) benefit	(85)	346	(281)	378

Unrealized gain (loss) on cash flow hedging instruments, net of tax	231	(934)	762	(1,021)

Reclassification of (gain) loss on cash flow hedging instruments into earnings	(1,253)	88	(78)	(1,092)
Income tax expense (benefit)	338	(24)	21	295

Reclassification of (gain) loss on cash flow hedging instruments into earnings, net of tax	(915)	64	(57)	(797)

Unrealized gain on equity securities	—	20	—	25
Income tax expense	—	(7)	—	(9)

Unrealized gain on equity securities, net of tax	—	13	—	16

Other comprehensive income (loss)	$3,585	$8,528	$(6,717)	$15,508

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Nine Months Ended September 30,	2018	2017
Foreign currency translation adjustment:
Beginning balance	$(33,499)	$(43,459)
Current period other comprehensive (loss) income	(4,660)	10,733

Ending balance	(38,159)	(32,726)

Cash flow hedging instruments:
Beginning balance	(421)	215
Current period other comprehensive income (loss)	457	(613)
Less reclassification adjustment	(34)	(478)

Ending balance	2	(876)

Equity securities:
Beginning balance	(301)	(286)
Cumulative-effect adjustment to retained earnings	301	—
Current period other comprehensive income	—	16

Ending balance	—	(270)

Accumulated other comprehensive loss, net of tax	$(38,157)	$(33,872)

5.	DEBT

We maintain an unsecured, syndicated revolving credit agreement, which we use to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. Effective February 5, 2018, we decreased the borrowing capacity under this revolving credit agreement from $600,000 to $300,000. At September 30, 2018 and December 31, 2017, $116,400 and $21,800, respectively, were outstanding under the revolving credit agreement. The credit agreement matures on July 1, 2019 and, accordingly,

11 of 25

borrowings outstanding under the credit agreement are classified as current liabilities in our condensed consolidated unaudited balance sheet at September 30, 2018. We believe that we will refinance the credit agreement at or prior to its maturity on similar terms and subject to similar conditions.

The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2018.

6.	PURCHASE OF ADDITIONAL OWNERSHIP INTEREST IN JOINT VENTURE

On February 13, 2017, we purchased an additional 10% ownership interest in Carrier Enterprise Northeast LLC, which we refer to as Carrier Enterprise II, for cash consideration of $42,688, which increased our controlling interest from 70% to 80%. Carrier Enterprise II was formed in 2011 as a joint venture with Carrier. Carrier Enterprise II had sales of approximately $545,000 for the year ended December 31, 2017 from 40 locations in the northeastern United States and 14 locations in Mexico.

7.	INVESTMENT IN UNCONSOLIDATED ENTITY

On June 21, 2017, our first joint venture with Carrier, Carrier Enterprise, LLC, which we refer to as Carrier Enterprise I, acquired an approximately 35% ownership interest in Russell Sigler, Inc. (“RSI”), an HVAC distributor with 2017 sales of approximately $680,000, operating from 30 locations in the Western U.S. We have an 80% controlling interest in Carrier Enterprise I, and Carrier has a 20% non-controlling interest. Carrier Enterprise I acquired its ownership interest in RSI for cash consideration of $63,600, of which we contributed $50,880, and Carrier contributed $12,720. Effective June 29, 2018, Carrier Enterprise I acquired an additional 1.4% ownership interest in RSI, which increased Carrier Enterprise I’s ownership interest in RSI to 36.3%. Total cash consideration of $3,760 was paid on July 5, 2018, of which we contributed $3,008 and Carrier contributed $752. Carrier Enterprise I is a party to a shareholders agreement (the “Shareholders Agreement”) with RSI and its shareholders. Pursuant to the Shareholders Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. Additionally, Carrier Enterprise I has the right to appoint two of RSI’s six board members. Given Carrier Enterprise I’s 36.3% ownership interest in RSI and its right to appoint two out of RSI’s six board members, this investment in RSI is accounted for under the equity method.

8.	ACQUISITION

On August 23, 2018, one of our wholly owned subsidiaries acquired Alert Labs Inc., a technology company based in Ontario, Canada for cash consideration of $5,889 and the issuance of 47,103 shares of Common stock, having a fair value of $8,180.

The results of operations of the acquisition have been included in the consolidated financial statements from the date of acquisition. The pro forma effect of the acquisition was not deemed significant to the consolidated financial statements.

9.	DERIVATIVES

We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.

Cash Flow Hedging Instruments

We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. Accordingly, at September 30, 2018, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at September 30, 2018 was $36,800, and such contracts have varying terms expiring through June 2019.

12 of 25

The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gain (loss) recorded in accumulated other comprehensive loss	$316	$(1,280)	$1,043	$(1,399)
(Gain) loss reclassified from accumulated other comprehensive loss into earnings	$(1,253)	$88	$(78)	$(1,092)

At September 30, 2018, we expected an estimated $3 pre-tax gain to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

Derivatives Not Designated as Hedging Instruments

We have also entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at September 30, 2018 was $12,000, and such contracts have varying terms expiring through November 2018.

We recognized losses of $(108), $(502), $(299) and $(912) from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 10.

	Asset Derivatives		Liability Derivatives
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments	$123	$70	$334	$773
Derivatives not designated as hedging instruments	—	180	74	184

Total derivative instruments	$123	$250	$408	$957

10.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at September 30, 2018 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$123	$—	$123	$—
Equity securities	Other assets	$372	$372	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$408	$—	$408	$—

		Total	Fair Value Measurements at December 31, 2017 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$250	$—	$250	$—
Equity securities	Other assets	$332	$332	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$957	$—	$957	$—

13 of 25

The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:

Equity securities – the investments are exchange-traded equity securities. Fair values for these investments are based on closing stock prices from active markets and are therefore classified within Level 1 of the fair value hierarchy.

Derivative financial instruments – these derivatives are foreign currency forward and option contracts. See Note 9. Fair value is based on observable market inputs, such as forward rates in active markets; therefore, we classify these derivatives within Level 2 of the valuation hierarchy.

There were no transfers in or out of Level 1 and Level 2 during the nine months ended September 30, 2018.

11.	SHAREHOLDERS’ EQUITY

At-the-Market Offering Program

On August 23, 2017, we entered into a sales agreement with Robert W. Baird & Co. Inc., which enabled the Company to issue and sell shares of Common stock in one or more negotiated transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for a maximum aggregate offering amount of up to $250,000 (the “ATM Program”). The offer and sale of our Common stock pursuant to the ATM Program was registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-207831).

During the quarter and nine months ended September 30, 2017, we sold 35,000 shares of Common stock under the ATM Program for net proceeds of $5,391. Direct costs of $285 incurred in connection with the offering were charged against the proceeds from the sale of Common stock and reflected as a reduction of paid-in capital. At September 30, 2017, $244,560 remained available for sale under the Sales Agreement. As of December 31, 2017, we had completed the offering of shares under the ATM Program. The net proceeds were primarily used to repay outstanding debt and for general corporate purposes.

Common Stock Dividends

We paid cash dividends of $1.45, $1.25, $4.15 and $3.35 per share of both Common stock and Class B common stock during the quarters and nine months ended September 30, 2018 and 2017, respectively.

Non-Vested Restricted Stock

During the quarters and nine months ended September 30, 2018 and 2017, we granted 10,000, 9,000, 110,109 and 164,899 shares of non-vested restricted stock, respectively.

During the quarters and nine months ended September 30, 2018 and 2017, 8,830, 12,354, 21,754 and 32,454 shares of Common stock, respectively, with aggregate fair market values of $1,562, $1,893, $3,775 and $4,664, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock. These shares were retired upon delivery.

Exercise of Stock Options

During the quarters and nine months ended September 30, 2018 and 2017, 8,600, 9,084, 53,184 and 25,084 stock options, respectively, were exercised for Common stock. Cash received from common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2018 and 2017, was $856, $801, $4,837 and $2,111, respectively.

During the quarter and nine months ended September 30, 2018, 376 shares of Common stock with an aggregate fair market value of $69 and 7,027 shares of Common stock with an aggregate fair market value of $1,269, respectively, were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. During the quarter and nine months ended September 30, 2017, 350 shares of Common stock with an aggregate fair market value of $53 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters and nine months ended September 30, 2018 and 2017, 2,235, 2,718, 6,716 and 6,977 shares of Common stock, respectively, were issued under our employee stock purchase plan for which we received net proceeds of $382, $402, $1,142 and $1,004, respectively.

14 of 25

401(k) Plan

During the nine months ended September 30, 2018 and 2017, we issued 17,318 and 16,389 shares of Common stock, respectively, to our profit sharing retirement plan, representing the Common stock discretionary matching contributions of $2,945 and $2,428, respectively.

Non-controlling Interest

As described under the heading “Joint Ventures with Carrier Corporation” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in this Quarterly Report on Form 10-Q, we maintain three joint ventures with Carrier that we describe as Carrier Enterprise I, Carrier Enterprise II and Carrier Enterprise III. We have an 80% controlling interest in Carrier Enterprise I and Carrier Enterprise II and a 60% controlling interest in Carrier Enterprise III. Carrier owns the remaining non-controlling interests in such joint ventures. The following table reconciles shareholders’ equity attributable to Carrier’s non-controlling interests:

Non-controlling interest at December 31, 2017	$253,024
Net income attributable to non-controlling interest	44,188
Foreign currency translation adjustment	(2,762)
Distributions to non-controlling interest	(2,178)
Investment in unconsolidated entity	752
Gain recorded in accumulated other comprehensive loss	305
Gain reclassified from accumulated other comprehensive loss into earnings	(23)

Non-controlling interest at September 30, 2018	$293,306

12.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $2,562 and $2,344 at September 30, 2018 and December 31, 2017, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

13.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 64%, 62%, 63% and 62% of all inventory purchases made during the quarters and nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, approximately $93,000 and $75,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2018 and 2017 included approximately $28,000, $19,000, $65,000 and $51,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length basis in the ordinary course of business.

A member of our Board of Directors is the Chairman and Chief Executive Officer of Moss & Associates LLC, who served as general contractor for the remodeling of our Miami headquarters, which was completed in 2018. We paid Moss & Associates LLC $0, $58, $124 and $702 for construction services performed during the quarters and nine months ended September 30, 2018 and 2017, respectively, and no amount was payable at September 30, 2018.

15 of 25

A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and nine months ended September 30, 2018 and 2017, we paid this firm $0, $71, $18 and $291 for services performed, respectively, and $113 was payable at September 30, 2018.

14.	SUBSEQUENT EVENT

On October 23, 2018, our Board of Directors approved an increase to the quarterly cash dividend per share of Common and Class B common stock to $1.60 per share from $1.45 per share, beginning with the dividend that will be paid in January 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project,” “focused,” “outlook,” “goal,” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements, including statements regarding, among others, (i) economic conditions, (ii) business and acquisition strategies, (iii) potential acquisitions and/or joint ventures and investments in unconsolidated entities, (iv) financing plans and (v) industry, demographic and other trends affecting our financial condition or results of operations. These forward-looking statements are based on management’s current expectations, are not guarantees of future performance and are subject to a number of risks, uncertainties and changes in circumstances, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of several factors, including, but not limited to:

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

16 of 25

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At September 30, 2018, we operated from 568 locations in 37 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

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

Our critical accounting policies are included in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 1, 2018. We believe that there have been no significant changes during the quarter ended September 30, 2018 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

17 of 25

Recent Accounting Pronouncements

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted and not yet adopted accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and nine months ended September 30, 2018 and 2017:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.4	75.9	75.5	75.6

Gross profit	24.6	24.1	24.5	24.4
Selling, general and administrative expenses	15.5	14.9	15.9	15.8
Other income	0.3	0.2	0.2	0.1

Operating income	9.4	9.3	8.8	8.7
Interest expense, net	0.1	0.2	0.1	0.1

Income before income taxes	9.4	9.1	8.8	8.5
Income taxes	1.9	2.6	1.8	2.5

Net income	7.5	6.5	7.0	6.1
Less: net income attributable to non-controlling interest	1.4	1.2	1.2	1.2

Net income attributable to Watsco, Inc.	6.1%	5.3%	5.7%	4.9%

Note: Due to rounding, percentages may not add up to 100.

The following narratives reflect our ownership interest in Russell Sigler, Inc. (“RSI”), in which we purchased an approximately 35% ownership interest in June 2017 and an additional 1.4% ownership interest in June 2018, and our additional 10% ownership interest in Carrier Enterprise II, which we acquired in February 2017. We did not acquire any material businesses during 2018 or 2017.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations acquired or locations opened or closed during the immediately preceding 12 months, unless they are within close geographical proximity to existing locations. At September 30, 2018 and 2017, 22 and 34 locations, respectively, were excluded from “same-store basis” information. The table below summarizes the changes in our locations for the 12 months ended September 30, 2018:

Number of Locations
September 30, 2017	562
Opened	3
Closed	(5)

December 31, 2017	560
Opened	11
Closed	(3)

September 30, 2018	568

Third Quarter of 2018 Compared to Third Quarter of 2017

Revenues

Revenues for the third quarter of 2018 increased $66.4 million, or 5%, including $3.4 million from locations opened and acquired during the preceding 12 months, offset by $3.8 million from locations closed. On a same-store basis, revenues increased $66.8 million, or 5%, as compared to the same period in 2017, reflecting a 7% increase in sales of HVAC equipment (68% of sales), which included a 6% increase in residential HVAC equipment and a 9% increase in commercial HVAC equipment, a 4% increase in sales of other HVAC products (28% of sales) and flat sales of commercial refrigeration products (4% of sales). The increase in same-store revenues was primarily due to realization of price increases, demand for the replacement of residential and commercial HVAC equipment and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices.

18 of 25

Gross Profit

Gross profit for the third quarter of 2018 increased $23.1 million, or 8%, primarily as a result of increased revenues. Gross profit margin for the quarter ended September 30, 2018 improved 50 basis-points to 24.6% versus 24.1% for the same period in 2017, primarily due to an improvement in selling margins for HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2018 increased $16.7 million, or 9%, primarily due to increased revenues, additional sales and service-related headcount and an increase in performance-based compensation specific to certain markets. Selling, general and administrative expenses as a percent of revenues for the quarter ended September 30, 2018 increased to 15.5% versus 14.9% for the same period in 2017. On a same-store basis, selling, general and administrative expenses increased 9% as compared to the same period in 2017. The increase in selling, general and administrative expenses as a percentage of revenues was primarily due to our inability to leverage fixed operating costs to the same extent as in 2017.

Other Income

Other income of $3.7 million and $2.3 million for the quarters ended September 30, 2018 and 2017, respectively, represents our share of the net income of RSI.

Interest Expense, Net

Net interest expense for the third quarter of 2018 decreased $1.1 million, or 51%, primarily as a result of a decrease in average outstanding borrowings, partially offset by a higher effective interest rate for the 2018 period, in each case under our revolving credit facility, as compared to the same period in 2017.

Income Taxes

Income taxes decreased to $24.4 million for the third quarter of 2018 as compared to $32.3 million for the third quarter of 2017 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 23.3% and 32.8% for the quarters ended September 30, 2018 and 2017, respectively. The decrease was primarily due to the reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act of 2017.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended September 30, 2018 increased $14.1 million, or 22%, compared to the same period in 2017. The increase was primarily driven by higher revenues, expanded profit margins, lower interest expense, net, and lower income taxes, partially offset by higher selling, general and administrative expenses as a percent of revenues, as discussed above.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

Revenues for the nine months ended September 30, 2018 increased $177.7 million, or 5%, including $14.0 million from locations opened and acquired during the preceding 12 months, offset by $10.3 million from locations closed. On a same-store basis, revenues increased $174.0 million, or 5%, as compared to the same period in 2017, reflecting a 7% increase in sales of HVAC equipment (68% of sales), which included a 7% increase in residential HVAC equipment and a 6% increase in commercial HVAC equipment, a 5% increase in sales of other HVAC products (28% of sales) and flat sales of commercial refrigeration products (4% of sales). The increase in same-store revenues was primarily due to realization of price increases and demand for the replacement of residential and commercial HVAC equipment. Revenues from sales of residential HVAC equipment also benefited from an improved sales mix of higher-efficiency air conditioning and heating systems, which sell at higher unit prices.

Gross Profit

Gross profit for the nine months ended September 30, 2018 increased $45.9 million, or 6%, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2018 improved 10 basis-points to 24.5% versus 24.4%, primarily due to increased demand for higher-efficiency residential HVAC equipment and an improvement in selling margins for HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2018 increased $31.0 million, or 6%, primarily due to increased revenues. Selling, general and administrative expenses as a percentage of revenues for the nine months ended September 30, 2018 increased to 15.9% versus 15.8% for the same period in 2017. On a same-store basis, selling, general and administrative expenses increased 6% as compared to the same period in 2017. The increase in selling, general and administrative expenses was primarily due to our inability to leverage fixed operating costs to the same extent as in 2017.

19 of 25

Other Income

Other income of $8.5 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively, represents our share of the net income of RSI.

Interest Expense, Net

Net interest expense for the nine months ended September 30, 2018 decreased $2.6 million, or 53%, primarily as a result of a decrease in average outstanding borrowings, partially offset by a higher effective interest rate for the 2018 period, in each case under our revolving credit facility, as compared to the same period in 2017.

Income Taxes

Income taxes decreased to $63.7 million for the nine months ended September 30, 2018 as compared to $82.9 million for the nine months ended September 30, 2017 and are a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes. The effective income tax rates attributable to us were 23.6% and 33.0% for the nine months ended September 30, 2018 and September 30, 2017, respectively. The decrease was primarily due to the reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act of 2017.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the nine months ended September 30, 2018 increased $38.4 million, or 23%, compared to the same period in 2017. The increase was primarily driven by higher revenues and other income, expanded profit margins, lower interest expense, net, and lower income taxes as discussed above.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand for HVAC/R products, which peaks in the months of May through August. Significant factors that could affect our liquidity include the following:

•	cash needed to fund our business (primarily working capital requirements);

•	borrowing capacity under our revolving credit facility;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions, including joint ventures and investments in unconsolidated entities;

•	dividend payments;

•	capital expenditures; and

•	the timing and extent of common stock repurchases.

Sources and Uses of Cash

We rely on cash flows from operations and borrowing capacity under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes, including dividend payments (to the extent declared by our Board of Directors), capital expenditures, business acquisitions, and development of our long-term operating and technology strategies. Additionally, we may generate cash through proceeds from the issuance and sale of our Common stock.

As of September 30, 2018, we had $67.6 million of cash and cash equivalents, of which $57.4 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax consequences or be subject to capital controls; however, these balances are generally available without legal restrictions to fund ordinary business operations of our foreign subsidiaries.

We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement are sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements. While we have the intent and current ability to refinance our revolving credit agreement on similar terms and subject to similar conditions on a long-term basis prior to its maturity in 2019, there is no assurance that we will be able to refinance with the same terms and conditions.

20 of 25

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

Working Capital

Working capital increased to $993.0 million at September 30, 2018 from $920.9 million at December 31, 2017, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business.

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2018 and 2017 (in millions):

	2018	2017	Change
Cash flows provided by operating activities	$70.1	$189.4	$(119.3)
Cash flows used in investing activities	$(22.3)	$(77.3)	$55.0
Cash flows used in financing activities	$(59.8)	$(103.0)	$43.2

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

The decrease in net cash provided by operating activities was primarily due to the timing of payments for accrued expenses and other current liabilities and higher accounts receivable driven by increased sales volume, partially offset by a lower increase in inventory and higher net income in the 2018 period.

Investing Activities

Net cash used in investing activities was lower due to the purchase of an ownership interest in RSI for $63.6 million in 2017, partially offset by an acquisition for cash consideration of $5.9 million and the purchase of an additional ownership interest in RSI for $3.8 million in 2018.

Financing Activities

The decrease in net cash used in financing activities was primarily attributable to proceeds borrowed under our revolving credit agreement in the 2018 period and the purchase of an additional 10% ownership interest in Carrier Enterprise II for $42.7 million in 2017, partially offset by an increase in dividends paid in 2018.

Revolving Credit Agreement

We maintain an unsecured, syndicated revolving credit agreement, which we use to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases, and issuances of letters of credit. Effective February 5, 2018, we decreased the borrowing capacity under this revolving credit agreement from $600.0 million to $300.0 million. At September 30, 2018 and December 31, 2017, $116.4 million and $21.8 million were outstanding under the revolving credit agreement, respectively. The credit agreement matures on July 1, 2019 and accordingly, borrowings outstanding are classified as current liabilities in our condensed consolidated unaudited balance sheet at September 30, 2018. We believe that we will refinance the credit agreement at or prior to its maturity on similar terms and subject to similar conditions.

The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2018.

Purchase of Additional Ownership Interest in Joint Venture

On February 13, 2017, we purchased an additional 10% ownership interest in Carrier Enterprise II for cash consideration of $42.7 million, which increased our controlling interest in Carrier Enterprise II to 80%. We used borrowings under our revolving credit agreement to finance this acquisition.

21 of 25

Investment in Unconsolidated Entity

On June 21, 2017, Carrier Enterprise I acquired an approximately 35% ownership interest in RSI, an HVAC distributor operating from 30 locations in the Western U.S. for cash consideration of $63.6 million, of which we contributed $50.9 million, and Carrier contributed $12.7 million. Effective June 29, 2018, Carrier Enterprise I acquired an additional 1.4% ownership interest in RSI, which increased Carrier Enterprise I’s ownership interest in RSI to 36.3%. Total cash consideration of $3.8 million was paid on July 5, 2018, of which we contributed $3.0 million and Carrier contributed $0.8 million. Carrier Enterprise I is a party to a shareholders agreement (the “Shareholders Agreement”) with RSI and its shareholders. Pursuant to the Shareholders Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement will be sufficient to purchase any additional ownership interests in RSI.

Acquisitions

On August 23, 2018, one of our wholly owned subsidiaries acquired Alert Labs Inc., a technology company based in Ontario, Canada for cash consideration of $5.9 million and the issuance of 47,103 shares of Common stock, having a fair value of $8.2 million.

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

Common Stock Dividends

We paid cash dividends of $4.15 and $3.35 per share of both Common stock and Class B common stock during the nine months ended September 30, 2018 and 2017, respectively. On October 1, 2018, our Board of Directors declared a regular quarterly cash dividend of $1.45 per share of both Common and Class B common stock that was paid on October 31, 2018 to shareholders of record as of October 15, 2018. On October 23, 2018, our Board of Directors approved an increase to the quarterly cash dividend per share of Common and Class B common stock to $1.60 per share from $1.45 per share, beginning with the dividend that will be paid in January 2019. Future dividends and/or changes in dividend rates will be at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

At-the-Market Offering Program

In August 2017, we entered into a sales agreement with Robert W. Baird & Co. Inc., which enabled the Company to issue and sell shares of Common stock in one or more negotiated transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for a maximum aggregate offering amount of up to $250.0 million (the “ATM Program”). The offer and sale of our Common stock pursuant to the ATM Program was registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-207831).

During the quarter and nine months ended September 30, 2017, we sold 35,000 shares of Common stock under the ATM Program for net proceeds of $5.4 million. Direct costs of $0.3 million incurred in connection with the offering were charged against the proceeds from the sale of Common stock and reflected as a reduction of paid-in capital. At September 30, 2017, $244.6 million remained available for sale under the Sales Agreement. As of December 31, 2017, we had completed the offering of shares under the ATM Program. The net proceeds were primarily used to repay outstanding debt and for general corporate purposes.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. No shares were repurchased during the quarters ended September 30, 2018 or 2017. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At September 30, 2018, there were 1,129,087 shares remaining authorized for repurchase under the program.

22 of 25

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Information about risk factors for the quarter ended September 30, 2018 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2017.

23 of 25

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

24 of 25

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: November 8, 2018	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

25 of 25