Form 10-K
period 2018-12-31
WATSCO INC
filed 2019-02-28
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,768 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 29, 2018 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

The registrant’s common stock outstanding as of February 25, 2019 comprised (i) 32,137,525 shares of Common stock, excluding 4,823,988 treasury shares, and (ii) 5,397,345 shares of Class B common stock, excluding 48,263 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II is incorporated by reference from the registrant’s 2018 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference from the registrant’s definitive proxy statement for the 2019 annual meeting of shareholders (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Form 10-K

For the Fiscal Year Ended December 31, 2018

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project,” “focused,” “outlook,” “goal,” “designed,” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements, including statements regarding, among others, (i) economic conditions, (ii) business and acquisition strategies, (iii) potential acquisitions and/or joint ventures and investments in unconsolidated entities, (iv) financing plans, and (v) industry, demographic, and other trends affecting our financial condition or results of operations. These forward-looking statements are based on management’s current expectations, are not guarantees of future performance and are subject to a number of risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of several factors, including, but not limited to:

•	general economic conditions, both in the U.S. and in international markets served;

•	competitive factors within the HVAC/R industry;

•	effects of supplier concentration;

•	fluctuations in certain commodity costs;

•	consumer spending;

•	consumer debt levels;

•	new housing starts and completions;

•	capital spending in the commercial construction market;

•	access to liquidity needed for operations;

•	seasonal nature of product sales;

•	weather patterns and conditions;

•	insurance coverage risks;

•	federal, state, and local regulations impacting our industry and products;

•	prevailing interest rates;

•	foreign currency exchange rate fluctuations;

•	international political risk;

•	cybersecurity risk; and

•	the continued viability of our business strategy.

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

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At December 31, 2018, we operated from 571 locations in 37 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean, through which we serve approximately 90,000 active contractors and dealers that service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64.1 million in 1989 to $4.5 billion in 2018, resulting from our strategic acquisition of companies with established market positions and subsequent building of revenues and profit through a combination of additional locations, introduction of new products, and other initiatives.

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

Based on data published in the 2019 IBIS World Industry Report for Heating and Air Conditioning Contractors in the U.S. and other available data, we estimate that the annual market on an installed basis for residential central air conditioning, heating, and refrigeration equipment, and related parts and supplies is approximately $96.0 billion. Air conditioning and heating equipment is manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Corporation (“Carrier”), a subsidiary of United Technologies Corporation (“UTC”); Goodman Manufacturing Company, L.P. (“Goodman”), a subsidiary of Daikin Industries, Ltd.; Rheem Manufacturing Company (“Rheem”); Trane Inc. (“Trane”), a subsidiary of Ingersoll-Rand Company Limited; York International Corporation, a subsidiary of Johnson Controls, Inc.; Lennox International, Inc.; and Nordyne Corporation (“Nordyne”), a subsidiary of Nortek Corporation. These manufacturers distribute their products through a combination of factory-owned locations and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers that sell to and install the products for consumers, businesses, and other end-users.

Air conditioning and heating equipment is sold to the replacement and new construction markets for both residential and commercial applications. The residential replacement market has increased in size and importance over the past several years as a result of the aging of the installed base of residential central air conditioners and furnaces, the introduction of new higher energy efficient models to address both regulatory mandates as well as consumer optionality, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products, and consumers’ overall unwillingness to live without air conditioning or heating products. The mechanical life of central air conditioning and furnaces varies by geographical region due to usage and ranges from approximately 8 to 20 years. According to data published by the Energy Information Administration in 2018 there are approximately 91 million central air conditioning and heating systems installed in the United States that have been in service for more than 10 years. Many installed units are currently reaching the end of their useful lives, which we believe long-term provides a growing and stable replacement market.

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

Culture and Business Strategy

Watsco began its HVAC/R distribution strategy in 1989 and has grown by using a “buy and build” philosophy, resulting in substantial long-term growth in revenues and profits. The “buy” component of the strategy has focused on acquiring or investing in market leaders to either expand into new geographic areas or gain additional market share in existing markets. We have employed a disciplined and conservative approach, which seeks opportunities that fit well-defined financial and strategic criteria. The “build” component of the strategy has focused on encouraging growth at acquired companies, by adding products and locations to better serve customers, investing in scalable technologies, and exchanging ideas and business concepts amongst leadership teams. Newly acquired businesses have access to our capital resources and established vendor relationships to provide their customers with an expanded array of product lines on favorable terms and conditions with an intensified commitment to service. We have also developed a culture whereby leaders, managers and employees are provided the opportunity to own shares of Watsco through a variety of stock-based equity plans. We believe that this culture instills a performance-driven, long-term focus on the part of our employees and aligns their interests with the interests of other Watsco shareholders.

Culture of Innovation & Technology Strategy

In recent years, we have established a strong culture of innovation, whereby people, processes and technology have rapidly evolved to modernize and digitize our business. With this digital evolution in mind, our efforts have addressed how customers are served, how internal processes and practices can be improved, and how data and analytics can be created and used to enhance long-term performance. Investments include the addition of more than 200 technology employees along with investments in our locations and infrastructure to enable these technologies.

To that end, several scalable technology platforms have been launched with the largest focus on customer-obsessed technologies, which are improving and transforming the customer experience at all of our locations. Specific initiatives include: (i) mobile applications for iOS and Android devices to help customers operate more efficiently and interact with our locations more easily; (ii) e-commerce between our customers and our subsidiaries; (iii) supply chain optimization; (iv) building and maintaining the largest source of digitized HVAC/R product information; and (v) the development of business intelligence systems and related data sets, which provide enhanced management tools. In addition, through our subsidiary Watsco Ventures LLC (“Watsco Ventures”), we have developed (internally and through external collaboration) a variety of early-stage technologies with the goal of helping contractor customers grow and become more profitable, and otherwise compliment the initiatives set forth above.

To further extend our technology reach, in August 2018, we acquired Alert Labs Inc., a company based in Kitchener, Ontario, Canada that develops, designs and builds “internet of things,” or IoT, hardware and software, including cloud-based and mobile solutions aimed at protecting homes and businesses from property damage and unnecessary expenses. Alert Labs has also furthered the development of Sentree, an IoT device developed by Watsco Ventures. Sentree attaches to an existing HVAC system and, through a proprietary cloud-based software platform, remotely measures, collects and analyzes vital performance analytics.

Strategy in Existing Markets

Our strategy for growth in existing markets focuses on customer service, product expansion, and the implementation of technology to satisfy the needs of the higher growth, higher margin replacement market, in which customers generally demand immediate, convenient, and reliable service. We respond to this need by (i) offering a broad range of product lines, including the necessary equipment, parts, and supplies to enable a contractor to install or repair a central air conditioner, furnace, or refrigeration system, (ii) maintaining a strong density of warehouse locations for increased customer convenience, (iii) maintaining well-stocked inventories to ensure that customer orders are filled in a timely manner, (iv) providing a high degree of technical expertise at the point of sale, (v) collaborating with customers to advertise and market their business and services in local markets, and (vi) developing and implementing technology to further enhance customer service capabilities. We believe these concepts provide a competitive advantage over smaller, less-capitalized competitors that are unable to commit resources to open and maintain additional locations, implement technological business solutions, provide the same range of products, maintain the same inventory levels, or attract the wide range of expertise that is required to support a diverse product offering. In some geographic areas, we believe we have a competitive advantage over factory-operated distribution networks, which typically do not maintain inventories of parts and supplies that are as diversified as ours and which have fewer warehouse locations than we do, making it more difficult for these competitors to meet the time-sensitive demands of the replacement market.

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

Performance-Based Compensation & Stock-Based Equity Plans

We maintain a culture that rewards performance through a variety of performance-based pay, commission programs, cash incentives, and stock-based equity programs. Stock-based plans include 401(k) matching contributions to eligible employees, a voluntary employee stock purchase plan, and the granting of stock options and non-vested restricted stock based on individual merit and measures of performance. Our equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership, and an ownership culture whereby management and employees think and act as owners of the Company. We believe that our restricted stock program is unique because an employee’s restricted share grants generally vest entirely at the end of his or her career (age 62 or later) and, prior to retirement, these grants remain subject to significant risks of forfeiture.

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

Acquisition Strategy

We focus on acquiring and investing in businesses that either complement our current presence in existing markets or establish a presence in new geographic markets. Since 1989, we have acquired 60 HVAC/R distribution businesses, six of which currently operate as primary operating subsidiaries. Other smaller acquired distributors have been integrated into or are under the management of our primary operating subsidiaries. Through a combination of sales and market share growth, opening of new locations, tuck-in acquisitions, expansion of product lines, improved pricing, and programs that have resulted in higher gross profit, performance incentives, and a culture of equity value for key leadership, we have produced substantial sales and earnings growth post-acquisition. We continue to pursue additional strategic acquisitions, investments and/or joint ventures to allow further penetration in existing markets and expansion into new geographic markets.

Operating Philosophy

We encourage our local leadership to operate in a manner that builds upon the long-term relationships they have established with their suppliers and customers. Typically, we maintain the identity of businesses by retaining their historical trade names, management teams and sales organizations, and continuity of their product brand-name offerings. We believe this strategy allows us to build on the value of the acquired operations by creating additional sales opportunities while providing an attractive exit strategy for the former owners of these companies.

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

Sales of HVAC equipment, which we currently source from approximately 20 vendors, accounted for 67% of our revenues for both the years ended December 31, 2018 and 2017. Sales of other HVAC products, which we currently source from approximately 1,200 vendors, comprised 29% and 28% of our revenues for the years ended December 31, 2018 and 2017, respectively. Sales of commercial refrigeration products, which we currently source from approximately 150 vendors, accounted for 4% and 5% of our revenues for the years ended December 31, 2018 and 2017, respectively.

Distribution and Sales

At December 31, 2018, we operated from 571 locations, a vast majority of which are located in regions that we believe have demographic trends favorable to our business. We maintain large inventories at each of our warehouse locations and either deliver products to customers using one of our trucks or a third party logistics provider, or we make products available for pick-up at the location nearest to the customer. We have approximately 950 salespeople, averaging 10 years of experience in the HVAC/R distribution industry.

The markets we serve are as follows:	% of Revenues for the Year Ended December 31, 2018	Number of Locations as of December 31, 2018
United States	88%	509
Canada	6%	36
Latin America and the Caribbean	6%	26

Total	100%	571

The largest market we serve is the United States, in which the most significant markets for HVAC/R products are in the Sun Belt States. Accordingly, the majority of our distribution locations are in the Sun Belt, with the highest concentration in Florida and Texas. These markets have been a strategic focus of ours given their size, the reliance by homeowners and businesses on HVAC/R products to maintain a comfortable indoor environment, and the population growth in these areas over the last 40 years, which has led to a substantial installed base requiring replacement, a shorter useful life for equipment given the significant hours of operation, and the focus by electrical utilities on consumer incentives designed to promote replacement of HVAC/R equipment in an effort to improve energy efficiency.

Markets

The table below identifies the number of our stores by location as of December 31, 2018:

Florida	103
Texas	83
North Carolina	45
California	36
Georgia	34
South Carolina	31
Virginia	22
Tennessee	21
Louisiana	18
New York	13
Alabama	10
Arizona	8
Massachusetts	8
Mississippi	8
Missouri	8
Connecticut	6
Maryland	6
Kansas	5
New Jersey	5
Oklahoma	5
Utah	5
Arkansas	4
Pennsylvania	3
Indiana	2
Iowa	2
Kentucky	2
Maine	2
Nebraska	2
Nevada	2
South Dakota	2
West Virginia	2
Colorado	1
New Hampshire	1
New Mexico	1
North Dakota	1
Rhode Island	1
Vermont	1

United States	509
Canada	36
Mexico	14
Puerto Rico	12

Total	571

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

Combined, the joint ventures with Carrier represented 61% of our revenues for the year ended December 31, 2018. See Supplier Concentration in “Business Risk Factors” in Item 1A.

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

Customers and Customer Service

Air conditioning and heating contractors and dealers that install HVAC/R products in homes and businesses must be licensed given the highly-regulated nature of the products, refrigerant, natural gas, and building and zoning requirements. We currently serve approximately 90,000 active contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating, and refrigeration systems. No single customer in 2018, 2017 or 2016 represented more than 2% of our consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through mobile applications and e-commerce, which allows customers to access information online 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times, and make payments. We believe we compete successfully with other distributors primarily based on an experienced sales organization, strong service support, maintenance of well-stocked inventories, density of warehouse locations, high quality reputation, broad product lines, and the ability to foresee customer demand for new products.

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

The Company’s top ten suppliers accounted for 84% of our purchases, including 62% from Carrier, and 9% from Rheem. Given the significant concentration of our suppliers, particularly with Carrier and Rheem, any significant interruption with these suppliers could temporarily disrupt the operations of certain of our subsidiaries, impact current inventory levels, and could adversely affect our financial results. If any restrictions or significant increase in tariffs under existing trade agreements are imposed on products that our top ten suppliers import or assemble products outside of the United States, particularly from Mexico and China, we could be required to raise our prices, which may result in the loss of customers and harm to our business. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ respective products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. However, the Company believes that alternative or substitute products would be readily available in the event of disruption of current supplier relationships given the Company’s prominence in the marketplace, including the number of locations, sales personnel, support structure, marketing and sales expertise, financial position, and established market share. See “Business Risk Factors” in Item 1A of this Annual Report on Form 10-K for further discussion.

Distribution Agreements

We maintain trade name and distribution agreements with Carrier and Rheem that provide us distribution rights on an exclusive basis in specified territories and are not subject to a stated term or expiration date. We also maintain distribution agreements with various other suppliers, either on an exclusive or non-exclusive basis, for various terms ranging from one to ten years. Certain distribution agreements for particular branded products contain provisions that restrict or limit the sale of competitive products in the locations that sell such branded products. Other than where such location-level restrictions apply, we may distribute the lines of other manufacturers’ air conditioning or heating equipment in other locations in the same territories.

See Supplier Concentration in “Business Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Seasonality

Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.

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

Employees

We had approximately 5,200 employees as of December 31, 2018, substantially all of whom are non-union employees. Most of our employees are employed on a full-time basis and our relations with our employees are good.

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

Business Risk Factors

Supplier Concentration

The Company’s top ten suppliers accounted for 84% of our purchases during 2018, including 62% from Carrier, and 9% from Rheem. Carrier provides a diverse variety of brands of HVAC systems including, Carrier, Bryant, Payne, Tempstar, Heil, Comfortmaker and Grandaire, along with complimentary replacement parts. Rheem provides Rheem-brand HVAC systems along with complimentary replacement parts. Given the significant concentration of our supply chain, particularly with Carrier and Rheem, any significant interruption by any of the key manufacturers or a termination of a relationship could temporarily disrupt the operations of certain of our subsidiaries. Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these manufacturers or a decline in market acceptance of these manufacturers’ products could have a material adverse effect on our results of operations, cash flows, and liquidity.

Many HVAC equipment and component manufacturers, including Carrier and Rheem, source component parts from China and/or assemble a significant amount of products for residential and light-commercial applications from Mexico. If any restrictions or significant increases in tariffs are imposed related to such products sourced or assembled from Mexico and China as a result of amendments to existing trade agreements, and our product costs consequently increase, we would be required to raise our prices, which may result in cost inflation, the loss of customers, and harm to our business.

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

On November 26, 2018, the parent company of Carrier, UTC, announced that it intends to separate into three independent companies consisting of its aerospace business, its elevator business, Otis, and Carrier. UTC indicated the proposed separation is expected to be effected through tax-free spin-offs of Otis and Carrier, subject to the completion of financing and satisfaction of customary conditions, and is expected to be completed in 2020, with separation activities occurring over 18-24 months. It is too early to determine whether the proposed spin-off of Carrier will have any impact on us and our results of operations nor can there be assurances regarding the ultimate timing of the separation or that the separation will be completed.

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

Seasonality

Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal, resulting in fluctuations in our revenue from quarter to quarter. Furthermore, profitability can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during Summer or Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets is fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.

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

Cybersecurity Risks

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, our information technology systems may be damaged, disrupted or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings and other costs. Such events could have a material adverse impact on our financial condition, results of operations and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

We maintain monitoring practices and protections of our information technology to reduce these risks and test our systems on an ongoing basis for potential threats. We carry cybersecurity insurance to help mitigate the financial exposure and related notification procedures in the event of intentional intrusion. There can be no assurance, however, that our efforts will prevent the risk of a security breach of our databases or systems that could adversely affect our business.

International Political Risk

Our international sales and operations, as well as sourcing of products from suppliers with international operations, are subject to various risks associated with changes in local laws, regulations and policies, including those related to tariffs, trade restrictions and trade agreements, investments, taxation, capital controls, employment regulations, different liability standards, and limitations on the repatriation of funds due to foreign currency controls. Our international sales and operations, as well as sourcing of products from suppliers with international operations are also sensitive to changes in foreign national priorities, including government budgets, as well as political and economic instability. Unfavorable changes in any of the foregoing could adversely affect our results of operations or could cause a disruption in our supply chain for products sourced internationally. Additionally, failure to comply with the United States Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

General Risk Factors

Goodwill, Intangibles and Long-Lived Assets

At December 31, 2018, goodwill, intangibles, and long-lived assets represented approximately 29% of our total assets. The recoverability of goodwill, indefinite lived intangibles, and long-lived assets is evaluated at least annually and when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of our reporting unit, indefinite lived intangibles, and long-lived assets are based on the best information available as of the date of the assessment and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment, or market conditions. We cannot assure you that we will not suffer material impairments to goodwill, intangibles, or long-lived assets in the future.

Risks Related to Loss Contingencies

We carry general liability, comprehensive property damage, workers’ compensation, health benefits, and other insurance coverage that management considers adequate for the protection of its assets and operations at reasonable premiums. There can be no assurance that the coverage limits and related premiums of such policies will be adequate to cover claims, losses and expenses for lawsuits which have been, or may be, brought against us. A loss in excess of insurance coverage could have a material adverse effect on our financial position and/or profitability. Certain self-insurance risks for casualty insurance programs and health benefits are retained and reserves are established based on claims filed and estimates of claims incurred but not yet reported. Assurance cannot be provided that actual claims will not exceed present estimates. Exposure to catastrophic losses has been limited by maintaining excess and aggregate liability coverage and implementing stop-loss control programs.

Risks Related to our Common Stock

Class B Common Stock and Insider Ownership

As of December 31, 2018, our directors and executive officers and entities affiliated with them owned (i) Common stock representing 1% of the outstanding shares of Common stock and (ii) Class B common stock representing 89% of the outstanding shares of Class B common stock. These interests represent 56% of the aggregate combined voting power (including 52% beneficially owned by Albert H. Nahmad, Chairman and Chief Executive Officer, through shares owned by him and shares held by affiliated limited partnerships and various family trusts). Accordingly, our directors and executive officers collectively have the voting power to elect six members of our nine-person Board of Directors.

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

Warehousing and Distribution Facilities

At December 31, 2018, we operated 571 warehousing and distribution facilities across 37 U.S. states, Canada, Mexico, and Puerto Rico, having an aggregate of approximately 12.2 million square feet of space, of which approximately 12.0 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are sufficient to meet our present operating needs.

Trucks

At December 31, 2018, we operated 592 ground transport vehicles, including delivery and pick-up trucks, vans, and tractors. Of this number, 382 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.

Administrative Facilities

Senior management and support staff are located at various administrative offices in approximately 0.2 million square feet of space.

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 18 to our audited consolidated financial statements contained in this Annual Report on Form 10-K under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 3 of Part I of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common stock is listed on the New York Stock Exchange under the ticker symbol WSO, and our Class B common stock is listed on the New York Stock Exchange under the ticker symbol WSOB.

Shareholder Return Performance

The following graph compares the cumulative five-year total shareholder return attained by holders of our Common stock and Class B common stock relative to the cumulative total returns of the Russell 2000 index, the S&P MidCap 400 index, and the S&P 500 index. Given our position as the largest distributor of HVAC/R equipment, parts and supplies in North America, our unique, sole line of business, the nature of our customers (air conditioning and heating contractors), and the products and markets we serve, we cannot reasonably identify an appropriate peer group; therefore, we have included in the graph below the performance of the Russell 2000 index, the S&P MidCap 400 index, and the S&P 500 index, which contain companies with market capitalizations similar to our own. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2013 and its relative performance is tracked through December 31, 2018.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Watsco, Inc.	100.00	113.80	127.50	165.74	196.18	165.72
Watsco Class B	100.00	113.23	128.59	165.41	193.71	160.00
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
S&P MidCap 400 Index	100.00	109.77	107.38	129.65	150.71	134.01
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. No shares were repurchased under this plan during 2018, 2017 or 2016. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of this plan. At December 31, 2018, there were 1,129,087 shares remaining authorized for repurchase under this plan. Shares were last repurchased by the Company in 2008; thus, we did not otherwise repurchase any of our common stock during the quarter ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

Our 2018 Annual Report contains “Selected Consolidated Financial Data,” which section is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our 2018 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2018 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk,” which section is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our 2018 and 2017 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2018, 2017 and 2016, together with the report thereon of KPMG LLP dated February 28, 2019, included in our 2018 Annual Report are incorporated herein by reference.

The 2018 and 2017 unaudited Selected Quarterly Financial Data appearing in our 2018 Annual Report is incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our 2018 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of KPMG LLP dated February 28, 2019, and each is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

This part of Form 10-K, which includes Items 10 through 14, is omitted because we will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of our most recently ended fiscal year, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. Our consolidated financial statements are incorporated by reference from our 2018 Annual Report.

(2)	Financial Statement Schedules. The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The following exhibits are submitted with this Annual Report on Form 10-K or, where indicated, incorporated by reference to other filings.

INDEX TO EXHIBITS

3.1	Composite Articles of Incorporation of Watsco, Inc. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

3.2	Watsco, Inc. Second Amended and Restated Bylaws effective August 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 5, 2016 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference). (P)

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference). (P)

10.1(a)	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference). *

10.1(b)	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). *

10.1(c)	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). *

10.1(d)	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.1(e)	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference). *

10.1(f)	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference). *

10.1(g)	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). *

10.1(h)	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). *

10.1(i)	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference). *

10.1(j)	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference). *

10.1(k)	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference). *

10.1(l)	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference). *

10.1(m)	Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference). *

10.1(n)	Thirteenth Amendment dated January 1, 2012 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference). *

10.1(o)	Fourteenth Amendment dated January 1, 2013 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference). *

10.1(p)	Fifteenth Amendment dated January 1, 2014 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference). *

10.1(q)	Sixteenth Amendment dated January 1, 2015 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference). *

10.1(r)	Seventeenth Amendment dated January 1, 2016 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference). *

10.1(s)	Eighteenth Amendment dated January 1, 2017 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference). *

10.1(t)	Nineteenth Amendment dated January 1, 2018 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference). *

10.2	Watsco, Inc. Amended and Restated 2001 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2009 Annual Meeting of Shareholders and incorporated herein by reference). *

10.3	Watsco, Inc. 2014 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2014 Annual Meeting of Shareholders and incorporated herein by reference). *

10.4	Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated April 18, 2011 (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2011 Annual Meeting of Shareholders and incorporated herein by reference). *

10.5	Credit Agreement dated as of December 5, 2018, by and among Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Mexico, S. de R.L. de C.V., as Borrowers, the Other Lenders From Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and Branch Banking and Trust Company, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents (filed as Exhibit 10.1 to the Current Report on Form 8-K on December 11, 2018 and incorporated herein by reference).

10.6	Operating Agreement of Carrier Enterprise, LLC (Amended and Restated), dated as of July 1, 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.7	Operating Agreement of Carrier Enterprise Northeast, LLC, dated as of April 30, 2011 (filed as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.8	Carrier Enterprise Canada (G.P.), Inc. Shareholders’ Agreement dated as of April 27, 2012 (filed as Exhibit 10.2 to the Current Report on Form 8-K on May 3, 2012 and incorporated herein by reference).

13	2018 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of this Form 10-K, the 2018 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

21.1	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Senior Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document. #

101.SCH	XBRL Taxonomy Extension Schema Document. #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. #

#	filed herewith.
+	furnished herewith.
*	Management contract or compensation plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 28, 2019	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, Chief Executive Officer

February 28, 2019	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ALBERT H. NAHMAD Albert H. Nahmad	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 28, 2019

/S/ ANA M. MENENDEZ Ana M. Menendez	Chief Financial Officer (principal accounting officer and principal financial officer)	February 28, 2019

/S/ CESAR L. ALVAREZ Cesar L. Alvarez	Director	February 28, 2019

/S/ J. MICHAEL CUSTER J. Michael Custer	Director	February 28, 2019

/S/ DENISE DICKINS Denise Dickins	Director	February 28, 2019

/S/ BRIAN E. KEELEY Brian E. Keeley	Director	February 28, 2019

/S/ BOB L. MOSS Bob L. Moss	Director	February 28, 2019

/S/ AARON J. NAHMAD Aaron J. Nahmad	Director and President	February 28, 2019

/S/ STEVEN RUBIN Steven Rubin	Director	February 28, 2019

/S/ GEORGE P. SAPE George P. Sape	Director	February 28, 2019