Form 10-Q
period 2019-03-31
WATSCO INC
filed 2019-05-09
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.50 par value	WSO	New York Stock Exchange
Class B common stock, $0.50 par value	WSOB	New York Stock Exchange

The registrant’s common stock outstanding as of May 6, 2019 comprised (i) 32,228,694 shares of Common stock, $0.50 par value per share, excluding 4,823,988 treasury shares, and (ii) 5,420,019 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 24

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarters Ended March 31,
	2019	2018
Revenues	$931,278	$926,577
Cost of sales	697,518	695,744

Gross profit	233,760	230,833
Selling, general and administrative expenses	180,072	178,534
Other income	1,444	1,638

Operating income	55,132	53,937
Interest expense, net	776	565

Income before income taxes	54,356	53,372
Income taxes	10,552	10,995

Net income	43,804	42,377
Less: net income attributable to non-controlling interest	8,767	8,158

Net income attributable to Watsco, Inc.	$35,037	$34,219

Earnings per share for Common and Class B common stock:
Basic	$0.88	$0.89

Diluted	$0.88	$0.89

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 24

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarters Ended March 31,
	2019	2018
Net income	$43,804	$42,377
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	5,005	(6,645)
Unrealized (loss) gain on cash flow hedging instruments arising during the period	(536)	151
Reclassification of (gain) loss on cash flow hedging instruments into earnings	(274)	753

Other comprehensive income (loss)	4,195	(5,741)

Comprehensive income	47,999	36,636
Less: comprehensive income attributable to non-controlling interest	10,179	6,066

Comprehensive income attributable to Watsco, Inc.	$37,820	$30,570

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 24

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,273	$82,894
Accounts receivable, net	504,719	501,908
Inventories	893,640	837,129
Other current assets	14,752	19,875

Total current assets	1,490,384	1,441,806
Property and equipment, net	93,176	91,046
Operating lease right-of-use assets	183,326	—
Goodwill	393,504	391,998
Intangible assets, net	148,797	147,851
Other assets	89,756	88,332

	$2,398,943	$2,161,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$58,506	$246
Short-term borrowings	2,340	—
Accounts payable	278,634	200,229
Accrued expenses and other current liabilities	130,293	157,091

Total current liabilities	469,773	357,566

Long-term obligations:
Borrowings under revolving credit agreement	137,500	135,200
Operating lease liabilities, net of current portion	124,485	—
Other long-term obligations, net of current portion	1,749	552

Total long-term obligations	263,734	135,752

Deferred income taxes and other liabilities	66,181	66,002

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,498	18,476
Class B common stock, $0.50 par value	2,723	2,691
Preferred stock, $0.50 par value	—	—
Paid-in capital	841,575	832,121
Accumulated other comprehensive loss, net of tax	(43,185)	(45,968)
Retained earnings	603,041	627,969
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,335,212	1,347,849
Non-controlling interest	264,043	253,864

Total shareholders’ equity	1,599,255	1,601,713

	$2,398,943	$2,161,033

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 24

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2018	37,461,643	$21,167	$832,121	$(45,968)	$627,969	$(87,440)	$253,864	$1,601,713
Net income					35,037		8,767	43,804
Other comprehensive income				2,783			1,412	4,195
Issuances of non-vested restricted shares of common stock	77,049	39	(39)					—
Forfeitures of non-vested restricted shares of common stock	(5,000)	(3)	3					—
Common stock contribution to 401(k) plan	30,715	15	4,259					4,274
Stock issuances from exercise of stock options and employee stock purchase plan	8,925	4	1,121					1,125
Retirement of common stock	(2,985)	(1)	(427)					(428)
Share-based compensation			4,537					4,537
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(59,965)			(59,965)

Balance at March 31, 2019	37,570,347	$21,221	$841,575	$(43,185)	$603,041	$(87,440)	$264,043	$1,599,255

Continued on next page.

6 of 24

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2017	37,228,715	$21,050	$804,008	$(34,221)	$594,556	$(87,440)	$253,024	$1,550,977
Cumulative-effect adjustment				301	(301)			—
Net income					34,219		8,158	42,377
Other comprehensive loss				(3,649)			(2,092)	(5,741)
Issuances of non-vested restricted shares of common stock	91,609	46	(46)					—
Forfeitures of non-vested restricted shares of common stock	(3,000)	(2)	2					—
Common stock contribution to 401(k) plan	17,318	9	2,936					2,945
Stock issuances from exercise of stock options and employee stock purchase plan	37,130	19	4,322					4,341
Retirement of common stock	(5,041)	(3)	(911)					(914)
Share-based compensation			4,400					4,400
Cash dividends declared and paid on Common and Class B common stock, $1.25 per share					(46,581)			(46,581)
Distributions to non-controlling interest							(2,178)	(2,178)

Balance at March 31, 2018	37,366,731	$21,119	$814,711	$(37,569)	$581,893	$(87,440)	$256,912	$1,549,626

See accompanying notes to consolidated financial statements.

7 of 24

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarters Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$43,804	$42,377
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Depreciation and amortization	5,768	5,538
Non-cash contribution to 401(k) plan	4,274	2,945
Share-based compensation	3,849	3,590
Provision for doubtful accounts	1,406	898
Other income from investment in unconsolidated entity	(1,444)	(1,638)
Other, net	(221)	431
Changes in operating assets and liabilities:
Accounts receivable	(2,329)	(10,059)
Inventories	(55,560)	(49,937)
Accounts payable and other liabilities	55,350	(36,649)
Other, net	(1,961)	890

Net cash provided by (used in) operating activities	52,936	(41,614)

Cash flows from investing activities:
Capital expenditures	(4,132)	(3,494)
Proceeds from sale of property and equipment	29	62

Net cash used in investing activities	(4,103)	(3,432)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(59,965)	(46,581)
Repurchases of common stock to satisfy employee withholding tax obligations	(428)	—
Net repayments of long-term obligations	(230)	(60)
Distributions to non-controlling interest	—	(2,178)
Net proceeds from issuances of common stock	1,127	2,958
Net proceeds under revolving credit agreement	2,300	69,200
Proceeds from short-term borrowings	2,340	—

Net cash (used in) provided by financing activities	(54,856)	23,339

Effect of foreign exchange rate changes on cash and cash equivalents	402	(716)

Net decrease in cash and cash equivalents	(5,621)	(22,423)
Cash and cash equivalents at beginning of period	82,894	80,496

Cash and cash equivalents at end of period	$77,273	$58,073

See accompanying notes to condensed consolidated unaudited financial statements.

8 of 24

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2019

(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying March 31, 2019 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.

Use of Estimates

The preparation of condensed consolidated unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses for the reporting period. Significant estimates include valuation reserves for accounts receivable, inventories and income taxes, reserves related to loss contingencies and the valuation of goodwill, indefinite lived intangible assets and long-lived assets. While we believe that these estimates are reasonable, actual results could differ from such estimates.

Recently Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for leases, which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. In July 2018, the FASB issued updated guidance that provides an additional transition method of adoption that allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of this standard and its related amendments (collectively, the “New Lease Standard”) on January 1, 2019, did not result in the recognition of a cumulative adjustment to opening retained earnings under the additional transition method, nor did it have a significant impact on our consolidated statements of income or cash flows. See Note 2.

Recently Issued Accounting Standards Not Yet Adopted

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

9 of 24

2.	LEASES

Adoption of New Lease Standard

We adopted the New Lease Standard on January 1, 2019 using the additional transition method described in Note 1 to these condensed consolidated unaudited financial statements. The New Lease Standard had a material impact on our consolidated balance sheet due to the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged. Results for reporting periods beginning on and after January 1, 2019 are presented under the New Lease Standard, while prior period results have not been adjusted and continue to be reported under the accounting standards in effect for those periods.

Practical Expedients

We elected the package of practical expedients not to reassess 1) whether existing contracts contain embedded leases, 2) lease classification for existing leases and 3) whether initial direct costs for existing leases would qualify for capitalization under the New Lease Standard. We also elected the practical expedients related to short-term leases and separating lease components from non-lease components for all underlying asset classes.

Operating and Finance Leases

We have operating leases for real property, vehicles and equipment and finance leases primarily for vehicles. Operating leases are included in operating lease right-of-use assets, current portion of long-term obligations, and operating lease liabilities in our consolidated balance sheet. Finance leases are not considered significant to our consolidated balance sheet or consolidated statement of income. Finance lease ROU assets at March 31, 2019 of $2,783 are included in property and equipment, net in our consolidated balance sheet. Finance lease liabilities at March 31, 2019 of $2,882 are included in current portion of long-term obligations and other long-term obligations, net of current portion in our consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement dates of the respective leases in determining the present value of the applicable lease payments.

Operating lease ROU assets also include any lease pre-payments made and exclude lease incentives. Certain of our leases include variable payments, which are excluded from lease ROU assets and lease liabilities, and are expensed as incurred. Our leases have remaining lease terms of 1-9 years, some of which include options to extend the leases for up to five years. The exercise of lease renewal options is at our sole discretion and our lease ROU assets and liabilities reflect only the options we are reasonably certain that we will exercise. Certain real property lease agreements have lease and non-lease components, which are generally accounted for as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease payments for short-term leases, which are 12 months or less without a purchase option that is likely to be exercised, are recognized as lease cost on a straight-line basis over the lease term.

The components of operating lease expense were as follows:

Quarter ended March 31,	2019
Lease cost	$17,776
Short-term lease cost	2,173
Variable lease cost	843
Sublease income	(49)

Total operating lease cost	$20,743

10 of 24

Supplemental balance sheet information related to operating leases were as follows:

March 31,	2019
ROU assets	$183,326

Current portion of long-term obligations	$57,373
Operating lease liabilities	124,485

Total operating lease liabilities	$181,858

Weighted Average Remaining Lease Term (in years)	3.7 years
Weighted Average Discount Rate	4.56%

Supplemental cash flow information related to operating leases were as follows:

Quarter Ended March 31,	2019
Operating cash flows for the measurement of operating lease liabilities	$17,393
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$198,976

At March 31, 2019, maturities of operating lease liabilities over each of the next five years and thereafter were as follows:

2019, excluding the quarter ended March 31, 2019	$49,782
2020	54,414
2021	41,900
2022	28,251
2023	15,745
Thereafter	8,503

Total lease payments	198,595
Less imputed interest	16,737

Total lease liability	$181,858

At March 31, 2019, we had additional operating leases, primarily for real property, that had not yet commenced. Such leases had estimated future minimum rental commitments of approximately $14,000. These operating leases are expected to commence in 2019 with lease terms of 5-11 years. These undiscounted amounts are not included in the table above.

Prior to the adoption of the New Lease Standard, rental commitments on an undiscounted basis were approximately $219,300 at December 31, 2018 under non-cancelable operating leases and were payable as follows: $70,400 in 2019, $55,100 in 2020, $41,300 in 2021, $28,500 in 2022, $15,700 in 2023 and $8,300 thereafter.

11 of 24

3.	REVENUES

Disaggregation of Revenues

The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

Quarters Ended March 31,	2019	2018
Primary Geographical Regions:
United States	$806,511	$809,502
Canada	59,256	52,360
Latin America and the Caribbean	65,511	64,715

	$931,278	$926,577

Major Product Lines:
HVAC equipment	67%	66%
Other HVAC products	29%	29%
Commercial refrigeration products	4%	5%

	100%	100%

4.	EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

Quarters Ended March 31,	2019	2018
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$35,037	$34,219
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	4,924	3,775

Earnings allocated to Watsco, Inc. shareholders	$30,113	$30,444

Weighted-average common shares outstanding – Basic	34,388,117	34,254,331

Basic earnings per share for Common and Class B common stock	$0.88	$0.89
Allocation of earnings for Basic:
Common stock	$27,856	$28,134
Class B common stock	2,257	2,310

	$30,113	$30,444

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$35,037	$34,219
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	4,924	3,775

Earnings allocated to Watsco, Inc. shareholders	$30,113	$30,444

Weighted-average common shares outstanding – Basic	34,388,117	34,254,331
Effect of dilutive stock options	14,485	65,779

Weighted-average common shares outstanding – Diluted	34,402,602	34,320,110

Diluted earnings per share for Common and Class B common stock	$0.88	$0.89

Anti-dilutive stock options not included above	322,584	9,228

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At March 31, 2019 and 2018, our outstanding Class B common stock was convertible into 2,820,291 and 2,599,496 shares of our Common stock, respectively.

12 of 24

5.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized (losses) gains on cash flow hedging instruments. The tax effects allocated to each component of other comprehensive income (loss) were as follows:

Quarters Ended March 31,	2019	2018
Foreign currency translation adjustment	$5,005	$(6,645)

Unrealized (loss) gain on cash flow hedging instruments	(735)	207
Income tax benefit (expense)	199	(56)

Unrealized (loss) gain on cash flow hedging instruments, net of tax	(536)	151

Reclassification of (gain) loss on cash flow hedging instruments into earnings	(375)	1,031
Income tax expense (benefit)	101	(278)

Reclassification of (gain) loss on cash flow hedging instruments into earnings, net of tax	(274)	753

Other comprehensive income (loss)	$4,195	$(5,741)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Quarters Ended March 31,	2019	2018
Foreign currency translation adjustment:
Beginning balance	$(46,604)	$(33,499)
Current period other comprehensive income (loss)	3,269	(4,191)

Ending balance	(43,335)	(37,690)

Cash flow hedging instruments:
Beginning balance	636	(421)
Current period other comprehensive (loss) gain	(322)	91
Reclassification adjustment	(164)	451

Ending balance	150	121

Available-for-sale securities:
Beginning balance	—	(301)
Cumulative-effect adjustment to retained earnings	—	301
Current period other comprehensive income	—	—

Ending balance	—	—

Accumulated other comprehensive loss, net of tax	$(43,185)	$(37,569)

6.	DEBT

We maintain an unsecured, $500,000 syndicated multicurrency revolving credit agreement, which we use to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. The credit facility has a seasonal component from October 1 to March 31, during which the borrowing capacity may be reduced to $400,000 at our discretion (which would effectively reduce fees payable in respect of the unused portion of the commitment). Included in the credit facility are a $100,000 swingline subfacility, a $10,000 letter of credit subfacility, a $75,000 alternative currency borrowing sublimit and an $8,000 Mexican borrowing sublimit. The credit agreement matures on December 5, 2023.

At March 31, 2019 and December 31, 2018, $137,500 and $135,200, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2019.

13 of 24

At March 31, 2019, $2,340 of short-term borrowings were outstanding under a credit line established by our Mexican subsidiary. This line of credit has a one-year term, maturing on June 12, 2019, is non-committed and provides for borrowings of up to approximately $3,900 (MXN 75,000) for general corporate purposes. No short-term borrowings were outstanding under this credit line at December 31, 2018.

7.	DERIVATIVES

We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.

Cash Flow Hedging Instruments

We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. Accordingly, at March 31, 2019, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at March 31, 2019 was $44,100, and such contracts have varying terms expiring through December 2019.

The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

Quarters Ended March 31,	2019	2018
(Loss) gain recorded in accumulated other comprehensive loss	$(735)	$207
(Gain) loss reclassified from accumulated other comprehensive loss into earnings	$(375)	$1,031

At March 31, 2019, we expected an estimated $340 pre-tax gain to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

Derivatives Not Designated as Hedging Instruments

We have also entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at March 31, 2019 was $9,060, and such contracts have varying terms expiring through July 2019.

We recognized losses of $113 and $371 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2019 and 2018, respectively.

The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 8.

	Asset Derivatives		Liability Derivatives
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments	$371	$1,262	$104	$3
Derivatives not designated as hedging instruments	46	58	4	11

Total derivative instruments	$417	$1,320	$108	$14

14 of 24

8.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at March 31, 2019 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$417	$—	$417	$—
Equity securities	Other assets	$281	$281	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$108	$—	$108	$—

		Total	Fair Value Measurements at December 31, 2018 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$1,320	$—	$1,320	$—
Equity securities	Other assets	$279	$279	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$14	$—	$14	$—

The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:

Equity securities – these investments are exchange-traded equity securities. Fair values for these investments are based on closing stock prices from active markets and are therefore classified within Level 1 of the fair value hierarchy.

Derivative financial instruments – these derivatives are foreign currency forward and option contracts. See Note 7. Fair value is based on observable market inputs, such as forward rates in active markets; therefore, we classify these derivatives within Level 2 of the valuation hierarchy.

There were no transfers in or out of Level 1 and Level 2 during the quarter ended March 31, 2019.

9.	SHAREHOLDERS’ EQUITY

Common Stock Dividends

We paid cash dividends of $1.60 and $1.25 per share of Common stock and Class B common stock during the quarters ended March 31, 2019 and 2018, respectively.

Non-Vested Restricted Stock

During the quarter ended March 31, 2019, 2,985 shares of Common and Class B common stock with an aggregate fair market value of $428 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.

Exercise of Stock Options

Cash received from Common stock issued as a result of stock options exercised during the quarters ended March 31, 2019 and 2018 was $717 and $2,612, respectively. During the quarter ended March 31, 2018, 5,041 shares of Common stock with an aggregate fair market value of $914 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended March 31, 2019 and 2018, we received net proceeds of $410 and $346, respectively, for shares of Common stock issued under our employee stock purchase plan.

15 of 24

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $2,586 and $2,311 at March 31, 2019 and December 31, 2018, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

11.	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 61% and 62% of all inventory purchases made during the quarters ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, approximately $101,000 and $71,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2019 and 2018 included approximately $21,000 and $16,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length basis in the ordinary course of business.

A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel and receives customary fees for legal services. During the quarters ended March 31, 2019 and 2018, we paid this firm $0 and $4, respectively, for services performed, and no amount was payable at both March 31, 2019 and December 31, 2018.

A member of our Board of Directors is the Chairman and Chief Executive Officer of Moss & Associates LLC, which served as general contractor for the remodeling of our Miami headquarters that was completed in 2018. We paid Moss & Associates LLC $53 for construction services performed during the quarter ended March 31, 2018.

12.	SUBSEQUENT EVENTS

On April 2, 2019, one of our wholly owned subsidiaries acquired certain assets and assumed certain liabilities of Dunphey & Associates Supply Co., Inc., a distributor of air conditioning and heating products operating from seven locations in New Jersey, New York and Connecticut. The purchase price was composed of cash consideration of $16,781 and the issuance of 50,952 shares of Common stock having a fair value of $7,450.

Effective April 22, 2019, our first joint venture with Carrier, Carrier Enterprise I acquired an additional 1.8% ownership interest in Russell Sigler, Inc. (“RSI”) for cash consideration of $4,940, of which we contributed $3,952 and Carrier contributed $988. This acquisition increased Carrier Enterprise I’s ownership interest in RSI to 38.1%.

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

16 of 24

•	general economic conditions, both in the United States and in the international markets we serve;

•	competitive factors within the HVAC/R industry;

•	effects of supplier concentration;

•	fluctuations in certain commodity costs;

•	consumer spending;

•	consumer debt levels;

•	new housing starts and completions;

•	capital spending in the commercial construction market;

•	access to liquidity needed for operations;

•	seasonal nature of product sales;

•	weather patterns and conditions;

•	insurance coverage risks;

•	federal, state, and local regulations impacting our industry and products;

•	prevailing interest rates;

•	foreign currency exchange rate fluctuations;

•	international political risk;

•	cybersecurity risk; and

•	the continued viability of our business strategy.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding other important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see the discussion included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

The following information should be read in conjunction with the condensed consolidated unaudited financial statements, including the notes thereto, included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At March 31, 2019, we operated from 575 locations in 37 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

Revenues primarily consist of sales of air conditioning, heating, and refrigeration equipment, and related parts and supplies. Selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions, and marketing expenses that are variable and correlate to changes in sales. Other significant selling, general and administrative expenses relate to the operation of warehouse facilities, including a fleet of trucks and forklifts, and facility rent, a majority of which facilities we operate under non-cancelable operating leases.

Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.

17 of 24

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

In 2011, we formed a second joint venture with Carrier and completed two additional transactions. In April 2011, Carrier contributed 28 of its company-owned locations in the Northeast U.S., and we contributed 14 locations in the Northeast U.S. In July 2011, we purchased Carrier’s distribution operations in Mexico, which included seven locations. Collectively, the Northeast locations and the Mexico operations are referred to as Carrier Enterprise II. We have an 80% controlling interest in Carrier Enterprise II, and Carrier has a 20% non-controlling interest.

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

Our critical accounting policies are included in our 2018 Annual Report on Form 10-K, as filed with the SEC on February 28, 2019. We believe that there have been no significant changes during the quarter ended March 31, 2019 to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted and to be adopted accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters ended March 31, 2019 and 2018:

	2019	2018
Revenues	100.0%	100.0%
Cost of sales	74.9	75.1

Gross profit	25.1	24.9
Selling, general and administrative expenses	19.3	19.3
Other income	0.2	0.2

Operating income	5.9	5.8
Interest expense, net	0.1	0.1

Income before income taxes	5.8	5.8
Income taxes	1.1	1.2

Net income	4.7	4.6
Less: net income attributable to non-controlling interest	0.9	0.9

Net income attributable to Watsco, Inc.	3.8%	3.7%

Note: Due to rounding, percentages may not add up to 100.

18 of 24

The following narratives reflect our acquisition of Alert Labs, Inc. in August 2018, our acquisition of an HVAC distributor in November 2018 and the purchase of an additional 1.4% ownership interest in Russell Sigler, Inc. (“RSI”) in June 2018. We did not acquire any businesses during the quarter ended March 31, 2019.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, unless they are within close geographical proximity to existing locations, during the immediately preceding 12 months. At March 31, 2019 and 2018, 9 and 5 locations opened, respectively, were near existing locations and were therefore included in “same-store basis” information.

The table below summarizes the changes in our locations for the 12 months ended March 31, 2018:

Number of Locations
March 31, 2018	563
Opened	10
Acquired	3
Closed	(5)

December 31, 2018	571
Opened	6
Closed	(2)

March 31, 2019	575

Revenues

Revenues for the first quarter of 2019 increased $4.7 million, or 1%, including $4.1 million from locations opened and acquired during the preceding 12 months, offset by $2.7 million from locations closed. On a same-store basis, revenues increased $3.3 million, as compared to the same period in 2018, reflecting a 2% increase in sales of HVAC equipment (67% of sales), a 2% decrease in sales of other HVAC products (29% of sales) and a 4% decrease in sales of commercial refrigeration products (4% of sales). For HVAC equipment, the increase in revenues was primarily due to realization of price increases and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, resulting in a 2% increase in the average selling price, partially offset by a 1% decrease in volume.

Gross Profit

Gross profit for the first quarter of 2019 increased $2.9 million, or 1%, primarily as a result of increased revenues. Gross profit margin for the quarter ended March 31, 2019 improved 20 basis-points to 25.1% versus 24.9%, primarily due to an improvement in selling margins for HVAC equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2019 increased $1.5 million, or 1%, primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2019 remained consistent at 19.3% as compared to the same period in 2018. On a same-store basis, selling, general and administrative expenses were flat as compared to the same period in 2018 and declined 10 basis-points to 19.2% as a percent of revenues.

Other Income

Other income of $1.4 million and $1.6 million for the first quarters of 2019 and 2018, respectively, represents our share of the net income of RSI.

Interest Expense, Net

Interest expense, net, for the first quarter of 2019 increased $0.2 million, or 37%, primarily as a result of an increase in average outstanding borrowings, partially offset by a lower effective interest rate for the 2019 period, in each case under our revolving credit facility, as compared to the same period in 2018.

Income Taxes

Income taxes decreased to $10.6 million for the first quarter of 2019, as compared to $11.0 million for the first quarter of 2018 and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings. The effective income tax rates attributable to us were 22.7% and 23.8% for the quarters ended March 31, 2019 and 2018, respectively. The decrease was primarily due to higher share-based payment deductions in the first quarter of 2019 as compared to the same period in 2018.

19 of 24

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended March 31, 2019 increased $0.8 million, or 2%, compared to the same period in 2018. The increase was primarily driven by higher revenues, expanded profit margins, and lower income taxes, as discussed above.

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

Sources and Uses of Cash

We rely on cash flows from operations and borrowing capacity under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes, including dividend payments (to the extent declared by our Board of Directors), capital expenditures, business acquisitions, and development of our long-term operating and technology strategies. Additionally, we may also generate cash through the issuance and sale of our Common stock.

As of March 31, 2019, we had $77.3 million of cash and cash equivalents, of which $67.2 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.

We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement are sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

Our access to funds under our revolving credit agreement depends on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on LIBOR, which is one of the base rates under our revolving credit agreement. LIBOR is the subject of recent proposals for reform that currently provide for the phase-out of LIBOR by 2021. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our debt, as it is currently anticipated that LIBOR will be replaced by lenders with an alternative rate, which may exceed what would have been the comparable LIBOR rate. Disruptions in the credit and capital markets, including a transition away from LIBOR, could also result in increased borrowing costs and/or reduced borrowing capacity under our revolving credit agreement.

Working Capital

Working capital decreased to $1,020.6 million at March 31, 2019 from $1,084.2 million at December 31, 2018. The decrease is primarily related to the current portion of lease liabilities recognized as current liabilities as a result of the adoption of the New Lease Standard on January 1, 2019.

20 of 24

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2019 and 2018 (in millions):

	2019	2018	Change
Cash flows provided by (used in) operating activities	$52.9	$(41.6)	$94.5
Cash flows used in investing activities	$(4.1)	$(3.4)	$(0.7)
Cash flows (used in) provided by financing activities	$(54.9)	$23.3	$(78.2)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

The increase in net cash provided by operating activities was primarily due to the comparative timing of payments for accrued expenses and other current liabilities in 2019 versus 2018.

Investing Activities

Net cash used in investing activities was higher due to an increase in capital expenditures in 2019.

Financing Activities

The increase in net cash used in financing activities was primarily attributable to lower borrowing requirements and an increase in dividends paid in 2019.

Revolving Credit Agreement

We maintain an unsecured, $500.0 million syndicated multicurrency revolving credit agreement, which we use to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. The credit facility has a seasonal component from October 1 to March 31, during which the borrowing capacity may be reduced to $400.0 million at our discretion (which would effectively reduce fees payable in respect of the unused portion of the commitment). Included in the credit facility are a $100.0 million swingline subfacility, a $10.0 million letter of credit subfacility, a $75.0 million alternative currency borrowing sublimit and an $8.0 million Mexican borrowing sublimit. The credit agreement matures on December 5, 2023.

At March 31, 2019 and December 31, 2018, $137.5 million and $135.2 million, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2019.

Additionally, at March 31, 2019, $2.3 million of short-term borrowings were outstanding under a credit line established by our Mexican subsidiary. This line of credit has a one-year term, maturing on June 12, 2019, is non-committed and provides for borrowings of up to approximately $3.9 million (MXN 75.0 million) for general corporate purposes. No short-term borrowings were outstanding under this credit line at December 31, 2018.

Investment in Unconsolidated Entity

On June 21, 2017, Carrier Enterprise I acquired a 34.9% ownership interest in RSI, an HVAC distributor operating from 30 locations in the Western U.S. for cash consideration of $63.6 million, of which we contributed $50.9 million, and Carrier contributed $12.7 million. Effective June 29, 2018, Carrier Enterprise I acquired an additional 1.4% ownership interest in RSI, which increased Carrier Enterprise I’s ownership interest in RSI to 36.3%. Total cash consideration of $3.8 million was paid on July 5, 2018, of which we contributed $3.0 million and Carrier contributed $0.8 million. Effective April 22, 2019, Carrier Enterprise I acquired an additional 1.8% ownership interest in RSI, which increased Carrier Enterprise I’s ownership interest in RSI to 38.1% for cash consideration of $4.9 million, of which we contributed $3.9 million and Carrier contributed $1.0 million.

Carrier Enterprise I is a party to a shareholders agreement (the “Shareholders Agreement”) with RSI and its shareholders. Pursuant to the Shareholders Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. At March 31, 2019, the estimated purchase amount we would be contingently liable for was approximately $142.0 million. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement will be sufficient to purchase any additional ownership interests in RSI.

21 of 24

Acquisitions

On April 2, 2019, one of our wholly owned subsidiaries acquired certain assets and assumed certain liabilities of Dunphey & Associates Supply Co., Inc., a distributor of air conditioning and heating products operating from seven locations in New Jersey, New York and Connecticut. The purchase price was composed of cash consideration of $16.8 million and the issuance of 50,952 shares of Common stock having a fair value of $7.5 million.

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

Common Stock Dividends

We paid cash dividends of $1.60 and $1.25 per share of Common stock and Class B common stock during the quarters ended March 31, 2019 and 2018, respectively. On April 1, 2019, our Board of Directors declared a regular quarterly cash dividend of $1.60 per share of Common and Class B common stock that was paid on April 30, 2019 to shareholders of record as of April 15, 2019. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At March 31, 2019, there were 1,129,087 shares remaining authorized for repurchase under the program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 10 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

22 of 24

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended March 31, 2019 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 12, 2019, we issued 30,715 shares of our Common stock to our Profit Sharing Retirement Plan & Trusts (the “Plans”) representing the employer match under the Plans for the plan year ended December 31, 2018, without registration. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof. The Plans are profit sharing retirement plans that are qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Plans are held in a single trust fund for the benefit of our employees, and no Plan holds assets for the benefit of the employees of any other employer. All of the contributions to the Plans from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plans as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

10.1 #	Twentieth Amendment dated January 1, 2019 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document.

101.SCH #	XBRL Taxonomy Extension Schema Document.

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.

23 of 24

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 9, 2019	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

24 of 24