Form 10-Q
period 2019-06-30
WATSCO INC
filed 2019-08-08
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended
June 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
The registrant’s common stock outstanding as of August 5, 2019 comprised (i)
32,613,520
shares of Common stock, $0.50 par value per share, excluding 4,823,988 treasury shares and (ii)
5,446,199
shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 26

PART I. FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$1,371,854	$1,332,743	$2,303,132	$2,259,320
Cost of sales	1,043,870	1,011,977	1,741,388	1,707,721

Gross profit	327,984	320,766	561,744	551,599
Selling, general and administrative expenses	196,549	186,577	376,621	365,111
Other income	2,965	3,157	4,409	4,795

Operating income	134,400	137,346	189,532	191,283
Interest expense, net	1,212	763	1,988	1,328

Income before income taxes	133,188	136,583	187,544	189,955
Income taxes	25,278	28,319	35,830	39,314

Net income	107,910	108,264	151,714	150,641
Less: net income attributable to non-controlling interest	17,755	18,307	26,522	26,465

Net income attributable to Watsco, Inc.	$90,155	$89,957	$125,192	$124,176

Earnings per share for Common and Class B common stock:
Basic	$2.40	$2.41	$3.34	$3.33

Diluted	$2.40	$2.40	$3.34	$3.32

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$107,910	$108,264	$151,714	$150,641
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	5,297	(5,046)	10,302	(11,691)
Unrealized (loss) gain on cash flow hedging instruments	(517)	380	(1,053)	531
Reclassification of (gain) loss on cash flow hedging instruments into earnings	(128)	105	(402)	858

Other comprehensive income (loss)	4,652	(4,561)	8,847	(10,302)

Comprehensive income	112,562	103,703	160,561	140,339
Less: comprehensive income attributable to non-controlling interest	19,368	16,636	29,547	22,702

Comprehensive income attributable to Watsco, Inc.	$93,194	$87,067	$131,014	$117,637

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,915	$82,894
Accounts receivable, net	655,418	501,908
Inventories	967,394	837,129
Other current assets	16,367	19,875

Total current assets	1,695,094	1,441,806
Property and equipment, net	95,586	91,046
Operating lease right-of-use assets	190,530	—
Goodwill	398,575	391,998
Intangible assets, net	155,120	147,851
Other assets	97,529	88,332

	$2,632,434	$2,161,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$60,784	$246
Accounts payable	356,062	200,229
Accrued expenses and other current liabilities	163,672	157,091

Total current liabilities	580,518	357,566

Long-term obligations:
Borrowings under revolving credit agreement	219,600	135,200
Operating lease liabilities, net of current portion	129,636	—
Other long-term obligations, net of current portion	1,712	552

Total long-term obligations	350,948	135,752

Deferred income taxes and other liabilities	67,606	66,002

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,531	18,476
Class B common stock, $0.50 par value	2,735	2,691
Preferred stock, $0.50 par value	—	—
Paid-in capital	828,932	832,121
Accumulated other comprehensive loss, net of tax	(40,146)	(45,968)
Retained earnings	632,983	627,969
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,355,595	1,347,849
Non-controlling interest	277,767	253,864

Total shareholders’ equity	1,633,362	1,601,713

	$2,632,434	$2,161,033

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2018	37,461,643	$21,167	$832,121	$(45,968)	$627,969	$(87,440)	$253,864	$1,601,713
Net income					35,037		8,767	43,804
Other comprehensive income				2,783			1,412	4,195
Issuances of non-vested restricted shares of common stock	77,049	39	(39)					—
Forfeitures of non-vested restricted shares of common stock	(5,000)	(3)	3					—
Common stock contribution to 401(k) plan	30,715	15	4,259					4,274
Stock issuances from exercise of stock options and employee stock purchase plan	8,925	4	1,121					1,125
Retirement of common stock	(2,985)	(1)	(427)					(428)
Share-based compensation			4,537					4,537
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(59,965)			(59,965)
Balance at March 31, 2019	37,570,347	$21,221	$841,575	$(43,185)	$603,041	$(87,440)	$264,043	$1,599,255
Net income					90,155		17,755	107,910
Other comprehensive income				3,039			1,613	4,652
Issuances of non-vested restricted shares of common stock	26,354	13	(13)					—
Stock issuances from exercise of stock options and employee stock purchase plan	15,807	9	1,942					1,951
Retirement of common stock	(3,608)	(2)	(553)					(555)
Share-based compensation			4,324					4,324
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(60,213)			(60,213)
Common stock issued for Dunphey & Associates Supply Co., Inc.	50,952	25	7,425					7,450
Investment in unconsolidated entity							988	988
Decrease in non-controlling interest in Carrier Enterprise II			(25,768)				(6,632)	(32,400)
Balance at June 30, 2019	37,659,852	$21,266	$828,932	$(40,146)	$632,983	$(87,440)	$277,767	$1,633,362

Continued on next page.

6 of 26

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2017	37,228,715	$21,050	$804,008	$(34,221)	$594,556	$(87,440)	$253,024	$1,550,977
Cumulative-effect adjustment				301	(301)			—
Net income					34,219		8,158	42,377
Other comprehensive loss				(3,649)			(2,092)	(5,741)
Issuances of non-vested restricted shares of common stock	91,609	46	(46)					—
Forfeitures of non-vested restricted shares of common stock	(3,000)	(2)	2					—
Common stock contribution to 401(k) plan	17,318	9	2,936					2,945
Stock issuances from exercise of stock options and employee stock purchase plan	37,130	19	4,322					4,341
Retirement of common stock	(5,041)	(3)	(911)					(914)
Share-based compensation			4,400					4,400
Cash dividends declared and paid on Common and Class B common stock, $1.25 per share					(46,581)			(46,581)
Distributions to non-controlling interest							(2,178)	(2,178)
Balance at March 31, 2018	37,366,731	$21,119	$814,711	$(37,569)	$581,893	$(87,440)	$256,912	$1,549,626
Net income					89,957		18,307	108,264
Other comprehensive loss				(2,890)			(1,671)	(4,561)
Issuances of non-vested restricted shares of common stock	8,500	4	(4)					—
Forfeitures of non-vested restricted shares of common stock	(5,000)	(2)	2					—
Stock issuances from exercise of stock options and employee stock purchase plan	11,935	6	1,595					1,601
Retirement of common stock	(14,534)	(7)	(2,492)					(2,499)
Share-based compensation			3,747					3,747
Cash dividends declared and paid on Common and Class B common stock, $1.45 per share					(54,184)			(54,184)
Balance at June 30, 2018	37,367,632	$21,120	$817,559	$(40,459)	$617,666	$(87,440)	$273,548	$1,601,994

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$151,714	$150,641
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,656	11,027
Share-based compensation	8,174	7,336
Deferred income tax provision	1,156	1,569
Other income from investment in unconsolidated entity	(4,409)	(4,795)
Other, net	5,644	3,260
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(146,441)	(183,105)
Inventories	(117,591)	(113,831)
Accounts payable and other liabilities	161,685	107,908
Other, net	(3,141)	734

Net cash provided by (used in) operating activities	68,447	(19,256)

Cash flows from investing activities:
Business acquisition, net of cash acquired	(16,761)	—
Capital expenditures	(9,197)	(8,824)
Investment in unconsolidated entity	(4,940)	—
Proceeds from sale of property and equipment	92	86

Net cash used in investing activities	(30,806)	(8,738)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(120,178)	(100,765)
Purchase of additional ownership from non-controlling interest	(32,400)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(983)	(2,213)
Net repayments of long-term obligations	(230)	(121)
Distributions to non-controlling interest	—	(2,178)
Proceeds from short-term borrowings	—	1,510
Proceeds from non-controlling interest for investment in unconsolidated entity	988	—
Net proceeds from issuances of common stock	3,076	4,741
Net proceeds under revolving credit agreement	84,400	119,800

Net cash (used in) provided by financing activities	(65,327)	20,774

Effect of foreign exchange rate changes on cash and cash equivalents	707	(1,276)

Net decrease in cash and cash equivalents	(26,979)	(8,496)
Cash and cash equivalents at beginning of period	82,894	80,496

Cash and cash equivalents at end of period	$55,915	$72,000

Supplemental cash flow information:
Common stock issued for Dunphey & Associates Supply Co., Inc.	$7,450	—

See accompanying notes to condensed consolidated unaudited financial statements.

8 of 26

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2019
(In thousands, except share and per share data)
1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying June 30, 2019 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 Annual Report on Form
10-K.
The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the quarter and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is generally evenly distributed throughout the year, subject to weather and economic conditions, including their effect on the number of housing completions.
Use of Estimates
The preparation of condensed consolidated unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses for the reporting period. Significant estimates include valuation reserves for accounts receivable, inventories and income taxes, reserves related to loss contingencies and the valuation of goodwill, indefinite lived intangible assets and long-lived intangible assets. While we believe that these estimates are reasonable, actual results could differ from such estimates.
Recently Adopted Accounting Standards
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for leases, which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. In July 2018, the FASB issued updated guidance that provides an additional transition method of adoption that allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of this standard and its related amendments (collectively, the “New Lease Standard”) on January 1, 2019 did not result in the recognition of a cumulative adjustment to opening retained earnings under the additional transition method, nor did it have a significant impact on our consolidated statements of income or cash flows. See Note 2.
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

9 of 26

2.	LEASES

Adoption of New Lease Standard
We adopted the New Lease Standard on January 1, 2019 using the additional transition method described in Note 1 to these condensed consolidated unaudited financial statements. Results for reporting periods beginning on and after January 1, 2019 are presented under the New Lease Standard. Prior periods have not been restated. The New Lease Standard had a material impact on our consolidated balance sheet due to the recognition of right-of-use
(“ROU”) assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged.
Practical Expedients
We elected the package of practical expedients which did not require us to reassess (1) whether existing contracts contain embedded leases, (2) the lease classification of existing leases, and (3) whether initial direct costs for existing leases would qualify for capitalization under the New Lease Standard. We also elected the practical expedients related to short-term leases and separating lease components from non-lease components for all underlying asset classes.
Operating and Finance Leases
We have operating leases for real property, vehicles and equipment, and finance leases primarily for vehicles. Operating leases are included in operating lease right-of-use
assets, current portion of long-term obligations, and operating lease liabilities in our consolidated balance sheet. Finance leases are not considered significant to our consolidated balance sheet or consolidated statement of income. Finance lease ROU assets at June 30, 2019 of $2,759 are included in property and equipment, net in our condensed consolidated unaudited balance sheet. Finance lease liabilities at June 30, 2019 of $2,852 are included in current portion of long-term obligations and other long-term obligations, net of current portion in our condensed consolidated unaudited balance sheet.
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
Operating lease ROU assets also include any lease
pre-payments
made and exclude lease incentives. Certain of our leases include variable payments, which are excluded from lease ROU assets and lease liabilities, and are expensed as incurred. Our leases have remaining lease terms of
1-9
years, some of which include options to extend the leases for up to five years. The exercise of lease renewal options is at our sole discretion, and our lease ROU assets and liabilities reflect only the options we are reasonably certain that we will exercise. Certain real property lease agreements have lease and non-lease
components, which are generally accounted for as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease payments for short-term leases, which are 12 months or less without a purchase option that is likely to be exercised, are recognized as lease cost on a straight-line basis over the lease term.
The components of operating lease expense were as follows:

	Quarter ended June 30, 2019	Six months ended June 30, 2019
Lease cost	$17,984	$35,760
Short-term lease cost	2,433	4,609
Variable lease cost	109	315
Sublease income	(32)	(81)

Total operating lease cost	$20,494	$40,603

10 of 26

Supplemental balance sheet information related to operating leases were as follows:

June 30,	2019
ROU assets	$190,530

Current portion of long-term obligations	$59,644
Operating lease liabilities	129,636

Total operating lease liabilities	$189,280

Weighted Average Remaining Lease Term (in years)	3.7 years
Weighted Average Discount Rate	4.53%

Supplemental cash flow information related to operating leases were as follows:

Six Months Ended June 30,	2019
Operating cash flows for the measurement of operating lease liabilities	$35,544
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$222,332

At June 30, 2019, maturities of operating lease liabilities over each of the next five years and thereafter were as follows:

Remainder of 2019	$35,321
2020	60,667
2021	47,995
2022	33,232
2023	19,039
Thereafter	9,921

Total lease payments	206,175
Less imputed interest	16,895

Total lease liability	$189,280

At June 30, 2019, we had additional operating leases, primarily for real property, that had not yet commenced. Such leases had estimated future minimum rental commitments of approximately $17,000. These operating leases are expected to commence in 2019 with lease terms of
5-11
years. These undiscounted amounts are not included in the table above.
Prior to the adoption of the New Lease Standard, rental commitments on an undiscounted basis were approximately $219,300 at December 31, 2018 under non-cancelable
operating leases and were payable as follows: $70,400 in 2019, $55,100 in 2020, $41,300 in 2021, $28,500 in 2022, $15,700 in 2023, and $8,300 thereafter.

11 of 26

3.	REVENUES

Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Primary Geographical Regions:
United States	$1,219,208	$1,181,461	$2,025,719	$1,990,962
Canada	77,751	79,119	137,007	131,479
Latin America and the Caribbean	74,895	72,163	140,406	136,879

	$1,371,854	$1,332,743	$2,303,132	$2,259,320

Major Product Lines:
HVAC equipment	69%	68%	68%	67%
Other HVAC products	28%	28%	28%	29%
Commercial refrigeration products	3%	4%	4%	4%

	100%	100%	100%	100%

4.	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$90,155	$89,957	$125,192	$124,176
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	7,512	7,379	10,355	10,147

Earnings allocated to Watsco, Inc. shareholders	$82,643	$82,578	$114,837	$114,029

Weighted-average common shares outstanding - Basic	34,435,099	34,309,885	34,411,738	34,282,261
Basic earnings per share for Common and Class B common stock	$2.40	$2.41	$3.34	$3.33

Allocation of earnings for Basic:
Common stock	$76,456	$76,321	$106,234	$105,383
Class B common stock	6,187	6,257	8,603	8,646

	$82,643	$82,578	$114,837	$114,029

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$90,155	$89,957	$125,192	$124,176
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	7,511	7,374	10,354	10,144

Earnings allocated to Watsco, Inc. shareholders	$82,644	$82,583	$114,838	$114,032

Weighted-average common shares outstanding - Basic	34,435,099	34,309,885	34,411,738	34,282,261
Effect of dilutive stock options	27,861	69,310	21,210	67,554

Weighted-average common shares outstanding - Diluted	34,462,960	34,379,195	34,432,948	34,349,815

Diluted earnings per share for Common and Class B common stock	$2.40	$2.40	$3.34	$3.32
Anti-dilutive stock options not included above	174,457	40,797	213,270	24,044

12 of 26

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At June 30, 2019 and 2018, our outstanding Class B common stock was convertible into 2,577,858 and 2,599,496
shares of our Common stock, respectively.
5.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive
income
(loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized (losses)
gains
on cash flow hedging instruments.
The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency translation adjustment	$5,297	$(5,046)	$10,302	$(11,691)
Unrealized (loss) gain on cash flow hedging instruments	(709)	520	(1,444)	727
Income tax benefit (expense)	192	(140)	391	(196)

Unrealized (loss) gain on cash flow hedging instruments, net of tax	(517)	380	(1,053)	531

Reclassification of (gain) loss on cash flow hedging instruments into earnings	(176)	144	(551)	1,175
Income tax expense (benefit)	48	(39)	149	(317)

Reclassification of (gain) loss on cash flow hedging instruments into earnings, net of tax	(128)	105	(402)	858
Other comprehensive income (loss)	$4,652	$(4,561)	$8,847	$(10,302)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Six Months Ended June 30,	2019	2018
Foreign currency translation adjustment:
Beginning balance	$(46,604)	$(33,499)
Current period other comprehensive income (loss)	6,695	(7,373)

Ending balance	(39,909)	(40,872)

Cash flow hedging instruments:
Beginning balance	636	(421)
Current period other comprehensive (loss) income	(631)	319
Reclassification adjustment	(242)	515

Ending balance	(237)	413

Equity securities:
Beginning balance	—	(301)
Cumulative-effect adjustment to retained earnings	—	301

Ending balance	—	—

Accumulated other comprehensive loss, net of tax	$(40,146)	$(40,459)

6.	PURCHASE OF OWNERSHIP INTEREST FROM JOINT VENTURE

Effective May 31, 2019, we purchased an additional 20% ownership interest in Homans Associates II LLC (“Homans”) from Carrier Enterprise Northeast, LLC (“Carrier Enterprise II”) for cash consideration of $32,400, which increased our ownership in Homans to 100%. Homans previously operated as a division of Carrier Enterprise II and subsequent to the purchase operates as a stand-alone subsidiary of the Company with 16 locations in the Northeastern U.S.

13 of 26

7.	INVESTMENT IN UNCONSOLIDATED ENTITY
On June 21, 2017, our first joint venture with Carrier, Carrier Enterprise, LLC, which we refer to as Carrier Enterprise I, acquired a 34.9% ownership interest in Russell Sigler, Inc. (“RSI”), an HVAC distributor operating from 30 locations in the Western U.S. We have an 80% controlling interest in Carrier Enterprise I, and Carrier has a 20% non-controlling interest. Carrier Enterprise I acquired its ownership interest in RSI for cash consideration of $63,600, of which we contributed $50,880 and Carrier contributed $12,720. Effective June 29, 2018, Carrier Enterprise I acquired an additional 1.4% ownership interest in RSI, which increased Carrier Enterprise I’s ownership interest in RSI to 36.3% for cash consideration of $3,760 that was paid on July 5, 2018, of which we contributed $3,008 and Carrier contributed $752. Effective April 22, 2019, Carrier Enterprise I acquired an additional 1.8% ownership interest in RSI for cash consideration of $4,940, of which we contributed $3,952 and Carrier contributed $988. This acquisition increased Carrier Enterprise I’s ownership interest in RSI to 38.1%.
Carrier Enterprise I is a party to a shareholders agreement (the “Shareholders Agreement”) with RSI and its shareholders. Pursuant to the Shareholders Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85
% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. Additionally, Carrier Enterprise I has the right to appoint two of RSI’s six board members. Given Carrier Enterprise I’s 38.1% voting equity interest in RSI and its right to appoint two out of RSI’s six board members, this investment in RSI is accounted for under the equity method.
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
The results of operations of this acquisition has been included in the consolidated financial statements from the date of acquisition. The pro forma effect of the acquisition was not deemed significant to the consolidated financial statements.
9.	DERIVATIVES
We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.
Cash Flow Hedging Instruments
We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. Accordingly, at June 30, 2019, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at June 30, 2019 was $43,900, and such contracts have varying terms expiring through
March 2020
.
The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Loss) gain recorded in accumulated other comprehensive loss	$(709)	$520	$(1,444)	$727
(Gain) loss reclassified from accumulated other comprehensive loss into earnings	$(176)	$144	$(551)	$1,175
At June 30, 2019, we expected an estimated $545
pre-tax
loss to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.
Derivatives Not Designated as Hedging Instruments
We have also entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains

14 of 26

and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at June 30, 2019 was $15,160, and such contracts have varying terms expiring through
August 2019
.
We recognized (losses) gains of $(190) and $180 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended June 30, 2019 and 2018, respectively. We recognized losses of $303 and $191 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the six months ended June 30, 2019 and 2018, respectively.
The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 10.

	Asset Derivatives		Liability Derivatives
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments	$11	$1,262	$851	$3
Derivatives not designated as hedging instruments	—	58	164	11

Total derivative instruments	$11	$1,320	$1,015	$14

10.	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at June 30, 2019 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$11	$—	$11	$—
Equity securities	Other assets	$310	$310	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$1,015	$—	$1,015	$—

		Total	Fair Value Measurements at December 31, 2018 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$1,320	$—	$1,320	$—
Equity securities	Other assets	$279	$279	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$14	$—	$14	$—
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
There were no transfers in or out of Level 1 and Level 2 during the six months ended June 30, 2019.

15 of 26

11.	SHAREHOLDERS’ EQUITY
Common Stock Dividends
We paid cash dividends of $1.60, $1.45, $3.20, and $2.70 per share of both Common stock and Class B common stock during the quarters and six months ended June 30, 2019 and 2018, respectively.
Non-Vested
Restricted Stock
During the quarter and six months ended June 30, 2019, 3,608 shares of Common and Class B common stock with an aggregate fair market value of $555, and 6,593 shares of Common and Class B common stock with an aggregate fair market value of $983, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested
restricted stock. These shares were retired upon delivery. During the quarter and six months ended June 30, 2018,
12,924
shares of Common stock with an aggregate fair market value of $
2,213
were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested
restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from Common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2019 and 2018, was $1,526, $1,369, $2,243, and $3,981, respectively.
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
Employee Stock Purchase Plan
During the quarters ended June 30, 2019 and 2018, we received net proceeds of $423 and $414, respectively, for shares of Common stock issued under our employee stock purchase plan. During the six months ended June 30, 2019 and 2018, we received net proceeds of $833 and $760, respectively, for shares of Common stock issued under our employee stock purchase plan.
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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $3,383 and $2,311 at June 30, 2019 and December 31, 2018, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.
13.	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 63% and 64% of all inventory purchases made during the quarters ended June 30, 2019 and 2018, respectively. Purchases from Carrier and its affiliates comprised 62% and 63% of all inventory purchases made during the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, approximately $122,000 and $71,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2019 and 2018 included approximately $23,000, $21,000, $44,000, and $37,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.

16 of 26

A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and six months ended June 30, 2019 and June 30, 2018, we paid this firm $0, $14, $0 and $18 for services performed, respectively, and no amount was payable at June 30, 2019.
A member of our Board of Directors is the Chairman and Chief Executive Officer of Moss & Associates LLC, which served as general contractor for the remodeling of our Miami headquarters that was completed in 2018. We paid Moss & Associates LLC $71 and $124 for construction services performed during the quarters and six months ended June 30, 2018, respectively.

14.	SUBSEQUENT EVENT
On August 1, 2019, Carrier Enterprise I acquired substantially all of the assets and assumed certain of the liabilities of Peirce-Phelps, Inc. (“PPI”), an HVAC distributor operating from 19 locations in Pennsylvania, New Jersey, and Delaware, for $85,000 less certain average revolving indebtedness. Consideration for the net purchase price consisted of $10,000 in cash and 372,543 shares of Common stock having a fair value of $58,638. Carrier contributed cash of $
17,000
 to Carrier Enterprise I in connection with the acquisition of PPI.
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

17 of 26

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
10-K
for the year ended December 31, 2018.
Company Overview
Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At June 30, 2019, we operated from 585 locations in 37 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.
Revenues primarily consist of sales of air conditioning, heating, and refrigeration equipment, and related parts and supplies. Selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions, and marketing expenses that are variable and correlate to changes in sales. Other significant selling, general and administrative expenses relate to the operation of warehouse facilities, including a fleet of trucks and forklifts, and facility rent, a majority of which we operate under non-cancelable
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
non-controlling
interest.
In 2011, we formed a second joint venture with Carrier and completed two additional transactions. In April 2011, Carrier contributed 28 of its company-owned locations in the Northeast U.S., and we contributed 14 locations in the Northeast U.S. In July 2011, we purchased Carrier’s distribution operations in Mexico, which included seven locations. Collectively, the Northeast locations and the Mexico operations are referred to as Carrier Enterprise II. We have an 80% controlling interest in Carrier Enterprise II, and Carrier has a 20%
non-controlling
interest. Effective May 31, 2019, we purchased an additional 20% ownership interest in Homans Associates II LLC (“Homans”) from Carrier Enterprise II, following which we owned 100% of Homans. Homans previously operated as a division of Carrier Enterprise II and now operates as one of our stand-alone-subsidiaries.
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
as filed with the SEC on February 28, 2019. We believe that there have been no significant changes during the quarter ended June 30, 2019 to the critical accounting policies disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2018.

18 of 26

New Accounting Standards
Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form
10-Q
for a discussion of recently adopted and to be adopted accounting standards.
Results of Operations
The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and six months ended June 30, 2019 and 2018:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.1	75.9	75.6	75.6

Gross profit	23.9	24.1	24.4	24.4
Selling, general and administrative expenses	14.3	14.0	16.4	16.2
Other income	0.2	0.2	0.2	0.2

Operating income	9.8	10.3	8.2	8.5
Interest expense, net	0.1	0.1	0.1	0.1

Income before income taxes	9.7	10.2	8.1	8.4
Income taxes	1.8	2.1	1.6	1.7

Net income	7.9	8.1	6.6	6.7
Less: net income attributable to non-controlling interest	1.3	1.4	1.2	1.2

Net income attributable to Watsco, Inc.	6.6%	6.7%	5.4%	5.5%

Note: Due to rounding, percentages may not add up to 100.
The following narratives reflect our acquisition of Dunphey & Associates Supply Co., Inc. in April 2019, Alert Labs Inc. in August 2018, and our acquisition of an HVAC distributor in November 2018 as well as the purchase of an additional 1.8% and 1.4% ownership interest in Russell Sigler, Inc. (“RSI”) in April 2019 and June 2018, respectively, and the purchase of an additional 20% ownership interest in Homans effective May 31, 2019.
In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, unless they are within close geographical proximity to existing locations, during the immediately preceding 12 months. At both June 30, 2019 and 2018, 8 locations opened were near existing locations and were therefore included in “same-store basis” information.
The table below summarizes the changes in our locations for the 12 months ended June 30, 2019:

Number of Locations
June 30, 2018	568
Opened	4
Acquired	3
Closed	(4)

December 31, 2018	571
Opened	11
Acquired	7
Closed	(4)

June 30, 2019	585

Second Quarter of 2019 Compared to Second Quarter of 2018
Revenues
Revenues for the second quarter of 2019 increased $39.1 million, or 3%, including $22.8 million from locations opened and acquired during the preceding 12 months, offset by $3.6 million from locations closed. On a same-store basis, revenues increased $19.9 million, or 1%, as compared to the same period in 2018, reflecting a 3% increase in sales of HVAC equipment (69% of sales), which included a 4% increase in residential HVAC equipment, a 2% decrease in sales of other HVAC products (28% of sales) and a 1% decrease in sales of commercial refrigeration products (3% of sales). For residential HVAC equipment, the increase in revenues was primarily due

19 of 26

to realization of price increases and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, and demand for the replacement of residential HVAC equipment, resulting in a 3% increase in the average selling price and a 1% increase in volume.
Gross Profit
Gross profit for the second quarter of 2019 increased $7.2 million, or 2%, primarily as a result of increased revenues. Gross profit margin for the quarter ended June 30, 2019 declined 20 basis-points to 23.9% versus 24.1% for the same period in 2018, primarily due to a shift in sales mix toward HVAC equipment, which generates a lower gross profit margin than non-equipment
products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2019 increased $10.0 million, or 5%, primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended June 30, 2019 increased to 14.3% versus 14.0% for the same period in 2018. On a same-store basis, selling, general and administrative expenses increased 3% as compared to the same period in 2018. Excluding new locations opened or acquired during the last 12 months, selling, general and administrative expenses increased $4.6 million, or 2%. Selling, general and administrative expenses included $1.5 million of additional costs for 2019 in excess of 2018 for ongoing technology initiatives.
Other Income
Other income of $3.0 million and $3.2 million for the second quarters of 2019 and 2018, respectively, represented our share of the net income of RSI.
Interest Expense, Net
Interest expense, net for the second quarter of 2019 increased $0.4 million, or 59%, primarily as a result of an increase in average outstanding borrowings and a higher effective interest rate for the 2019 period, in each case under our revolving credit facility, as compared to the same period in 2018.
Income Taxes
Income taxes decreased to $25.3 million for the second quarter of 2019, as compared to $28.3 million for the second quarter of 2018 and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings. The effective income tax rates attributable to us were 21.7% and 23.8% for the quarters ended June 30, 2019 and 2018, respectively. The decrease was primarily due to lower estimated foreign withholding taxes in the second quarter of 2019 as compared to the same period in 2018.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco for the quarter ended June 30, 2019 increased $0.2 million compared to the same period in 2018. The increase was primarily driven by higher revenues and gross profit, a reduction in income taxes and a decrease in net income attributable to the non-controlling
interest related to the purchase of the additional 20% interest in Homans, partially offset by higher selling, general and administrative expenses and interest expense as discussed above.
First Half of 2019 Compared to First Half of 2018
Revenues
Revenues for the first half of 2019 increased $43.8 million, or 2%, including $26.9 million from locations opened and acquired during the preceding 12 months, offset by $6.2 million from locations closed. On a same-store basis, revenues increased $23.1 million, or 1%, as compared to the same period in 2018, reflecting a 3% increase in sales of HVAC equipment (68% of sales), a 2% decrease in sales of other HVAC products (28% of sales) and a 2% decrease in commercial refrigeration products (4% of sales). For residential HVAC equipment, the increase in revenues was primarily due to realization of price increases and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, resulting in a 3% increase in the average selling price.

Gross Profit
Gross profit for the first half of 2019 increased $10.1 million, or 2%, primarily as a result of increased revenues. Gross profit margin remained consistent at 24.4% for the first half of 2019 as compared to the same period in 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first half of 2019 increased $11.5 million, or 3%, primarily due to increased revenues. Selling, general and administrative expenses as a percentage of revenues for the six months ended June 30, 2019 increased

20 of 26

to 16.4% versus 16.2% for the same period in 2018. On a same-store basis, selling, general and administrative expenses increased 1% as compared to the same period in 2018. Excluding new locations opened or acquired during the last 12 months, selling, general and administrative expenses increased $4.3 million, or 1%. Selling, general and administrative expenses included $2.9 million of additional costs for 2019 in excess of 2018 for ongoing technology initiatives.
Other Income
Other income of $4.4 million and $4.8 million for the first half of 2019 and 2018, respectively, represented our share of the net income of RSI.
Interest Expense, Net
Interest expense, net for the first half of 2019 increased $0.7 million, or 50%, primarily as a result of an increase in average outstanding borrowings and a higher effective interest rate for the 2019 period, in each case under our revolving credit facility, as compared to the same period in 2018.
Income Taxes
Income taxes decreased to $35.8 million for the first half of 2019, as compared to $39.3 million for the first half of 2018 and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings. The effective income tax rates attributable to us were 22.0% and 23.8% for the first half of 2019 and 2018, respectively. The decrease was primarily due to lower estimated foreign withholding taxes in the first half of 2019 as compared to the same period in 2018.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco for the first half of 2019 increased $1.0 million, or 1%, compared to the same period in 2018. The increase was primarily driven by higher revenues and gross profit, and a reduction in income taxes, partially offset by higher selling, general and administrative expenses and interest expense as discussed above.
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
As of June 30, 2019, we had $55.9 million of cash and cash equivalents, of which $37.7 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.
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

21 of 26

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
Working Capital
Working capital increased to $1,114.6 million at June 30, 2019 from $1,084.2 million at December 31, 2018, reflecting higher levels of accounts receivable and inventories, primarily due to the seasonality of our business. Inventory is also higher as a result of new locations opened and acquired, as well as additional inventory received in anticipation of the transition to new energy conservation standards for residential furnace fans that became effective on July 3, 2019. These increases were partially offset by the timing of accounts payable and accrued liabilities as well as the current portion of lease liabilities recognized as current liabilities as a result of the adoption of the New Lease Standard on January 1, 2019.
Cash Flows
The following table summarizes our cash flow activity for the six months ended June 30, 2019 and 2018 (in millions):

	2019	2018	Change
Cash flows provided by (used in) operating activities	$68.4	$(19.3)	$87.7
Cash flows used in investing activities	$(30.8)	$(8.7)	$(22.1)
Cash flows (used in) provided by financing activities	$(65.3)	$20.8	$(86.1)

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
Investing Activities
Net cash used in investing activities was higher due to cash consideration paid for acquisitions and the purchase of an additional ownership interest in RSI in 2019.
Financing Activities
The increase in net cash used in financing activities was primarily attributable to lower net proceeds under our revolving credit agreement, the purchase of an additional 20% ownership interest in Homans for $32.4 million and an increase in dividends paid in 2019.
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
At June 30, 2019 and December 31, 2018, $219.6 million and $135.2 million, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2019.
Purchase of Additional Ownership Interest from Joint Venture
Effective May 31, 2019, we purchased an additional 20% ownership interest in Homans from Carrier Enterprise II for cash consideration of $32.4 million, which increased our ownership in Homans to 100%. Homans previously operated as a division of Carrier Enterprise II and subsequent to the purchase operates as a stand-alone subsidiary of the Company with 16 locations in the Northeastern U.S.

22 of 26

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
Carrier Enterprise I is a party to a shareholders agreement (the “Shareholders Agreement”) with RSI and its shareholders. Pursuant to the Shareholders Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. At June 30, 2019, the estimated purchase amount we would be contingently liable for was approximately $138.0 million. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement will be sufficient to purchase any additional ownership interests in RSI.
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
On August 1, 2019, Carrier Enterprise I acquired substantially all of the assets and assumed certain of the liabilities of Peirce-Phelps, Inc. (“PPI”), an HVAC distributor operating from 19 locations in Pennsylvania, New Jersey, and Delaware, for $85.0 million less certain average revolving indebtedness. Consideration for the net purchase price consisted of $10.0 million in cash and 372,543 shares of Common stock having a fair value of $58.6 million. Carrier contributed cash of $17.0 million to Carrier Enterprise I in connection with the acquisition of PPI.
We continually evaluate potential acquisitions and/or joint ventures and investments in unconsolidated entities. We routinely hold discussions with a number of acquisition candidates. Should suitable acquisition opportunities arise that would require additional financing, we believe our financial position and earnings history provide a sufficient basis for us to either obtain additional debt financing at competitive rates and on reasonable terms or raise capital through the issuance of equity securities.
Common Stock Dividends
We paid cash dividends of $3.20 and $2.70 per share of Common stock and Class B common stock during the six months ended June 30, 2019 and 2018, respectively. On July 1, 2019, our Board of Directors declared a regular quarterly cash dividend of $1.60 per share of both Common and Class B common stock that was paid on July 31, 2019 to shareholders of record as of July 16, 2019. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.
Company Share Repurchase Program
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At June 30, 2019, there were 1,129,087 shares remaining authorized for repurchase under the program.
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

23 of 26

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
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of Dunphey & Associates Supply Co., Inc. (“DASCO”), which represented approximately 1% of our total consolidated assets at June 30, 2019 and approximately 1% of our consolidated revenues for the six months ended June 30, 2019. From the acquisition date of April 2, 2019, the processes and systems of DASCO did not impact the internal controls over financial reporting for our other consolidated subsidiaries.
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

Information about risk factors for the quarter ended June 30, 2019 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form
10-K
for the year ended December 31, 2018.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities
On April 2, 2019, we issued 50,952 shares of unregistered Common stock in connection with an asset purchase agreement representing 30% of the purchase price to acquire certain assets and assume certain liabilities of Dunphey & Associates Supply Co. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof.

24 of 26

ITEM 6.	EXHIBITS

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Senior Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

#	filed herewith.
+	furnished herewith.

25 of 26

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: August 8, 2019	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

26 of 26