Form 10-Q
period 2019-09-30
WATSCO INC
filed 2019-11-01
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended
September 30, 2019
or
☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From

to

Commission file number
1-5581
I.R.S. Employer Identification Number
59-0778222

WATSCO, INC.
(a Florida Corporation)

2665 South Bayshore Drive
,
Suite 901
Miami
, Florida
33133
Telephone:
(
305
)

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
of the Exchange Act).    Yes
☐
    No
☒
The registrant’s common stock outstanding as of October 2
8
, 2019 comprised (i)
32,647,671
shares of Common stock, $0.50 par value per share, excluding
4,823,988
treasury shares and (ii)
5,453,477
shares of
Class B common stock, $0.50 par value
per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM
10-Q

2 of 26

PART I. FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$1,394,915	$1,296,007	$3,698,047	$3,555,327
Cost of sales	1,060,224	976,998	2,801,612	2,684,719

Gross profit	334,691	319,009	896,435	870,608
Selling, general and administrative expenses	212,902	200,408	589,523	565,519
Other income	3,530	3,696	7,939	8,491

Operating income	125,319	122,297	314,851	313,580
Interest expense, net	1,434	1,047	3,422	2,375

Income before income taxes	123,885	121,250	311,429	311,205
Income taxes	24,230	24,364	60,060	63,678

Net income	99,655	96,886	251,369	247,527
Less: net income attributable to non-controlling interest	16,175	17,723	42,697	44,188

Net income attributable to Watsco, Inc.	$83,480	$79,163	$208,672	$203,339

Earnings per share for Common and Class B common stock:
Basic	$2.20	$2.12	$5.54	$5.44

Diluted	$2.20	$2.11	$5.54	$5.43

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$99,655	$96,886	$251,369	$247,527
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(3,038)	4,269	7,264	(7,422)
Unrealized gain (loss) on cash flow hedging instruments	255	231	(798)	762
Reclassification of gain on cash flow hedging instruments into earnings	(140)	(915)	(542)	(57)

Other comprehensive (loss) income	(2,923)	3,585	5,924	(6,717)

Comprehensive income	96,732	100,471	257,293	240,810
Less: comprehensive income attributable to non-controlling interest	15,146	19,006	44,693	41,708

Comprehensive income attributable to Watsco, Inc.	$81,586	$81,465	$212,600	$199,102

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,150	$82,894
Accounts receivable, net	640,802	501,908
Inventories	970,475	837,129
Other current assets	19,400	19,875

Total current assets	1,690,827	1,441,806
Property and equipment, net	97,926	91,046
Operating lease right-of-use assets	225,366	—
Goodwill	407,009	391,998
Intangible assets, net	171,310	147,851
Other assets	100,621	88,332

	$2,693,059	$2,161,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term obligations	$67,587	$246
Accounts payable	311,317	200,229
Accrued expenses and other current liabilities	163,384	157,091

Total current liabilities	542,288	357,566

Long-term obligations:
Borrowings under revolving credit agreement	169,300	135,200
Operating lease liabilities, net of current portion	157,503	—
Other long-term obligations, net of current portion	1,863	552

Total long-term obligations	328,666	135,752

Deferred income taxes and other liabilities	69,083	66,002

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,734	18,476
Class B common stock, $0.50 par value	2,751	2,691
Preferred stock, $0.50 par value	—	—
Paid-in capital	894,917	832,121
Accumulated other comprehensive loss, net of tax	(42,040)	(45,968)
Retained earnings	656,187	627,969
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,443,109	1,347,849
Non-controlling interest	309,913	253,864

Total shareholders’ equity	1,753,022	1,601,713

	$2,693,059	$2,161,033

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2018	37,461,643	$21,167	$832,121	$(45,968)	$627,969	$(87,440)	$253,864	$1,601,713
Net income					35,037		8,767	43,804
Other comprehensive income				2,783			1,412	4,195
Issuances of non-vested restricted shares of common stock	77,049	39	(39)					—
Forfeitures of non-vested restricted shares of common stock	(5,000)	(3)	3					—
Common stock contribution to 401(k) plan	30,715	15	4,259					4,274
Stock issuances from exercise of stock options and employee stock purchase plan	8,925	4	1,121					1,125
Retirement of common stock	(2,985)	(1)	(427)					(428)
Share-based compensation			4,537					4,537
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(59,965)			(59,965)

Balance at March 31, 2019	37,570,347	$21,221	$841,575	$(43,185)	$603,041	$(87,440)	$264,043	$1,599,255

Net income					90,155		17,755	107,910
Other comprehensive incom e				3,039			1,613	4,652
Issuances of non-vested restricted shares of common stock	26,354	13	(13)					—
Stock issuances from exercise of stock options and employee stock purchase plan	15,807	9	1,942					1,951
Retirement of common stock	(3,608)	(2)	(553)					(555)
Share-based compensation			4,324					4,324
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(60,213)			(60,213)
Common stock issued for Dunphey & Associates Supply Co., Inc.	50,952	25	7,425					7,450
Investment in unconsolidated entity							988	988
Decrease in non-controlling interest in Carrier Enterprise II			(25,768)				(6,632)	(32,400)

Balance at June 30, 2019	37,659,852	$21,266	$828,932	$(40,146)	$632,983	$(87,440)	$277,767	$1,633,362

Net income					83,480		16,175	99,655
Other comprehensive (loss)				(1,894)			(1,029)	(2,923)
Issuances of non-vested restricted shares of common stock	37,834	19	(19)					—
Forfeitures of non-vested restricted shares of common stock	(5,337)	(3)	3					—
Stock issuances from exercise of stock options and employee stock purchase plan	36,374	19	4,510					4,529
Retirement of common stock	(4,030)	(2)	(667)					(669)
Share-based compensation			3,706					3,706
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(60,276)			(60,276)
Common stock issued for Peirce-Phelps, Inc.	372,543	186	58,452					58,638
Investment in Peirce-Phelps, Inc.							17,000	17,000

Balance at September 30, 2019	38,097,236	$21,485	$894,917	$(42,040)	$656,187	$(87,440)	$309,913	$1,753,022

Continued on next page.

6 of 26

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2017	37,228,715	$21,050	$804,008	$(34,221)	$594,556	$(87,440)	$253,024	$1,550,977
Cumulative-effect adjustment				301	(301)			—
Net income					34,219		8,158	42,377
Other comprehensive loss				(3,649)			(2,092)	(5,741)
Issuances of non-vested restricted shares of common stock	91,609	46	(46)					—
Forfeitures of non-vested restricted shares of common stock	(3,000)	(2)	2					—
Common stock contribution to 401(k) plan	17,318	9	2,936					2,945
Stock issuances from exercise of stock options and employee stock purchase plan	37,130	19	4,322					4,341
Retirement of common stock	(5,041)	(3)	(911)					(914)
Share-based compensation			4,400					4,400
Cash dividends declared and paid on Common and Class B common stock, $1.25 per share					(46,581)			(46,581)
Distributions to non-controlling interest							(2,178)	(2,178)

Balance at March 31, 2018	37,366,731	$21,119	$814,711	$(37,569)	$581,893	$(87,440)	$256,912	$1,549,626

Net income					89,957		18,307	108,264
Other comprehensive loss				(2,890)			(1,671)	(4,561)
Issuances of non-vested restricted shares of common stock	8,500	4	(4)					—
Forfeitures of non-vested restricted shares of common stock	(5,000)	(2)	2					—
Stock issuances from exercise of stock options and employee stock purchase plan	11,935	6	1,595					1,601
Retirement of common stock	(14,534)	(7)	(2,492)					(2,499)
Share-based compensation			3,747					3,747
Cash dividends declared and paid on Common and Class B common stock, $1.45 per share					(54,184)			(54,184)

Balance at June 30, 2018	37,367,632	$21,120	$817,559	$(40,459)	$617,666	$(87,440)	$273,548	$1,601,994

Net income					79,163		17,723	96,886
Other comprehensive income				2,302			1,283	3,585
Issuances of non-vested restricted shares of common stock	10,000	5	(5)					—
Forfeitures of non-vested restricted shares of common stock	(2,000)	(1)	1					—
Stock issuances from exercise of stock options and employee stock purchase plan	10,835	5	1,294					1,299
Retirement of common stock	(9,206)	(5)	(1,626)					(1,631)
Share-based compensation			3,671					3,671
Cash dividends declared and paid on Common and Class B common stock, $1.45 per share					(54,186)			(54,186)
Common stock issued for Alert Labs , Inc.	47,103	24	8,156					8,180
Investment in unconsolidated entity							752	752

Balance at September 30, 2018	37,424,364	$21,148	$829,050	$(38,157)	$642,643	$(87,440)	$293,306	$1,660,550

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$251,369	$247,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,983	16,500
Share-based compensation	11,992	11,769
Non-cash contribution to 401(k) plan	4,274	2,945
Deferred income tax provision	2,765	3,925
Other income from investment in unconsolidated entity	(7,939)	(8,491)
Other, net	1,260	927
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(102,813)	(126,181)
Inventories	(74,448)	(50,566)
Accounts payable and other liabilities	99,627	(23,286)
Other, net	(6,539)	(5,004)
Net cash provided by operating activities	197,531	70,065
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(47,343)	(5,828)
Capital expenditures	(14,007)	(12,897)
Investment in unconsolidated entity	(4,940)	(3,760)
Proceeds from sale of property and equipment	1,295	143
Net cash used in investing activities	(64,995)	(22,342)
Cash flows from financing activities:
Dividends on Common and Class B common stock	(180,454)	(154,951)
Purchase of additional ownership from non-controlling interest	(32,400)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(1,528)	(3,782)
Net repayments of other long-term obligations	(920)	(182)
Distributions to non-controlling interest	—	(2,178)
Proceeds from non-controlling interest for investment in unconsolidated entity	988	752
Net proceeds from issuances of common stock	7,480	5,979
Proceeds from non-controlling interest for investment in Peirce-Phelps, Inc.	17,000	—
Net proceeds under revolving credit agreement	34,100	94,600
Net cash used in financing activities	(155,734)	(59,762)
Effect of foreign exchange rate changes on cash and cash equivalents	454	(845)
Net decrease in cash and cash equivalents	(22,744)	(12,884)
Cash and cash equivalents at beginning of period	82,894	80,496
Cash and cash equivalents at end of period	$60,150	$67,612

Supplemental cash flow information:
Common stock issued for Peirce-Phelps, Inc.	$58,638	—
Common stock issued for Dunphey & Associates Supply Co., Inc.	$7,450	—
Common stock issued for Alert Labs, Inc.	—	$8,180
See accompanying notes to condensed consolidated unaudited financial statements.

8 of 26

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2019
(In thousands, except share and per share data)
1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying September 30, 2019 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 Annual Report on Form
10-K.
The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the quarter and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is generally evenly distributed throughout the year, subject to weather and economic conditions, including their effect on the number of housing completions.
Use of Estimates
The preparation of condensed consolidated unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses for the reporting period. Significant estimates include valuation reserves for accounts receivable, inventories and income taxes, reserves related to loss contingencies and the valuation of goodwill, indefinite
-
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
Practical Expedients
We elected the package of practical expedients
that
did not require us to reassess (1) whether existing contracts contain embedded leases, (2) the lease classification of existing leases, and (3) whether initial direct costs for existing leases would qualify for capitalization under the New Lease Standard. We also elected the practical expedients related to short-term leases and separating lease components from non-lease
components for all underlying asset classes.
Operating and Finance Leases
We have operating leases for real property, vehicles and equipment, and finance leases primarily for vehicles. Operating leases are included in operating lease right-of-use
assets, current portion of long-term obligations, and operating lease liabilities in our consolidated balance sheet. Finance leases are not considered significant to our consolidated balance sheet or consolidated statement of income. Finance lease ROU assets at September 30, 2019 of $2,960 are included in property and equipment, net in our condensed consolidated unaudited balance sheet. Finance lease liabilities at September 30, 2019 of $3,047 are included in current portion of other
long-term obligations and other long-term obligations, net of current portion in our condensed consolidated unaudited balance sheet.
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
Operating lease ROU assets also include any lease
pre-payments
made and exclude lease incentives. Certain of our leases include variable payments, which are excluded from lease ROU assets and lease liabilities and expensed as incurred. Our leases have remaining lease terms of
1-10
years, some of which include options to extend the leases for up to five years. The exercise of lease renewal options is at our sole discretion, and our lease ROU assets and liabilities reflect only the options we are reasonably certain that we will exercise. Certain real property lease agreements have lease and non-lease
components, which are generally accounted for as a single lease component. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease payments for short-term leases, which are 12 months or less without a purchase option that is likely to be exercised, are recognized as lease cost on a straight-line basis over the lease term.
The components of operating lease expense were as follows:

	Quarter ended September 30, 2019	Nine months ended September 30, 2019
Lease cost	$18,887	$54,647
Short-term lease cost	2,489	7,098
Variable lease cost	216	531
Sublease income	(81)	(162)

Total operating lease cost	$21,511	$62,114

10 of 26

Supplemental balance sheet information related to operating leases were as follows:

September 30,	2019
ROU assets	$225,366
Current portion of long-term obligations	$66,403
Operating lease liabilities	157,503

Total operating lease liabilities	$223,906

Weighted Average Remaining Lease Term (in years)	4.0 years
Weighted Average Discount Rate	4.54%
Supplemental cash flow information related to operating l
e
ases were as follows:

Nine Months Ended September 30,	2019
Operating cash flows for the measurement of operating lease liabilities	$55,214
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$274,366
At September 30, 2019, maturities of operating lease liabilities over each of the next five years and thereafter were as follows:

Remainder of 2019	$19,553
2020	72,188
2021	59,390
2022	43,563
2023	28,167
Thereafter	23,617

Total lease payments	246,478
Less imputed interest	22,572

Total lease liability	$223,906

At September 30, 2019, we had additional operating leases, primarily for real property, that had not yet commenced. Such leases had estimated future minimum rental commitments of approximately $1,600. These operating leases subsequently
commence
d

on Octob
er 1,

2019 with lease terms of
five years
.
These undiscounted amounts are not included in the table above.
Prior to the adoption of the New Lease Standard, rental commitments on an undiscounted basis were approximately $219,300 at December 31, 2018 under non-cancelable
operating leases and were payable as follows: $70,400 in 2019, $55,100 in 2020, $41,300 in 2021, $28,500 in 2022, $15,700 in 2023, and $8,300 thereafter.

11 of 26

3.	REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Primary Geographical Regions:
United States	$1,232,564	$1,134,852	$3,258,283	$3,125,814
Canada	85,422	87,251	222,429	218,730
Latin America and the Caribbean	76,929	73,904	217,335	210,783

	$1,394,915	$1,296,007	$3,698,047	$3,555,327

Major Product Lines:
HVAC equipment	68%	68%	68%	68%
Other HVAC products	29%	28%	28%	28%
Commercial refrigeration products	3%	4%	4%	4%

	100%	100%	100%	100%

4.	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$83,480	$79,163	$208,672	$203,339
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	6,973	6,451	17,326	16,600

Earnings allocated to Watsco, Inc. shareholders	$76,507	$72,712	$191,346	$186,739

Weighted-average common shares outstanding - Basic	34,755,627	34,339,859	34,544,425	34,301,672
Basic earnings per share for Common and Class B common stock	$2.20	$2.12	$5.54	$5.44
Allocation of earnings for Basic:
Common stock	$70,836	$67,201	$177,075	$172,571
Class B common stock	5,671	5,511	14,271	14,168

	$76,507	$72,712	$191,346	$186,739

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$83,480	$79,163	$208,672	$203,339
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	6,971	6,448	17,325	16,593

Earnings allocated to Watsco, Inc. shareholders	$76,509	$72,715	$191,347	$186,746

Weighted-average common shares outstanding - Basic	34,755,627	34,339,859	34,544,425	34,301,672
Effect of dilutive stock options	33,328	59,530	25,294	64,850

Weighted-average common shares outstanding - Diluted	34,788,955	34,399,389	34,569,719	34,366,522

Diluted earnings per share for Common and Class B common stock	$2.20	$2.11	$5.54	$5.43
Anti-dilutive stock options not included above	183,083	79,316	220,013	39,751

12 of 26

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At September 30, 2019 and 2018, our outstanding Class B common stock was convertible into 2,576,336 and 2,602,528 shares of our Common stock, respectively
.
5.	OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized gains (losses) on cash flow hedging instruments
.
The tax effects allocated to each component of other comprehensive
(loss)

income were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency translation adjustment	$(3,038)	$4,269	$7,264	$(7,422)

Unrealized gain (loss) on cash flow hedging instruments	351	316	(1,093)	1,043
Income tax (expense) benefit	(96)	(85)	295	(281)

Unrealized gain (loss) on cash flow hedging instruments, net of tax	255	231	(798)	762

Reclassification of gain on cash flow hedging instruments into earnings	(191)	(1,253)	(742)	(78)
Income tax expense	51	338	200	21

Reclassification of gain on cash flow hedging instruments into earnings, net of tax	(140)	(915)	(542)	(57)

Other comprehensive (loss) income	$(2,923)	$3,585	$5,924	$(6,717)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Nine Months Ended September 30,	2019	2018
Foreign currency translation adjustment:
Beginning balance	$(46,604)	$(33,499)
Current period other comprehensive income (loss)	4,732	(4,660)

Ending balance	(41,872)	(38,159)

Cash flow hedging instruments:
Beginning balance	636	(421)
Current period other comprehensive (loss) income	(479)	457
Reclassification adjustment	(325)	(34)

Ending balance	(168)	2

Equity securities:
Beginning balance	—	(301)
Cumulative-effect adjustment to retained earnings	—	301

Ending balance	—	—

Accumulated other comprehensive loss, net of tax	$(42,040)	$(38,157)

6.	PURCHASE OF OWNERSHIP INTEREST FROM JOINT VENTURE
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
On June 21, 2017, our first joint vent
u
re with Carrier, Carrier Enterprise, LLC, which we refer to as Carrier Enterprise I, acquired a 34.9% ownership interest in Russell Sigler, Inc. (“RSI”), an HVAC distributor operating from 30 locations in the Western U.S. We have an 80% controlling interest in Carrier Enterprise I, and Carrier has a 20%
non-controlling
interest. Carrier Enterprise I acquired its ownership interest in RSI for cash consideration of $63,600, of which we contributed $50,880 and Carrier contributed $12,720. Effective June 29, 2018, Carrier Enterprise I acquired an additional 1.4% ownership interest in RSI, which increased Carrier

Enterprise I’s ownership interest in RSI to 36.3% for cash consideration of $3,760 that was paid on July 5, 2018, of which we contributed $
3,008
and Carrier contributed $
752
. Effective April 22, 2019, Carrier Enterprise I acquired an additional 1.8% ownership interest in RSI for cash consideration of $4,940, of which we contributed $3,952 and Carrier contributed $988. This acquisition increased Carrier Enterprise I’s ownership interest in RSI to 38.1%.
Carrier Enterprise I is a party to a
shareholders’

agreement (the “Shareholders
’
Agreement”) with RSI and its shareholders. Pursuant to the Shareholders
’
Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns
85
% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. Additionally, Carrier Enterprise I has the right to appoint two of RSI’s six board members. Given Carrier Enterprise I’s
38.1
% voting equity interest in RSI and its right to appoint
two
out of RSI’s
six
board members, this investment in RSI is accounted for under the equity method.
8 .	ACQUISITION S
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
On August 1, 2019, Carrier Enterprise I acquired substantially all of the assets and assumed certain of the liabilities of Peirce-Phelps, Inc. (“PPI”), an HVAC distributor operating from 19 locations in Pennsylvania, New Jersey, and Delaware, for $85,000 less certain average revolving indebtedness. Consideration for the net purchase price consisted of $10,000 in cash
,
372,543 shares of Common stock having a fair value of $58,638 and the payment of certain average revolving indebtedness
.
Carrier contributed cash of $17,000 to Carrier Enterprise I in connection with the acquisition of PPI.
The preliminary fair value estimate of working capital acquired of approximately $59,000 consists mainly of inventory and accounts receivable partially offset by accounts payable and accrued expenses and other liabilities. We expect to finalize certain procedures related to the opening balance sheet and adjustments to estimates of fair value of net assets acquired by December 31, 2019. Any acquired goodwill as a result of this acquisition will be deductible for tax purposes.
The results of operations of these acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The pro forma effect of the se
acquisitions were not deemed significant to the consolidated financial statements.
9 .	DERIVATIVES
We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.
Cash Flow Hedging Instruments
We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is
12 months
. Accordingly, at September 30, 2019, all our open foreign currency forward contracts had maturities of one year or less
. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at September 30, 2019 was $40,400, and such contracts have varying terms expiring through June 2020.
The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gain (loss) recorded in accumulated other comprehensive loss	$351	$316	$(1,093)	$1,043
Gain reclassified from accumulated other comprehensive loss into earnings	$(191)	$(1,253)	$(742)	$(78)
At September 30, 2019, we expected an estimated $385
pre-tax
loss
to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

14 of 26

Derivatives Not Designated as Hedging Instruments
We have also entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at September 30, 2019 was $12,300, and such contracts have varying terms expiring through November 2019.
We recognized
gains

(
losses
)
of $128 and $
(
108
)
from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended September 30, 2019 and 2018, respectively. We recognized losses of $175 and $299 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the nine months ended September 30, 2019 and 2018, respectively.
The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note
10
.

	Asset Derivatives		Liability Derivatives
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments	$45	$1,262	$250	$3
Derivatives not designated as hedging instruments	—	58	44	11
Total derivative instruments	$45	$1,320	$294	$14

10 .	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at September 30, 2019 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$45	$—	$45	$—
Equity securities	Other assets	$318	$318	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$294	$—	$294	$—

		Total	Fair Value Measurements at December 31, 2018 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$1,320	$—	$1,320	$—
Equity securities	Other assets	$279	$279	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$14	$—	$14	$—

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
9
. Fair value is based on observable market inputs, such as forward rates in active markets; therefore, we classify these derivatives within Level 2 of the valuation hierarchy.
There were no transfers in or out of Level 1 and Level 2 during the nine months ended September 30, 201
9
.

15 of 26

11.	SHAREHOLDERS’ EQUITY

Common Stock Dividends
We paid cash dividends of $1.60, $1.45, $4.80, and $4.15 per share of both Common stock and Class B common stock during the quarters and nine months ended September 30, 2019 and 2018, respectively.
Non-Vested
Restricted Stock
During the quarter and nine months ended September 30, 2019, 3,231 shares of Common and Class B common stock with an aggregate fair market value of $535, and 9,824 shares of Common and Class B common stock with an aggregate fair market value of $1,518, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested
restricted stock. These shares were retired upon delivery. During the quarter and nine months ended September 30, 2018, 8,830 shares of Common stock with an aggregate fair market value of $1,562, and 21,754 shares of Common stock with an aggregate fair market value of $3,775, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested
restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from Common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2019 and 2018, was $3,986, $856, $6,229, and $4,837, respectively.
During the quarter and nine months ended September 30, 2019,
799 shares of Common stock with an aggregate fair market value of $134 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery. During the quarter and nine months ended September 30, 2018, 376 shares of Common stock with an aggregate fair market value of $69, and

7,027
shares of Common stock with an aggregate fair market value of

$
1,269
, respectively, were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.
Employee Stock Purchase Plan
During the quarters ended September 30, 2019 and 2018, we received net proceeds of $418 and $382, respectively, for shares of Common stock issued under our employee stock purchase plan. During the nine months ended September 30, 2019 and 2018, we received net proceeds of $1,251 and $1,142, respectively, for shares of Common stock issued under our employee stock purchase plan.
1 2 .	COMMITMENTS AND CONTINGENCIES

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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors
,
and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $4,022 and $2,311 at September 30, 2019 and December 31, 2018, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.
1 3 .	RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 60% and 64% of all inventory purchases made during the quarters ended September 30, 2019 and 2018, respectively. Purchases from Carrier and its affiliates comprised 61% and 63% of all inventory purchases made during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, approximately $120,000 and $71,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited

16 of 26

statements of income for the quarters and nine months ended September 30, 2019 and 2018 included approximately $24,000, $28,000, $68,000, and $65,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.
A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and nine months ended September 30, 2019 and 2018, we paid this firm $175, $0, $175, and $18 for services performed, respectively, and no amount
was payable at September 30, 2019.
A member of our Board of Directors is the Chairman and Chief Executive Officer of Moss & Associates LLC, which served as general contractor for the remodeling of our Miami headquarters that was completed in 2018. We paid Moss & Associates LLC $0 and $124 for construction services performed during the quarters and nine months ended September 30, 2018, respectively.

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

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see the discussion included in Item 1A “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2018, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all our forward-looking statements by these cautionary factors.

17 of 26

The following information should be read in conjunction with the condensed consolidated unaudited financial statements, including the notes thereto, included under Part I, Item 1 of this Quarterly Report on Form
10-Q.
In addition, reference should be made to our audited consolidated financial statements and notes thereto
,
and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form
10-K
for the year ended December 31, 2018.
Company Overview
Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At September 30, 2019, we operated from 603 locations in 38 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.
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
operating leases.
Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, results of operations can be impacted favorably or unfavorably based on weather patterns, primarily during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction market is fairly evenly distributed throughout the year and depends largely on housing completions and weather and economic conditions.
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
non-controlling
interest.
In 2011, we formed a second joint venture with Carrier, in which Carrier contributed 28 of its company-owned locations in the Northeast U.S., and we contributed 14 locations in the Northeast U.S., and we then purchased Carrier’s distribution operations in Mexico, which included seven locations. Collectively, the Northeast locations and the Mexico operations are referred to as Carrier Enterprise II. We have an 80% controlling interest in Carrier Enterprise II, and Carrier has a 20% non-controlling interest. Effective May 31, 2019, we purchased an additional 20% ownership interest in Homans Associates II LLC (“Homans”) from Carrier Enterprise II, following which we owned 100% of Homans. Homans previously operated as a division of Carrier Enterprise II and now operates as one of our stand-alone-subsidiaries.
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
as filed with the SEC on February 28, 2019. We believe that there have been no significant changes during the quarter ended September 30, 2019 to the critical accounting policies disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2018.
New Accounting Standards
Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form
10-Q
for a discussion of recently adopted and to be adopted accounting standards.

18 of 26

Results of Operations
The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and nine months ended September 30, 2019 and 2018:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.0	75.4	75.8	75.5

Gross profit	24.0	24.6	24.2	24.5
Selling, general and administrative expenses	15.3	15.5	15.9	15.9
Other income	0.3	0.3	0.2	0.2

Operating income	9.0	9.4	8.5	8.8
Interest expense, net	0.1	0.1	0.1	0.1

Income before income taxes	8.9	9.4	8.4	8.8
Income taxes	1.7	1.9	1.6	1.8

Net income	7.1	7.5	6.8	7.0
Less: net income attributable to non-controlling interest	1.2	1.4	1.2	1.2

Net income attributable to Watsco, Inc.	6.0%	6.1%	5.6%	5.7%

Note: Due to rounding, percentages may not add up to 100.
The following narratives reflect our acquisition of the HVAC distribution business of Peirce-Phelps, Inc. (“PPI”) in August 2019, Dunphey & Associates Supply Co., Inc. (“DASCO”) in April 2019, Alert Labs Inc. (“Alert Labs”) in August 2018, and our acquisition of an HVAC distributor in November 2018 as well as the purchase of additional 1.8% and 1.4% ownership interests in Russell Sigler, Inc. (“RSI”) in April 2019 and June 2018, respectively, and the purchase of an additional 20% ownership interest in Homans effective May 31, 2019.
In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, unless they are within close geographical proximity to existing locations, during the immediately preceding 12 months. At September 30, 2019 and 2018, respectively, 10 and 8 locations opened were near existing locations and were therefore included in “same-store basis” information.
The table below summarizes the changes in our locations for the 12 months ended September 30, 2019:

Number of Locations
September 30, 2018	568
Opened	2
Acquired	3
Closed	(2)

December 31, 2018	571
Opened	14
Acquired	26
Closed	(8)

September 30, 2019	603

Third Quarter of 2019 Compared to Third Quarter of 2018
Revenues
Revenues for the third quarter of 2019 increased $98.9 million, or 8%, including $58.7 million from locations opened and acquired during the preceding 12 months, offset by $4.2 million from locations closed. Sales of HVAC equipment (68% of sales) increased 8%, sales of other HVAC products (29% of sales) increased 11% and sales of commercial refrigeration products (3% of sales) increased 1%. On a same-store basis, revenues increased $44.4 million, or 3%, as compared to the same period in 2018, reflecting a 4% increase in sales of HVAC equipment (69% of sales), which included a 6% increase in residential HVAC equipment, a 2% increase in sales of other HVAC products (27% of sales) and 1% increase of commercial refrigeration products (4% of sales). For residential HVAC equipment, the increase in revenues was primarily due to strong demand for the replacement of residential HVAC equipment, realization of price increases and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, resulting in a 4% increase in volume and a 2% increase in the average selling price.

19 of 26

Gross Profit
Gross profit for the third quarter of 2019 increased $15.7 million, or 5%, primarily as a result of increased revenues. Gross profit margin for the quarter ended September 30, 2019 declined 60 basis-points to 24.0% versus 24.6% for the same period in 2018, primarily due to the benefit of mid-year
pricing actions taken by our HVAC equipment suppliers in 2018, which did not recur in 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2019 increased $12.5 million, or 6%, primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended September 30, 2019 decreased to 15.3% versus 15.5% for the same period in 2018. Selling, general and administrative expenses included $1.5 million of additional costs for 2019 in excess of 2018 for ongoing technology initiatives, driven in part by our acquisition of Alert Labs in August 2018. On a same-store basis, selling, general and administrative expenses were flat as compared to the same period in 2018.
Other Income
Other income of $3.5 million and $3.7 million for the third quarters of 2019 and 2018, respectively, represented our share of the net income of RSI.
Interest Expense, Net
Interest expense, net for the third quarter of 2019 increased $0.4 million, or 37%, primarily as a result of increase in average outstanding borrowings, partially offset by a lower effective interest rate due to higher interest income for the 2019 period, as compared to the same period in 2018.
Income Taxes
Income taxes decreased to $24.2 million for the third quarter of 2019, as compared to $24.4 million for the third quarter of 2018, and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 22.2% and 23.3% for the quarters ended September 30, 2019 and 2018, respectively. The decrease was primarily due to the refinement of estimated global intangible low-taxed
income (“GILTI”) of foreign subsidiaries in the third quarter of 2019 due to the finalization of federal and state income tax regulations.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco for the quarter ended September 30, 2019 increased $4.3 million, or 5%, compared to the same period in 2018. The increase was primarily driven by higher revenues and gross profit, reduced selling, general and administrative expenses as a percentage of revenues and a decrease in net income attributable to the non-controlling
interest related to our purchase of the additional 20% interest in Homans.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenues
Revenues for the nine months ended September 30, 2019 increased $142.7 million, or 4%, including $85.6 million from locations opened and acquired during the preceding 12 months, offset by $10.4 million from locations closed. Sales of HVAC equipment (68% of sales) increased 8%, sales of other HVAC products (28% of sales) increased 3% and sales of commercial refrigeration products (4% of sales) decreased 1%. On a same-store basis, revenues increased $67.5 million, or 2%, as compared to the same period in 2018, reflecting a 3% increase in sales of HVAC equipment (68% of sales), which included a 4% increase in residential HVAC equipment, a 1% decrease in sales of other HVAC products (28% of sales) and a 1% decrease in commercial refrigeration products (4% of sales). For residential HVAC equipment, the increase in same-store revenues was primarily due to realization of price increases and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, and demand for the replacement of residential HVAC equipment, resulting in a 2% increase in the average selling price and a 2% increase in volume.

20 of 26

Gross Profit
Gross profit for the nine months ended September 30, 2019 increased $25.8 million, or 3%, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2019 declined 30 basis-points to 24.2% versus 24.5% for the same period in 2018, primarily due to the benefit of mid-year
pricing actions taken by our HVAC equipment suppliers in 2018, which did not recur in 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2019 increased $24.0 million, or 4%, primarily due to increased revenues. Selling, general and administrative expenses as a percentage of revenues remained consistent at 15.9% for the nine months ended September 30, 2019 as compared to the same period in 2018. Selling, general and administrative expenses included $4.3 million of additional costs for 2019 in excess of 2018 for ongoing technology initiatives, driven in part by our acquisition of Alert Labs in August 2018. On a same-store basis, selling, general and administrative expenses increased 1% as compared to the same period in 2018.
Other Income
Other income of $7.9 million and $8.5 million for the nine months ended September 30, 2019 and 2018, respectively, represented our share of the net income of RSI.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2019 increased $1.0 million, or 44%, primarily as a result of an increase in average outstanding borrowings, partially offset by a lower effective interest rate due to higher interest income for the 2019 period, as compared to the same period in 2018.
Income Taxes
Income taxes decreased to $60.1 million for the nine months ended September 30, 2019, as compared to $63.7 million for the nine months ended September 30, 2018, and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 22.1% and 23.6% for the nine months ended September 30, 2019 and September 30, 2018, respectively. The decrease was primarily due to lower estimated foreign withholding taxes and the refinement of estimated GILTI of foreign subsidiaries in the nine months ended September 30, 2019 due to the finalization of federal and state income tax regulations.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco for the nine months ended September 30, 2019 increased $5.3 million, or 3%, compared to the same period in 2018. The increase was primarily driven by higher revenues and gross profit, a reduction in income taxes, and a decrease in net income attributable to the non-controlling
interest related to our purchase of the additional 20% interest in Homans, partially offset by higher selling, general and administrative expenses and interest expense as discussed above.
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

21 of 26

Sources and Uses of Cash
We rely on cash flows from operations and borrowing capacity under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes, including dividend payments (if and as declared by our Board of Directors), capital expenditures, business acquisitions, and development of our long-term operating and technology strategies. Additionally, we may also generate cash through the issuance and sale of our Common stock.
As of September 30, 2019, we had $60.2 million of cash and cash equivalents, of which $43.9 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal or other restrictions.
We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement are sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.
Our access to funds under our revolving credit agreement depends on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on LIBOR, which is one of the base rates under our revolving credit agreement. LIBOR is the subject of recent proposals for reform that currently provide for the phase-out
of LIBOR by 2021. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our debt, as it is currently anticipated that lenders will replace LIBOR with an alternative rate that may exceed what would have been the comparable LIBOR rate. Disruptions in the credit and capital markets, including the expected transition from LIBOR, could also result in increased borrowing costs and/or reduced borrowing capacity under our revolving credit agreement.
Working Capital
Working capital increased to $1,148.5 million at September 30, 2019 from $1,084.2 million at December 31, 2018, reflecting higher levels of accounts receivable and inventories, primarily due to new locations opened and acquired, as well as additional inventory acquired in anticipation of the transition to new energy conservation standards for residential furnace fans that became effective on July 3, 2019. These increases were partially offset by the timing of accounts payable and accrued liabilities as well as the current portion of lease liabilities recognized as current liabilities as a result of the adoption of the New Lease Standard on January 1, 2019.
Cash Flows
The following table summarizes our cash flow activity for the nine months ended September 30, 2019 and 2018 (in millions):

	2019	2018	Change
Cash flows provided by operating activities	$197.5	$70.1	$127.4
Cash flows used in investing activities	$(65.0)	$(22.3)	$(42.7)
Cash flows used in financing activities	$(155.7)	$(59.8)	$(95.9)

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
Investing Activities
Net cash used in investing activities was higher primarily due to cash consideration paid for those acquisitions described above.
Financing Activities
The increase in net cash used in financing activities was primarily attributable to lower net proceeds under our revolving credit agreement, the purchase of an additional 20% ownership interest in Homans for $32.4 million and an increase in dividends paid, partially offset by $17.0 million in proceeds from the non-controlling
interest for their contribution to the acquisition of the HVAC distribution business of PPI in 2019.

22 of 26

Revolving Credit Agreement
We maintain an unsecured, $500.0 million syndicated multicurrency revolving credit agreement, which we use to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. The credit facility has a seasonal component from October 1 to March 31, during which the borrowing capacity was reduced to $400.0 million at our discretion. Included in the credit facility are a $100.0 million swingline subfacility, a $10.0 million letter of credit subfacility, a $75.0 million alternative currency borrowing sublimit and an $8.0 million Mexican borrowing sublimit. The credit agreement matures on December 5, 2023.
At September 30, 2019 and December 31, 2018, $169.3 million and $135.2 million, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2019.
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
Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders. Pursuant to the Shareholders’ Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. At September 30, 2019, the estimated purchase amount we would be contingently liable for was approximately $131.0 million. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement will be sufficient to purchase any additional ownership interests in RSI.
Acquisitions
On April 2, 2019, one of our wholly owned subsidiaries acquired certain assets and assumed certain liabilities of DASCO, a distributor of air conditioning and heating products operating from seven locations in New Jersey, New York and Connecticut. The purchase price was composed of cash consideration of $16.8 million and the issuance of 50,952 shares of Common stock having a fair value of $7.5 million.
On August 1, 2019, Carrier Enterprise I acquired substantially all of the assets and assumed certain of the liabilities of PPI, an HVAC distributor operating from 19 locations in Pennsylvania, New Jersey, and Delaware, for $85 million less certain average revolving indebtedness. Consideration for the net purchase price consisted of $10.0 million in cash, 372,543 shares of Common stock having a fair value of $58.6 million and the payment of certain average revolving indebtedness. Carrier contributed cash of $17.0 million to Carrier Enterprise I in connection with the acquisition of PPI. The preliminary fair value estimate of working capital acquired of approximately $59.0 million consists mainly of inventory and accounts receivable partially offset by accounts payable and accrued expenses and other liabilities. We expect to finalize certain procedures related to the opening balance sheet and adjustments to estimates of fair value of net assets acquired by December 31, 2019. Any acquired goodwill as a result of this acquisition will be deductible for tax purposes.
We continually evaluate potential acquisitions and/or joint ventures and investments in unconsolidated entities. We routinely hold discussions with several acquisition candidates. Should suitable acquisition opportunities arise that would require additional financing, we believe our financial position and earnings history provide a sufficient basis for us to either obtain additional debt financing at competitive rates and on reasonable terms or raise capital through the issuance of equity securities.

23 of 26

Common Stock Dividends
We paid cash dividends of $4.80 and $4.15 per share of Common stock and Class B common stock during the nine months ended September 30, 2019 and 2018, respectively. On October 1, 2019, our Board of Directors declared a regular quarterly cash dividend of $1.60 per share of both Common and Class B common stock that was paid on October 31, 2019 to shareholders of record as of October 15, 2019. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.
Company Share Repurchase Program
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At September 30, 2019, there were 1,129,087 shares remaining authorized for repurchase under the program.
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
under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) that are, among other things, designed to ensure that information required to be disclosed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (“CEO”), Executive Vice President (“EVP”) and Chief Financial Officer (“CFO”), to allow for timely decisions regarding required disclosure and appropriate SEC filings.
Our management, with the participation of our CEO, EVP and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our CEO, EVP and CFO concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, at and as of such date.
Changes in Internal Control over Financial Reporting
We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of PPI or DASCO, which collectively represented approximately 6% of our total consolidated assets at September 30, 2019 and approximately 2% of our consolidated revenues for the nine months ended September 30, 2019. From the respective acquisition dates of August 1, 2019 and April 2, 2019 to September 30, 2019, the processes and systems of PPI and DASCO did not impact the internal controls over financial reporting for our other consolidated subsidiaries.
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
Information about risk factors for the quarter ended September 30, 2019 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form
10-K
for the year ended December 31, 2018.

24 of 26

ITEM 6.	EXHIBITS

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +
Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

#	filed herewith.

+	furnished herewith.

25 of 26

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: November 1, 2019	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

26 of 26