Form 10-K
period 2019-12-31
WATSCO INC
filed 2020-02-28
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
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
of the Act). Yes
☐
     No ☒
The aggregate market value of the registrant’s voting common equity held by non-affiliates
of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,328 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 28, 2019 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form
10-K
and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.
The registrant’s common stock outstanding as of February 25, 2020 comprised (i) 32,717,924 shares of Common stock, excluding 4,823,988 treasury shares, and (ii) 5,564,890 shares of Class B common stock, excluding 48,263 treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part II is incorporated by reference from the registrant’s 2019 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference from the registrant’s definitive proxy statement for the 2020 annual meeting of shareholders (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Form
10-K
For the Fiscal Year Ended December 31, 2019

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
•	general economic conditions, both in the United States and in the international markets we serve;
•	competitive factors within the HVAC/R industry;
•	effects of supplier concentration;
•	fluctuations in certain commodity costs;
•	consumer spending;
•	consumer debt levels;
•	new housing starts and completions;
•	capital spending in the commercial construction market;
•	access to liquidity needed for operations;
•	seasonal nature of product sales;
•	weather patterns and conditions;
•	insurance coverage risks;
•	federal, state, and local regulations impacting our industry and products;
•	prevailing interest rates;
•	foreign currency exchange rate fluctuations;
•	international risk;
•	cybersecurity risk; and
•	the continued viability of our business strategy.
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
General
Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our
”
) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At December 31, 2019, we operated from 606 locations in 38 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean, through which we serve more than 100,000 active contractors and dealers that service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64.1 million in 1989 to $4.8 billion in 2019, resulting from our strategic acquisition of companies with established market positions and subsequent building of revenues and profit through a combination of additional locations, introduction of new products, and other initiatives.

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
Based on data published in the 2019 IBIS World Industry Report for Heating and Air Conditioning Contractors in the U.S. and other available data, we estimate that the annual market on an installed basis for residential central air conditioning, heating, and refrigeration equipment, and related parts and supplies is approximately $97.0 billion. Air conditioning and heating equipment is manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Corporation (“Carrier”), a subsidiary of United Technologies Corporation (“UTC”); Goodman Manufacturing Company, L.P. (“Goodman”), a subsidiary of Daikin Industries, Ltd.; Rheem Manufacturing Company (“Rheem”); Trane Inc. (“Trane”), a subsidiary of Ingersoll-Rand Company Limited; York International Corporation, a subsidiary of Johnson Controls, Inc.; Lennox International, Inc.; and Nortek Global HVAC, LLC (“Nortek”), a subsidiary of Nortek, Inc. These manufacturers distribute their products through a combination of factory-owned locations and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers that sell to and install the products for consumers, businesses, and other end-users.
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
Additionally, we sell a variety of
non-equipment
products including parts, ductwork, air movement products, insulation, tools, installation supplies, thermostats, and air quality products. We distribute products manufactured by Resideo Technologies Inc. (“Resideo”), Johns Manville (“Johns Manville”) and Owens Corning Insulating Systems, LLC (“Owens Corning”), among others.
We also sell products to the refrigeration market. These products include condensing units, compressors, evaporators, valves, refrigerant, walk-in
coolers, and ice machines for industrial and commercial applications. We distribute products manufactured by Copeland Corporation, LLC, a subsidiary of Emerson Electric Co. (“Emerson”), The Chemours Company (“Chemours”), Mueller Industries, Inc. (“Mueller”), and Welbilt, Inc. (“Welbilt”), among others.
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
To that end, several scalable technology platforms have been launched with the largest focus on customer-obsessed technologies, which are improving and transforming the customer experience at all of our locations. Specific initiatives include: (i) mobile applications for iOS and Android devices to help customers operate more efficiently and interact with our locations more easily; (ii)
 e-commerce
between our customers and our subsidiaries; (iii) supply chain optimization; (iv) building and maintaining the largest source of digitized HVAC/R product information; and (v) the development of business intelligence systems and related data sets, which provide enhanced management tools. In addition, through our subsidiary Watsco Ventures, LLC (“Watsco Ventures”), we have developed (internally and through external collaboration) a variety of early-stage technologies with the goal of helping contractor customers grow and become more profitable, and otherwise compliment the initiatives set forth above.
To further extend our technology reach, in August 2018, we acquired Alert Labs, Inc. (“Alert Labs”), a company based in Kitchener, Ontario, Canada that develops, designs and builds “internet of things,” or IoT, hardware and software, including cloud-based and mobile solutions aimed at protecting homes and businesses from property damage and unnecessary expenses. Alert Labs has also furthered the development of Sentree, an IoT device developed by Watsco Ventures. Sentree attaches to an existing HVAC system and, through a proprietary cloud-based software platform, remotely measures, collects and analyzes vital performance analytics.
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
Performance-Based Compensation & Stock-Based Equity Plans
We maintain a culture that rewards performance through a variety of performance-based pay, commission programs, cash incentives, and stock-based equity programs. Stock-based plans include 401(k) matching contributions to eligible employees, a voluntary employee stock purchase plan, and the granting of stock options and non-vested
restricted stock based on individual merit and measures of performance. Our equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership, and an ownership culture whereby management and employees think and act as owners of the Company. We believe that our restricted stock program is unique because an employee’s restricted share grants generally vest entirely and only at the end of his or her career (age 62 or later) and, prior to retirement, these grants remain subject to significant risk of forfeiture.

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
Acquisition Strategy
We focus on acquiring and investing in businesses that either complement our current presence in existing markets or establish a presence in new geographic markets. Since 1989, we have acquired 63 HVAC/R distribution businesses, some of which currently operate as primary operating subsidiaries. Other smaller acquired distributors have been integrated into or are under the management of our primary operating subsidiaries. Through a combination of sales and market share growth, opening of new locations, tuck-in
acquisitions, expansion of product lines, improved pricing, and programs that have resulted in higher gross profit, performance incentives, and a culture of equity value for key leadership, we have produced substantial sales and earnings growth in our acquired businesses. We continue to pursue additional strategic acquisitions, investments and joint ventures to allow further penetration in existing markets and expansion into new geographic markets.
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
to 25 tons, and other specialized equipment, (ii) parts, including replacement compressors, evaporator coils, motors, and other component parts, (iii) supplies, including thermostats, insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives, and other ancillary supplies and (iv) plumbing and bathroom remodeling supplies.
Sales of HVAC equipment, which we currently source from approximately 20 vendors, accounted for 68% and 67% of our revenues for the years ended December 31, 2019 and 2018, respectively. Sales of other HVAC products, which we currently source from approximately 1,200 vendors, comprised 28% and 29% of our revenues for the years ended December 31, 2019 and 2018, respectively. Sales of commercial refrigeration products, which we currently source from approximately 150 vendors, accounted for 4% of our revenues for both the years ended December 31, 2019 and 2018.

Distribution and Sales
At December 31, 2019, we operated from 606 locations, a vast majority of which are located in regions that we believe have demographic trends favorable to our business. We maintain large inventories at each of our warehouse locations and either deliver products to customers using our trucks or third party logistics providers, or we make products available for pick-up
at the location nearest to the particular customer. We have approximately 1,000 salespeople, averaging 10 years of experience in the HVAC/R distribution industry.

The markets we serve are as follows:	% of Revenues for the Year Ended December 31, 2019	Number of Locations as of December 31, 2019
United States	88%	544
Canada	6%	36
Latin America and the Caribbean	6%	26

Total	100%	606

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

Markets
The table below identifies the number of our stores by location as of December 31, 2019:

Florida	100
Texas	85
North Carolina	45
California	36
Georgia	33
South Carolina	31
Virginia	24
Tennessee	22
New York	20
Louisiana	18
New Jersey	15
Pennsylvania	15
Alabama	10
Arizona	9
Connecticut	8
Massachusetts	8
Mississippi	8
Missouri	8
Kansas	6
Maryland	6
Oklahoma	5
Utah	5
Arkansas	4
Indiana	2
Iowa	2
Kentucky	2
Maine	2
Nebraska	2
Nevada	2
South Dakota	2
West Virginia	2
Colorado	1
Delaware	1
New Hampshire	1
New Mexico	1
North Dakota	1
Rhode Island	1
Vermont	1

United States	544
Canada	36
Mexico	13
Puerto Rico	13

Total	606

Joint Ventures with Carrier Corporation
In 2009, we formed a joint venture with Carrier Corporation (“Carrier”), which we refer to as Carrier Enterprise I, in which Carrier contributed 95 of its company-owned locations in 13 Sun Belt states and Puerto Rico, and its export division in Miami, Florida, and we contributed 15 locations that distributed Carrier products. We have an 80% controlling interest in Carrier Enterprise I, and Carrier has a 20%
non-controlling
interest. On August 1, 2019, Carrier Enterprise I acquired substantially all of the HVAC assets and assumed certain of the liabilities of Peirce-Phelps, Inc., an HVAC distributor operating from 19 locations in Pennsylvania, New Jersey, and Delaware.

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
non-controlling
interest.
Combined, the joint ventures with Carrier represented 58% of our revenues for the year ended December 31, 2019. See
Supplier Concentration
in “Business Risk Factors” in Item 1A.
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
Customers and Customer Service
Air conditioning and heating contractors and dealers that install HVAC/R products in homes and businesses must be licensed given the highly-regulated nature of the products, refrigerant, natural gas, and building and zoning requirements. We currently serve more than 100,000 active contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating, and refrigeration systems. No single customer in 2019, 2018 or 2017 represented more than 2% of our consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through mobile applications and
e-commerce,
which allows customers to access information online 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times, and make payments. We believe we compete successfully with other distributors primarily based on an experienced sales organization, strong service support, maintenance of well-stocked inventories, density of warehouse locations, high quality reputation, broad product lines, and the ability to foresee customer demand for new products.
Key Supplier Relationships
Given our leadership position, Watsco represents a strategic business relationship to many of the leading manufacturers in our industry. Significant relationships with HVAC/R equipment manufacturers include Carrier, Rheem, Goodman, Welbilt, Mitsubishi Electric Corporation, Gree Electric Appliances, Inc., Trane, Midea Group, and Nortek. In addition, we have substantial relationships with manufacturers of non-equipment
HVAC/R products, including Chemours, Emerson, Flexible Technologies, Inc., Resideo, Johns Manville, Mueller, and Owens Corning.
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

The Company’s top ten suppliers accounted for 83% of our purchases, including 62% from Carrier, and 9% from Rheem. Given the significant concentration of our suppliers, particularly with Carrier and Rheem, any significant interruption with these suppliers could temporarily disrupt the operations of certain of our subsidiaries, impact current inventory levels, and could adversely affect our financial results. If any restrictions or significant increase in tariffs under existing trade agreements are imposed on products that our top ten suppliers import or assemble products outside of the United States, particularly from Mexico and China, we could be required to raise our prices, which may result in the loss of customers and harm to our business. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ respective products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. However, the Company believes that alternative or substitute products would be readily available in the event of disruption of current supplier relationships given the Company’s prominence in the marketplace, including the number of locations, sales personnel, support structure, marketing and sales expertise, financial position, and established market share. See “Business Risk Factors” in Item 1A of this Annual Report on Form
10-K
for further discussion.
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
Employees
We had approximately 5,800 employees as of December 31, 2019, substantially all of whom are non-union
employees. Most of our employees are employed on a full-time basis and our relations with our employees are good.
Order Backlog
Order backlog is not a material aspect of our business and no material portion of our business is subject to government contracts.
Government Regulations, Environmental and Health and Safety Matters
Our business is subject to federal, state and local laws, and regulations relating to the storage, handling, transportation, and release of hazardous materials into the environment. These laws and regulations include the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems, and the production, servicing, and disposal of more environmentally friendly refrigerants used in such systems, including those established by the Kigali Amendment to the Montreal Protocol concerning the phase-down of the production of
HFC-based
refrigerants for use in new equipment. We are also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990. Our operations are also subject to health and safety requirements including, but not limited to, the Occupational, Safety and Health Act. We believe that we operate our business in compliance with all applicable federal, state and local laws, and regulations.

Our industry and business are also subject to United States Department of Energy (“DOE”) standards related to the minimum required efficiency levels of residential central air conditioning systems and heat pumps. For purposes of establishing these energy conservation standards, the DOE divides the United States into three regions (the North, the Southeast, and the Southwest) according to the number of hours that an air conditioner operates to cool a home during the hotter months. The seasonal energy efficiency rating, or SEER, is the metric used to measure HVAC energy efficiency. The higher the SEER, the more efficient the HVAC equipment. The current minimum SEER allowed for HVAC equipment is 13 SEER in the North and 14 SEER for the Southeast and Southwest regions. Beginning in 2023, the minimum efficiency level for residential HVAC systems under 45,000 BTUs will be 14 SEER in the North and 15 SEER in the Southeast and Southwest. For systems over 45,000 BTUs, the minimum efficiency level will be 14 SEER in the North and 14.5 SEER in the Southeast and Southwest. Heat pump efficiency levels will be set at 15 SEER for all three regions. It is too early to determine the impact to our results of operations this transition will have, however, we expect a benefit from selling higher efficiency units, which sell at higher prices.
During 2014, the DOE established new rules for the manufacturing of motors used in residential furnaces with the purpose of increasing the energy efficiency of these motors, and, consequently, the furnaces in which they operate. The mandate dictates that residential furnace fans manufactured in the United States on or after the effective date of July 3, 2019, must have a Fan Energy Rating (“FER”) value reduction of 12% or 46% in watts/cfm, depending on the type of furnace. To meet these new standards, most manufacturers have replaced the permanent split capacitor blower motors in residential furnaces with electronic controlled motors. At December 31, 2019, we had substantially completed the transition of our inventory of residential furnaces to those meeting the updated FER standards.
Available Information
Our website is at www.watsco.com. Our investor relations website is located at https://investors.watsco.com. We make available, free of charge, on our investor relations website under the heading “SEC Filings” our annual reports on Form
10-K,
quarterly reports on Form
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
Business Risk Factors
Supplier Concentration
The Company’s top ten suppliers accounted for 83% of our purchases during 2019, including 62% from Carrier, and 9% from Rheem. Carrier provides a diverse variety of brands of HVAC systems including, Carrier, Bryant, Payne, Tempstar, Heil, Comfortmaker and Grandaire, along with complimentary replacement parts. Rheem provides Rheem-brand HVAC systems along with complimentary replacement parts. Given the significant concentration of our supply chain, particularly with Carrier and Rheem, any significant interruption by any of the key manufacturers or a termination of a relationship could temporarily disrupt the operations of certain of our subsidiaries. Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these manufacturers or a decline in market acceptance of these manufacturers’ products could have a material adverse effect on our results of operations, cash flows, and liquidity.
Many HVAC equipment and component manufacturers, including Carrier and Rheem, source component parts from China and/or assemble a significant amount of products for residential and light-commercial applications from Mexico. If any restrictions or significant increases in tariffs are imposed related to such products sourced or assembled from Mexico and China as a result of amendments to existing trade agreements, and our product costs consequently increase, we would be required to raise our prices, which may result in cost inflation, the loss of customers, and harm to our business. In addition, a novel strain of coronavirus,
COVID-19,
surfaced in Wuhan, China in December 2019, resulting in increased travel restrictions and extended shutdown of certain businesses in the region. The impact of
COVID-19
on our business is uncertain at this time and will depend on future developments; however, prolonged closures in China may disrupt the operations of certain of our suppliers, which could negatively impact our business.
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
On November 26, 2018, the parent company of Carrier, UTC, announced that it intended to separate into three independent companies consisting of its aerospace business, its elevator business, and Carrier. UTC indicated the proposed separation is expected to be effected through tax-free
spin-offs of its elevator business and Carrier, subject to the completion of financing and satisfaction of customary conditions, and disclosed that UTC expected to complete the spin-offs in 2020. It is too early to determine whether the proposed spin-off
of Carrier will have any impact on us and our results of operations, and there can be no assurances regarding the ultimate timing of the separation or that the separation will be completed.
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
Decline in Economic Conditions
We rely predominantly on the credit markets and, to a lesser extent, on the capital markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Access to funds under our line of credit is dependent on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on LIBOR, which is one of the base rates under our revolving credit agreement. LIBOR is the subject of recent proposals for reform that currently provide for the phase-out
of LIBOR by 2021. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our debt, as it is currently anticipated that lenders will replace LIBOR with an alternative rate that may exceed what would have been the comparable LIBOR rate. Additionally, disruptions in the credit and capital markets could also result in increased borrowing costs and/or reduced borrowing capacity under our revolving credit agreement. Any long-term disruption could require us to take measures to conserve cash until the markets stabilize, or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include reducing or eliminating dividend payments, deferring capital expenditures, and reducing or eliminating other discretionary uses of cash.
A decline in economic conditions and lack of availability of business and consumer credit could have an adverse effect on our business and results of operations. Any capital or credit market disruption could cause broader economic downturns, which may lead to reduced demand for our products and an increased incidence of customers’ inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur increased levels of bad debt expense. Also, our suppliers may be negatively impacted by deteriorating economic conditions, causing disruption or delay of product availability. These events would adversely impact our results of operations, cash flows, and financial position. Additionally, if the conditions of the capital and credit markets adversely affect the financial institutions that have committed to extend us credit, they may be unable to fund borrowings under such commitments, which could have an adverse impact on our financial condition, liquidity, and our ability to borrow funds for working capital, acquisitions, capital expenditures, and other corporate purposes.
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

International Risk
Our international sales and operations, as well as sourcing of products from suppliers with international operations, are subject to various risks associated with changes in local laws, regulations and policies, including those related to tariffs, trade restrictions and trade agreements, investments, taxation, capital controls, employment regulations, different liability standards, and limitations on the repatriation of funds due to foreign currency controls. Our international sales and operations, as well as sourcing of products from suppliers with international operations, are also sensitive to changes in foreign national priorities, including government budgets, as well as political and economic instability. In addition, prolonged closures in China due to
COVID-19
may disrupt the operations of certain of our suppliers, which could negatively impact our business. Unfavorable changes in any of the foregoing could adversely affect our results of operations or could cause a disruption in our supply chain for products sourced internationally. Additionally, failure to comply with the United States Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
General Risk Factors
Goodwill, Intangibles and Long-Lived Assets
At December 31, 2019, goodwill, intangibles, and long-lived assets represented approximately 39% of our total assets. The recoverability of goodwill, indefinite lived intangibles, and long-lived assets is evaluated at least annually and when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of our reporting unit, indefinite lived intangibles, and long-lived assets are based on the best information available as of the date of the assessment and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment, or market conditions. We cannot assure you that we will not suffer material impairments to goodwill, intangibles, or long-lived assets in the future.
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
Risks Related to our Common Stock
Class B Common Stock and Insider Ownership
As of December 31, 2019, our directors and executive officers and entities affiliated with them owned (i) Common stock representing 1% of the outstanding shares of Common stock and (ii) Class B common stock representing 88% of the outstanding shares of Class B common stock. These interests represent 56% of the aggregate combined voting power (including 51% beneficially owned by Albert H. Nahmad, Chairman and Chief Executive Officer, through shares owned by him and shares held by affiliated limited partnerships and various family trusts). Accordingly, our directors and executive officers collectively have the voting power to elect six members of our nine-person Board of Directors.
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
Securities Analyst Research and Reports
The trading markets for our common stock rely in part on the research and reports that industry or financial analysts publish about us or our business or industry. If one or more of the analysts who cover us downgrade our stock or our industry, or the stock of UTC or any of our competitors, or publish negative or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.
ITEM 2.	PROPERTIES

Our main properties include warehousing and distribution facilities, trucks, and administrative office space.
Warehousing and Distribution Facilities
At December 31, 2019, we operated 606 warehousing and distribution facilities across 38 U.S. states, Canada, Mexico, and Puerto Rico, having an aggregate of approximately 13.4 million square feet of space, of which approximately 13.2 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are sufficient to meet our present operating needs.

Trucks
At December 31, 2019, we operated 629 ground transport vehicles, including delivery and pick-up
trucks, vans, and tractors. Of this number, 377 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.
Administrative Facilities
Senior management and support staff are located at various administrative offices in approximately 0.2 million square feet of space.
ITEM 3.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 19 to our audited consolidated financial statements contained in this Annual Report on Form
10-K
under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 3 of Part I of this Annual Report on Form
10-K.
ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable
.
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our Common stock is listed on the New York Stock Exchange under the ticker symbol WSO, and our Class B common stock is listed on the New York Stock Exchange under the ticker symbol WSOB.
Holders
At February 24, 2020, there were 229 Common stock registered shareholders and 148 Class B common stock registered shareholders.
Shareholder Return Performance
The following graph compares the cumulative five-year total shareholder return attained by holders of our Common stock and Class B common stock relative to the cumulative total returns of the Russell 2000 index, the S&P MidCap 400 index, and the S&P 500 index. Given our position as the largest distributor of HVAC/R equipment, parts and supplies in North America, our unique, sole line of business, the nature of our customers (air conditioning and heating contractors), and the products and markets we serve, we cannot reasonably identify an appropriate peer group; therefore, we have included in the graph below the performance of the Russell 2000 index, the S&P MidCap 400 index, and the S&P 500 index, which contain companies with market capitalizations similar to our own. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2014 and its relative performance is tracked through December 31, 2019.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Watsco, Inc., the Russell 2000 Index,
the S&P Midcap 400 Index and the S&P 500 Index

*	$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.
Copyright
©
2020 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright
©
2020 Russell Investment Group. All rights reserved.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Watsco, Inc.	100.00	112.04	145.65	172.39	145.63	196.53
Watsco Class B	100.00	113.56	146.08	171.07	141.30	197.69
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
S&P MidCap 400 Index	100.00	97.82	118.11	137.30	122.08	154.07
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. No shares were repurchased under this plan during 2019, 2018 or 2017. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of this plan. At December 31, 2019, there were 1,129,087 shares remaining authorized for repurchase under this plan. Shares were last repurchased by the Company in 2008; thus, we did not otherwise repurchase any of our common stock during the quarter ended December 31, 2019.
ITEM 6.	SELECTED FINANCIAL DATA

Our 2019 Annual Report contains “Selected Consolidated Financial Data,” which section is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our 2019 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section is incorporated herein by reference.
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2019 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk,” which section is incorporated herein by reference.
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our 2019 and 2018 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2019, 2018 and 2017, together with the report thereon of KPMG LLP dated February 28, 2020, included in our 2019 Annual Report are incorporated herein by reference.
The 2019 and 2018 unaudited Selected Quarterly Financial Data appearing in our 2019 Annual Report is incorporated herein by reference.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are, among other things, designed to ensure that information required to be disclosed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (“CEO”), Executive Vice President (“EVP”) and Chief Financial Officer (“CFO”), to allow for timely decisions regarding required disclosure and appropriate SEC filings.
Our management, with the participation of our CEO, EVP and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our CEO, EVP and CFO concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, at and as of such date.
Management’s Report on Internal Control over Financial Reporting
Our 2019 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of KPMG LLP dated February 28, 2020, and each is incorporated herein by reference
.
Changes in Internal Control over Financial Reporting
We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of N&S Supply of Fishkill, Inc. (“N&S”), Peirce-Phelps, Inc. (“PPI”) or Dunphey & Associates Supply Co., Inc. (“DASCO”), which collectively represented approximately 7% of our total consolidated assets at December 31, 2019 and approximately 3% of our consolidated revenues for the twelve months ended December 31, 2019. From the respective acquisition dates of November 26, 2019, August 1, 2019 and April 2, 2019 to December 31, 2019, the processes and systems of N&S, PPI and DASCO did not impact the internal controls over financial reporting for our other consolidated subsidiaries.
ITEM 9B.	OTHER INFORMATION

None.

PART III
This part of Form
10-K,
which includes Items 10 through 14, is omitted because we will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of our most recently ended fiscal year, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements . Our consolidated financial statements are incorporated by reference from our 2019 Annual Report.

(2)	Financial Statement Schedules . The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits . The following exhibits are submitted with this Annual Report on Form 10-K or, where indicated, incorporated by reference to other filings.

INDEX TO EXHIBITS

3.1	Composite Articles of Incorporation of Watsco, Inc. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

3.2	Watsco, Inc. Second Amended and Restated Bylaws effective August 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 5, 2016 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference). (P)

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference). (P)

4.3	Description of Capital Stock. #

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
Nineteenth Amendment dated January 1, 2018 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference). *

10.1(u)
Twentieth Amendment dated January 1, 2019 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference). *

10.2

Watsco, Inc. 2014 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2014 Annual Meeting of Shareholders and incorporated herein by reference). *

10.3

Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated April 18, 2011 (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2011 Annual Meeting of Shareholders and incorporated herein by reference). *

10.4
Credit Agreement dated as of December 5, 2018, by and among Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Mexico, S. de R.L. de C.V., as Borrowers, the Other Lenders From Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and Branch Banking and Trust Company, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents (filed as Exhibit 10.1 to the Current Report on Form 8-K on December 11, 2018 and incorporated herein by reference).

10.5
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

10.7	Carrier Enterprise Canada (G.P.), Inc. Shareholders’ Agreement dated as of April 27, 2012 (filed as Exhibit 10.2 to the Current Report on Form 8-K on May 3, 2012 and incorporated herein by reference).

13
2019 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 6, 7, 8 and 9 of this Form 10-K, the 2019 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

21.1	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. #

101.SCH	Inline XBRL Taxonomy Extension Schema Document. #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. #

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL.

#	filed herewith.

+	furnished herewith.

*	Management contract or compensation plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 28, 2020	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, Chief Executive Officer

February 28, 2020	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ A lbert H . N ahmad	Chairman of the Board and Chief Executive Officer	February 28, 2020
Albert H. Nahmad	(principal executive officer)

/s/ A na m . M enendez	Chief Financial Officer	February 28, 2020
Ana M. Menendez	(principal accounting officer and principal financial officer)

/s/ C esar L. A lvarez	Director	February 28, 2020
Cesar L. Alvarez

/s/ J. M ichael C uster	Director	February 28, 2020
J. Michael Custer

/s/ D enise D ickins	Director	February 28, 2020
Denise Dickins

/s/ B rian e . K eeley	Director	February 28, 2020
Brian E. Keeley

/s/ B ob L. M oss	Director	February 28, 2020
Bob L. Moss

/s/ A aron J. N ahmad	Director and President	February 28, 2020
Aaron J. Nahmad

/s/ S teven R ubin	Director	February 28, 2020
Steven Rubin

/s/ G eorge P. S ape	Director	February 28, 2020
George P. Sape