Form 10-Q
period 2020-03-31
WATSCO INC
filed 2020-05-07
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020
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
of the Exchange Act).    Yes
☐
    No
☒
The registrant’s common stock outstanding as of May 4, 2020 comprised (i) 32,758,823 shares of Common stock, $0.50 par value per share, excluding 4,823,988 treasury shares and (ii) 5,599,436 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM
10-Q

2 of 24

PART I.
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarters Ended March 31,
	2020	2019
Revenues	$1,008,156	$931,278
Cost of sales	760,541	697,518

Gross profit	247,615	233,760
Selling, general and administrative expenses	203,386	180,072
Other income	1,014	1,444

Operating income	45,243	55,132
Interest expense, net	790	776

Income before income taxes	44,453	54,356
Income taxes	8,206	10,552

Net income	36,247	43,804
Less: net income attributable to non-controlling interest	5,745	8,767

Net income attributable to Watsco, Inc.	$30,502	$35,037

Earnings per share for Common and Class B common stock:
Basic and Diluted	$0.72	$0.88

See accompanying notes to condensed consolidated unaudited financial statements.
3
of
2
4

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarters Ended March 31,
	2020	2019
Net income	$36,247	$43,804
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(21,929)	5,005
Unrealized gain (loss) on cash flow hedging instruments arising during the period	2,534	(536)
Reclassification of loss (gain) on cash flow hedging instruments into earnings	115	(274)

Other comprehensive (loss) income	(19,280)	4,195
Comprehensive income	16,967	47,999
Less: comprehensive (loss) income attributable to non-controlling interest	(796)	10,179

Comprehensive income attributable to Watsco, Inc.	$17,763	$37,820

See accompanying notes to condensed consolidated unaudited financial statements.
4
of

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,236	$74,454
Accounts receivable, net	574,827	533,810
Inventories	942,815	920,786
Other current assets	21,501	17,680

Total current assets	1,590,379	1,546,730
Property and equipment, net	97,443	98,523
Operating lease right-of-use assets	221,285	223,369
Goodwill	406,998	411,217
Intangible assets, net	160,736	172,004
Investment in unconsolidated entity	95,847	94,833
Other assets	9,141	9,485

	$2,581,829	$2,556,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of lease liabilities	$69,344	$69,421
Accounts payable	311,586	239,666
Accrued expenses and other current liabilities	139,544	152,630

Total current liabilities	520,474	461,717

Long-term obligations:
Borrowings under revolving credit agreement	156,143	155,700
Operating lease liabilities, net of current portion	152,065	154,271
Finance lease liabilities, net of current portion	2,106	2,009

Total long-term obligations	310,314	311,980

Deferred income taxes and other liabilities	68,155	67,697

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,789	18,768
Class B common stock, $0.50 par value	2,821	2,765
Preferred stock, $0.50 par value	—	—
Paid-in capital	920,190	907,877
Accumulated other comprehensive loss, net of tax	(51,789)	(39,050)
Retained earnings	601,771	632,507
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,404,342	1,435,427
Non-controlling interest	278,544	279,340

Total shareholders’ equity	1,682,886	1,714,767

	$2,581,829	$2,556,161

See accompanying notes to condensed consolidated unaudited financial statements.

of
24

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2019	38,194,056	$21,533	$907,877	$(39,050)	$632,507	$(87,440)	$279,340	$1,714,767
Net income					30,502		5,745	36,247
Other comprehensive ( loss )				(12,739)			(6,541)	(19,280)
Issuances of non-vested restricted shares of common stock	113,765	57	(57)					—
Common stock contribution to 401(k) plan	25,216	13	4,530					4,543
Stock issuances from exercise of stock options and employee stock purchase plan	18,674	9	2,532					2,541
Retirement of common stock	(4,828)	(2)	(789)					(791)
Share-based compensation			6,097					6,097
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(61,238)			(61,238)

Balance at March 31, 2020	38,346,883	$21,610	$920,190	$(51,789)	$601,771	$(87,440)	$278,544	$1,682,886

Continued on next page.

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

See accompanying notes to consolidated financial statements.

of
24

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarters Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$36,247	$43,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,479	5,768
Share-based compensation	4,912	3,849
Non-cash contribution to 401(k) plan	4,543	4,274
Provision for doubtful accounts	2,005	1,406
Other income from investment in unconsolidated entity	(1,014)	(1,444)
Other, net	668	(221)
Changes in operating assets and liabilities:
Accounts receivable	(46,534)	(2,329)
Inventories	(27,280)	(55,560)
Accounts payable and other liabilities	66,049	55,350
Other, net	(4,216)	(1,961)

Net cash provided by operating activities	41,859	52,936

Cash flows from investing activities:
Capital expenditures	(3,859)	(4,132)
Proceeds from sale of property and equipment	10	29

Net cash used in investing activities	(3,849)	(4,103)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(61,238)	(59,965)
Repurchases of common stock to satisfy employee withholding tax obligations	(791)	(428)
Net repayments of long-term obligations	(343)	(230)
Proceeds from short-term borrowings	—	2,340
Net proceeds under revolving credit agreement	443	2,300
Net proceeds from issuances of common stock	2,541	1,127

Net cash used in financing activities	(59,388)	(54,856)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,840)	402

Net decrease in cash and cash equivalents	(23,218)	(5,621)
Cash and cash equivalents at beginning of period	74,454	82,894

Cash and cash equivalents at end of period	$51,236	$77,273

See accompanying notes to condensed consolidated unaudited financial statements.

of
24

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2020
(In thousands, except share and per share data)
1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying March 31, 2020 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2019 Annual Report on Form
10-K.
The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier Global Corporation (“Carrier”), in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the quarter ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the
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
Use of Estimates
The preparation of condensed consolidated unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses for the reporting period. Significant estimates include valuation reserves for accounts receivable, net realizable value adjustments to inventories, valuation reserve
s
for income taxes, reserves related to loss contingencies and the valuation of goodwill, indefinite-lived intangible assets and long-lived assets. While we believe that these estimates are reasonable, actual results could differ from such estimates.
Impact of
COVID-19
Pandemic
A novel strain of coronavirus,
COVID-19,
surfaced in December 2019 and has spread around the world, including to the United States In March 2020, the World Health Organization declared
COVID-19
a pandemic. The
COVID-19
pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely adversely affect our business and results of operations. Although these disruptions are expected to be temporary, significant uncertainty exists concerning the magnitude of the impact and duration of the
COVID-19
pandemic. As we cannot predict the duration or scope of the
COVID-19
pandemic, the anticipated negative financial impact to our results of operations cannot be reasonably estimated but could be material and last for an extended period of time.
Recently Adopted Accounting Standards
Financial Instruments—Credit Losses
In June 2016, the
Financial Accounting Standards Board (“FASB”) issued guidance that modifies the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, contract assets, long-term receivables and off-balance
sheet credit exposures. Under the new standard, an entity will be required to consider a broader range of information to estimate expected credit losses, including historical information, current conditions and a reasonable forecast period, which may result in earlier recognition of certain losses. This guidance is effective for interim and annual periods beginning after December 15, 2019 using a modified retrospective approach. The adoption of this guidance did not have a material impact on our consolidated financial statements.

of

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

2 .	REVENUES

Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

Quarters Ended March 31,	2020	2019
Primary Geographical Regions:
United States	$899,545	$806,511
Canada	55,341	59,256
Latin America and the Caribbean	53,270	65,511

	$1,008,156	$931,278

Major Product Lines:
HVAC equipment	66%	67%
Other HVAC products	30%	29%
Commercial refrigeration products	4%	4%

	100%	100%

10 of 24

3 .	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

Quarters Ended March 31,	2020	2019
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$30,502	$35,037
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	5,233	4,924

Earnings allocated to Watsco, Inc. shareholders	$25,269	$30,113

Weighted-average common shares outstanding – Basic	34,995,048	34,388,117

Basic earnings per share for Common and Class B common stock	$0.72	$0.88
Allocation of earnings for Basic:
Common stock	$23,409	$27,856
Class B common stock	1,860	2,257

	$25,269	$30,113

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$30,502	$35,037
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	5,233	4,924

Earnings allocated to Watsco, Inc. shareholders	$25,269	$30,113

Weighted-average common shares outstanding – Basic	34,995,048	34,388,117
Effect of dilutive stock options	28,941	14,485

Weighted-average common shares outstanding – Diluted	35,023,989	34,402,602

Diluted earnings per share for Common and Class B common stock	$0.72	$0.88

Anti-dilutive stock options not included above	164,130	322,584

Diluted earnings per share for our Common stock assumes the conversion of all of
our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At March 31, 2020 and 2019, our outstanding Class B common stock was convertible into 2,575,740 and 2,577,875 shares of our Common stock, respectively.

4.	OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized gains (losses) on cash flow hedging instruments. The tax effects allocated to each component of other comprehensive (loss) income were as follows:

Quarters Ended March 31,	2020	2019
Foreign currency translation adjustment	$(21,929)	$5,005

Unrealized gain (loss) on cash flow hedging instruments	3,473	(735)
Income tax (expense) benefit	(939)	199

Unrealized gain (loss) on cash flow hedging instruments, net of tax	2,534	(536)

Reclassification of loss (gain) on cash flow hedging instruments into earnings	157	(375)
Income tax (benefit) expense	(42)	101

Reclassification of loss (gain) on cash flow hedging instruments into earnings, net of tax	115	(274)

Other comprehensive (loss) income	$(19,280)	$4,195

11 of 24

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Quarters Ended March 31,	2020	2019
Foreign currency translation adjustment:
Beginning balance	$(38,599)	$(46,604)
Current period other comprehensive (loss) income	(14,328)	3,269

Ending balance	(52,927)	(43,335)

Cash flow hedging instruments:
Beginning balance	(451)	636
Current period other comprehensive income (loss)	1,520	(322)
Reclassification adjustment	69	(164)

Ending balance	1,138	150

Accumulated other comprehensive loss, net of tax	$(51,789)	$(43,185)

5 .	DERIVATIVES

We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.
Cash Flow Hedging Instruments
We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. Accordingly, at March 31, 2020, all of
our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at March 31, 2020 was $48,200, and such contracts have varying terms expiring through December 2020.
The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

Quarters Ended March 31,	2020	2019
Gain (loss) recorded in accumulated other comprehensive loss	$3,473	$(735)
Loss (gain) reclassified from accumulated other comprehensive loss into earnings	$157	$(375)

At March 31, 2020, we expected an estimated $2,597
pre-tax
gain to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.
Derivatives Not Designated as Hedging Instruments
We have also entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at March 31,
2020
was $4,900,
and such contracts subsequently expired during April 2020.
We recognized a gain (loss)
of $829 and $
(
113
)
from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended March 31,
2020
and
2019
, respectively.
The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.
See Note
6
.
12 of 24

	Asset Derivatives		Liability Derivatives
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments	$2,604	$—	$56	$944
Derivatives not designated as hedging instruments	122	—	4	63

Total derivative instruments	$2,726	$—	$60	$1,007

6 .	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

	Balance Sheet Location	Total	Fair Value Measurements at March 31, 2020 Using
			Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$2,726	$—	$2,726	$—
Equity securities	Other assets	$269	$269	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$60	$—	$60	$—

	Balance Sheet Location	Total	Fair Value Measurements at December 31, 2019 Using
			Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$402	$402	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$1,007	$—	$1,007	$—

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
5
. Fair value is based on observable market inputs, such as forward rates in active markets; therefore, we classify these derivatives within Level 2 of the valuation hierarchy.
7 .	SHAREHOLDERS’ EQUITY

Common Stock Dividends
We paid cash dividends of $1.60
per share of both Common stock and Class B common stock during both the quarters ended March 31, 2020 and 2019.
Non-Vested
Restricted Stock
During the quarter ended March 31, 2020, 4,828 shares of Common and Class B common stock with an aggregate fair market value of $791 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery. During the quarter ended March 31, 2019, 2,985 shares of Common and Class B common stock with an aggregate fair market value of $428 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.
13 of 24

Exercise of Stock Options
Cash received from the exercise of stock options during the quarters ended
March 31, 2020 and 2019 was $2,188 and $717, respectively.
Employee Stock Purchase Plan
During the quarters ended March 31, 2020 and 2019, we received net proceeds of $353 and $410, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

8 .	COMMITMENTS AND CONTINGENCIES
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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $3,809 and $3,062 at March 31, 2020 and December 31, 2019, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.
9 .	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 57% and 61% of all inventory purchases made during the quarters ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, approximately $125,000 and $86,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2020 and 2019 included approximately $22,000 and $21,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.
10.	SUBSEQUENT EVENTS
On April 3, 2020, United Technologies Corporation completed the spin-off
of Carrier Corporation into an independent, publicly traded company, now named Carrier Global Corporation (NYSE: CARR).
On April 10, 2020, we increased the aggregate borrowing capacity of our unsecured syndicated multicurrency revolving credit agreement from $500,000 to $560,000.
14 of 24

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
•	general economic conditions, both in the United States and in the international markets we serve;

•	competitive factors within the HVAC/R industry;

•	effects of supplier concentration;

•	fluctuations in certain commodity costs;

•	consumer spending;

•	consumer debt levels;

•	the impact of COVID-19 pandemic;

•	new housing starts and completions;

•	capital spending in the commercial construction market;

•	access to liquidity needed for operations;

•	seasonal nature of product sales;

•	weather patterns and conditions;

•	insurance coverage risks;

•	federal, state, and local regulations impacting our industry and products;

•	prevailing interest rates;

•	foreign currency exchange rate fluctuations;

•	international risk;

•	cybersecurity risk; and

•	the continued viability of our business strategy.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see the discussion below under Impact of
COVID-19
Pandemic, Item 1A “Risk Factors” contained in Part II of this Quarterly Report on this Form
10-Q
and Item 1A “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2019, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.
The following information should be read in conjunction with the condensed consolidated unaudited financial statements, including the notes thereto, included under Part I, Item 1 of this Quarterly Report on Form
10-Q.
In addition, reference should be made to our audited consolidated financial statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form
10-K
for the year ended December 31, 2019.
Company Overview
Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At March 31, 2020, we operated from 603 locations in 38 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.
15 of 24

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
operating leases.
Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
Impact of
COVID-19
Pandemic
A novel strain of coronavirus,
COVID-19,
surfaced in December 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared
COVID-19
a pandemic. The
COVID-19
pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to adversely affect our business and results of operations. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the
COVID-19
pandemic. A few of our locations experienced short-term closures for
COVID-19
employee health concerns or are operating at a diminished capacity, which impacted sales during the quarter and through the date of this filing and may negatively impact sales until the
COVID-19
pandemic moderates. As of the date of this filing, while all of our locations currently continue to operate, we have restricted public access to our branches and have instituted contactless sales and servicing capabilities to safeguard our employees and customers.
COVID-19
related factors that have impacted, or may negatively impact, sales, gross margin and other results of operations in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness or other disruptions caused by the pandemic, including local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our customers to conduct their businesses and purchase our products; and limitations on the ability of our customers to pay us on a timely basis. Moreover, the
COVID-19
pandemic could alter the mix of our business due to a shift in consumer demand towards repair of equipment rather than replacement, as well as changes in our sales mix toward value-oriented equipment and lower demand and/or disruption to new construction and commercial markets, which would result in a reduction in our sales and consequential gross margin.
In response to the pandemic, we are implementing modifications to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time. Certain states have issued executive orders requiring that all workers remain at home unless their work is critical, essential, or life-sustaining. We believe that, based on the various standards published to date, the work our employees are performing is essential.
With respect to liquidity, our balance sheet remains strong with cash of $51.2 million, debt of $156.1 million and shareholders’ equity of $1.7 billion at March 31, 2020. In April 2020, we increased our borrowing capacity under our existing revolving credit facility from $500.0 million to $560.0 million with no change to pricing or terms. Our quarterly dividend plans remain currently unchanged, most recently $1.775 per share. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects. During these uncertain times, we believe that our scale, our current low debt-level, conservative leverage ratio, and our historical ability to generate cash flow positions us well as we work through the impacts of the
COVID-19
pandemic.
In addition, we have taken actions to reduce costs, including reductions in fixed-cost compensation, rent abatement, changes to vendor terms and various austerity measures to curtail discretionary spending in light of the circumstances. Other variable costs, including hourly wages, overtime, sales commissions, temporary labor, performance-based compensation, advertising, and delivery expenses are expected to moderate consistent with our overall business activity.
The full impact of the
COVID-19
pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our customers and suppliers, how quickly normal economic conditions and operations resume and whether the pandemic exacerbates other risks disclosed in Item 1A “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2019. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
16 of 24

Joint Ventures with Carrier Global Corporation
On April 3, 2020, United Technologies Corporation completed the spin-off
of Carrier Corporation into an independent, publicly traded company, named Carrier Global Corporation (“Carrier”).
In 2009, we formed a joint venture with Carrier, which we refer to as Carrier Enterprise I, in which Carrier contributed 95 of its company-owned locations in 13 Sun Belt states and Puerto Rico, and its export division in Miami, Florida, and we contributed 15 locations that distributed Carrier products. We have an 80% controlling interest in Carrier Enterprise I, and Carrier has a 20%
non-controlling
interest. On August 1, 2019, Carrier Enterprise I acquired substantially all of the HVAC assets and assumed certain of the liabilities of Peirce-Phelps, Inc. (“PPI”), an HVAC distributor operating from 19 locations in Pennsylvania, New Jersey, and Delaware.
In 2011, we formed a second joint venture with Carrier, in which Carrier contributed 28 of its company-owned locations in the Northeast U.S., and we contributed 14 locations in the Northeast U.S., and we then purchased Carrier’s distribution operations in Mexico, which included seven locations. Collectively, the Northeast locations and the Mexico operations are referred to as Carrier Enterprise II. We have an 80% controlling interest in Carrier Enterprise II, and Carrier has a 20%
non-controlling
interest. Effective May 31, 2019, we purchased an additional 20% ownership interest in Homans Associates II LLC (“Homans”) from Carrier Enterprise II, following which we owned 100% of Homans. Homans previously operated as a division of Carrier Enterprise II and now operates as one of our stand-alone, wholly owned subsidiaries.
In 2012, we formed a third joint venture, which we refer to as Carrier Enterprise III, with Carrier. Carrier contributed 35 of its company-owned locations in Canada to Carrier Enterprise III. We have a 60% controlling interest in Carrier Enterprise III, and Carrier has a 40%
non-controlling
interest.
Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon the condensed consolidated unaudited financial statements included in this Quarterly Report on Form
10-Q,
which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated unaudited financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. At least quarterly, management reevaluates its judgments and estimates, which are based on historical experience, current trends, and various other assumptions that are believed to be reasonable under the circumstances.
Our critical accounting policies are included in our 2019 Annual Report on Form
10-K,
as filed with the SEC on February 28, 2020. We believe that there have been no significant changes during the quarter ended March 31, 2020 to the critical accounting policies disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2019.
New Accounting Standards
Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form
10-Q
for a discussion of recently adopted accounting standards.
Results of Operations
The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters ended March 31, 2020 and 2019:
17 of 24

	2020	2019
Revenues	100.0%	100.0%
Cost of sales	75.4	74.9

Gross profit	24.6	25.1
Selling, general and administrative expenses	20.2	19.3
Other income	0.1	0.2

Operating income	4.5	5.9
Interest expense, net	0.1	0.1

Income before income taxes	4.4	5.8
Income taxes	0.8	1.1

Net income	3.6	4.7
Less: net income attributable to non-controlling interest	0.6	0.9

Net income attributable to Watsco, Inc.	3.0%	3.8%

Note: Due to rounding, percentages may not add up to 100.
The following narratives reflect our acquisition of the HVAC distribution businesses of N&S Supply of Fishkill, Inc. (“N&S”) in November 2019, PPI in August 2019, Dunphey & Associates Supply Co., Inc. (“DASCO”) in April 2019, as well as the purchase of an additional 1.8% ownership interest in Russell Sigler, Inc. (“RSI”) in April 2019, and the purchase of an additional 20% ownership interest in Homans effective May 31, 2019. We did not acquire any businesses during the quarters ended March 31, 2020 or 2019.
In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At March 31, 2020 and 2019, seven and nine locations, respectively, that we opened were near existing locations and were therefore included in “same-store basis” information.
The table below summarizes the changes in our locations for the 12 months ended March 31, 2020:

Number of Locations
March 31, 2019	575
Opened	8
Acquired	33
Closed	(10)

December 31, 2019	606
Opened	1
Closed	(4)

March 31, 2020	603

Revenues
Revenues for the first quarter of 2020 increased $76.9 million, or 8%, as compared to the first quarter of 2019, including $61.0 million attributable to the new locations acquired and $1.5 million from other locations opened during the preceding 12 months, offset by $2.9 million from locations closed. Sales of HVAC equipment (66% of sales) increased 7%, sales of other HVAC products (30% of sales) increased 9% and sales of commercial refrigeration products (4% of sales) were flat. On a same-store basis, revenues increased $17.3 million, or 2%, as compared to the same period in 2019, reflecting a 2% increase in sales of HVAC equipment (67% of sales), which included a 4% increase in residential HVAC equipment (5% increase in U.S. markets and an 11% decrease in international markets), a 2% increase in sales of other HVAC products (29% of sales) and flat sales of commercial refrigeration products (4% of sales). For HVAC equipment, the increase in revenues was primarily due to demand for the replacement of residential HVAC equipment and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, resulting in a 4% increase in volume and a 1% increase in the average selling price.
Gross Profit
Gross profit for the first quarter of 2020 increased $13.9 million, or 6%, as compared to the first quarter of 2019, primarily as a result of increased revenues. Gross profit margin for the quarter ended March 31, 2020 declined 50 basis-points to 24.6% versus 25.1%, primarily due to lower benefit of pricing actions taken by our HVAC equipment suppliers and overall competitive conditions.
18 of 24

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2020 increased $23.3 million, or 13%, as compared to the first quarter of 2019, primarily due to newly acquired locations. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2020 increased to 20.2% versus 19.3% for the same period in 2019. On a same-store basis, selling, general and administrative expenses increased 4% as compared to the same period in 2019, primarily due to additional employee headcount and related employee benefit costs and increased costs related to ongoing technology initiatives.
Other Income
Other income of $1.0 million and $1.4 million for the first quarters of 2020 and 2019, respectively, represents our share of the net income of RSI.
Interest Expense, Net
Interest expense, net, for the first quarter of 2020 increased 2%, primarily as a result of an increase in average outstanding borrowings, partially offset by a lower effective interest rate for the 2020 period, in each case under our revolving credit facility, as compared to the same period in 2019.
Income Taxes
Income taxes decreased to $8.2 million for the first quarter of 2020, as compared to $10.6 million for the first quarter of 2019, and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 21.0% and 22.7% for the quarters ended March 31, 2020 and 2019, respectively. The decrease was primarily due to higher share-based payment tax benefits in 2020 as compared to the same period in 2019.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco for the quarter ended March 31, 2020 decreased $4.5 million, or 13%, compared to the same period in 2019. The decrease was primarily driven by higher selling, general and administrative expenses, partially offset by higher revenues, a reduction in income taxes and a decrease in net income attributable to the non-controlling
interest, as discussed above.
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
As of March 31, 2020, we had $51.2 million of cash and cash equivalents, of which $39.0 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions.
19 of 24

We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement are sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.
Our access to funds under our revolving credit agreement depends on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on LIBOR, which is one of the base rates under our revolving credit agreement. LIBOR is the subject of recent proposals for reform that currently provide for the phase-out
of LIBOR by 2021. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our debt, as it is currently anticipated that lenders will replace LIBOR with the Secured Overnight Financing Rate (“SOFR”), which may exceed what would have been the comparable LIBOR rate. Additionally, disruptions in the credit and capital markets could also result in increased borrowing costs and/or reduced borrowing capacity under our revolving credit agreement.
Working Capital
Working capital decreased to $1,069.9 million at March 31, 2020 from $1,085.0 million at December 31, 2019.
Cash Flows
The following table summarizes our cash flow activity for the quarters ended March 31, 2020 and 2019 (in millions):

	2020	2019	Change
Cash flows provided by operating activities	$41.9	$52.9	$(11.0)
Cash flows used in investing activities	$(3.8)	$(4.1)	$0.3
Cash flows used in financing activities	$(59.4)	$(54.9)	$(4.5)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form
10-Q.
Operating Activities
The decrease in net cash provided by operating activities was primarily due to higher accounts receivable driven by increased sales volume, timing of collections and lower net income, partially offset by a reduction in the level seasonal increases in inventory in 2020 as compared to 2019.
Investing Activities
Net cash used in investing activities was lower due to a decrease in capital expenditures in 2020.
Financing Activities
The increase in net cash used in financing activities was primarily attributable to lower borrowing requirements and an increase in dividends paid in 2020.
Revolving Credit Agreement
We maintain an unsecured, syndicated multicurrency revolving credit agreement, which we use to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. On April 10, 2020, we increased the aggregate borrowing capacity of our revolving credit agreement from $500.0 million to $560.0 million. The credit facility has a seasonal component from October 1 to March 31, during which the borrowing capacity may be reduced to $460.0 million at our discretion (which would effectively reduce fees payable in respect of the unused portion of the commitment). Included in the credit facility are a $100.0 million swingline subfacility, a $10.0 million letter of credit subfacility, a $75.0 million alternative currency borrowing sublimit and an $8.0 million Mexican borrowing sublimit. The credit agreement matures on December 5, 2023.
At March 31, 2020 and December 31, 2019, $156.1 million and $155.7 million, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2020.
20 of 24

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
Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders. Pursuant to the Shareholders’ Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. At March 31, 2020, the estimated purchase amount we would be contingently liable for was approximately $142.0 million. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement will be sufficient to purchase any additional ownership interests in RSI.
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
Common Stock Dividends
We paid cash dividends of $1.60 per share of Common stock and Class B common stock during both the quarters ended March 31, 2020 and 2019. On April 1, 2020, our Board of Directors declared a regular quarterly cash dividend of $1.775 per share of both Common and Class B common stock that was paid on April 30, 2020 to shareholders of record as of April 15, 2020. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.
Company Share Repurchase Program
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At March 31, 2020, there were 1,129,087 shares remaining authorized for repurchase under the program.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form
10-K
for the year ended December 31, 2019.
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
21 of 24

Changes in Internal Control over Financial Reporting
We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of N&S, PPI or DASCO, which collectively represented approximately 7% of our total consolidated assets at March 31, 2020 and approximately 6% of our consolidated revenues for the quarter ended March 31, 2020. From the respective acquisition dates of November 26, 2019, August 1, 2019 and April 2, 2019 to March 31, 2020, the processes and systems of N&S, PPI and DASCO did not impact the internal controls over financial reporting for our other consolidated subsidiaries.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 8 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form
10-Q
under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form
10-Q.
ITEM 1A. RISK FACTORS
Information about risk factors for the quarter ended March 31, 2019 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2019, except for the addition of the following risk factor.
COVID-19
Pandemic
A novel strain of coronavirus,
COVID-19,
surfaced in December 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared
COVID-19
a pandemic. The
COVID-19
pandemic began to impact our operations late in the first quarter of 2020 and is likely to continue to adversely affect our business and results of operations, including as a result of government authorities imposing mandatory closures, work-from-home orders and social distancing protocols, or imposing other restrictions. These actions could materially adversely affect our ability to adequately staff and maintain our operations, impair our ability to sustain sufficient financial liquidity and adversely impact our financial results. While our locations continue to operate, we have restricted public access to our branches and a few of our locations experienced short-term closures for
COVID-19
employee health concerns or are operating at a diminished capacity, negatively impacting sales at the end of the first quarter of 2020 and through the date of this filing. As we cannot predict the duration or scope of the
COVID-19
pandemic, the anticipated negative financial impact to our results of operations cannot be reasonably estimated but could be material and last for an extended period of time.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On March 9, 2020, we issued 25,216 shares of our Common stock to our Profit Sharing Retirement Plan & Trusts (the “Plans”) representing the employer match under the Plans for the plan year ended December 31, 2019, without registration. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof. The Plans are profit sharing retirement plans that are qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Plans are held in a single trust fund for the benefit of our employees, and no Plan holds assets for the benefit of the employees of any other employer. All of the contributions to the Plans from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plans as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

22 of 24

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

10.1 #	Twenty-First Amendment dated January 1, 2020 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

10.2
Revolving Credit Increase and Joinder Agreement, dated as of April 10, 2020, by and among Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Mexico, S. de R.L. de C.V., as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, and PNC Bank N.A. as a joining Lender, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 16, 2020 and incorporated by reference herein.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

#	filed herewith.

+	furnished herewith.

23 of 24

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 7, 2020	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

24 of 24