Form 10-Q
period 2020-06-30
WATSCO INC
filed 2020-08-06
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2020
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
of the Exchange Act).

Yes  ☐

No  ☒
The registrant’s common stock outstanding as of August 3, 2020 comprised (i) 32,822,626 shares of Common stock, $0.50 par value per share, excluding 4,823,988 treasury shares and (ii) 5,597,873 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM
10-Q

2 of 27

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)
	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$1,355,385	$1,371,854	$2,363,541	$2,303,132
Cost of sales	1,036,186	1,043,870	1,796,727	1,741,388

Gross profit	319,199	327,984	566,814	561,744
Selling, general and administrative expenses	194,053	196,549	397,439	376,621
Other income	4,103	2,965	5,117	4,409

Operating income	129,249	134,400	174,492	189,532
Interest expense, net	283	1,212	1,073	1,988

Income before income taxes	128,966	133,188	173,419	187,544
Income taxes	24,724	25,278	32,930	35,830

Net income	104,242	107,910	140,489	151,714
Less: net income attributable to non-controlling interest	17,664	17,755	23,409	26,522

Net income attributable to Watsco, Inc.	$86,578	$90,155	$117,080	$125,192

Earnings per share for Common and Class B common stock:
Basic	$2.26	$2.40	$3.03	$3.34

Diluted	$2.26	$2.40	$3.02	$3.34

See accompanying notes to condensed consolidated unaudited financial statements.
3 of 2
7

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$104,242	$107,910	$140,489	$151,714
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	9,823	5,297	(12,106)	10,302
Unrealized (loss) gain on cash flow hedging instruments	(1,170)	(517)	1,364	(1,053)
Reclassification of gain on cash flow hedging instruments into earnings	(297)	(128)	(182)	(402)

Other comprehensive income (loss)	8,356	4,652	(10,924)	8,847

Comprehensive income	112,598	112,562	129,565	160,561
Less: comprehensive income attributable to non-controlling interest	20,499	19,368	19,703	29,547

Comprehensive income attributable to Watsco, Inc.	$92,099	$93,194	$109,862	$131,014

See accompanying notes to condensed consolidated unaudited financial statements.
4 of 2
7

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,573	$74,454
Accounts receivable, net	676,569	533,810
Inventories	854,368	920,786
Other current assets	20,959	17,680

Total current assets	1,631,469	1,546,730
Property and equipment, net	97,143	98,523
Operating lease right-of-use assets	226,544	223,369
Goodwill	408,772	411,217
Intangible assets, net	163,638	172,004
Investment in unconsolidated entity	99,950	94,833
Other assets	9,211	9,485

	$2,636,727	$2,556,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of lease liabilities	$69,823	$69,421
Accounts payable	377,445	239,666
Accrued expenses and other current liabilities	191,590	152,630

Total current liabilities	638,858	461,717

Long-term obligations:
Borrowings under revolving credit agreement	33,357	155,700
Operating lease liabilities, net of current portion	157,214	154,271
Finance lease liabilities, net of current portion	2,315	2,009

Total long-term obligations	192,886	311,980

Deferred income taxes and other liabilities	68,901	67,697

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,804	18,768
Class B common stock, $0.50 par value	2,826	2,765
Preferred stock, $0.50 par value	—	—
Paid-in capital	928,845	907,877
Accumulated other comprehensive loss, net of tax	(46,268)	(39,050)
Retained earnings	620,272	632,507
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,437,039	1,435,427
Non-controlling interest	299,043	279,340

Total shareholders’ equity	1,736,082	1,714,767

	$2,636,727	$2,556,161

See accompanying notes to condensed consolidated unaudited financial statements.
5 of 2
7

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2019	38,194,056	$21,533	$907,877	$(39,050)	$632,507	$(87,440)	$279,340	$1,714,767
Net income					30,502		5,745	36,247
Other comprehensive (loss)				(12,739)			(6,541)	(19,280)
Issuances of non-vested restricted shares of common stock	113,765	57	(57)					—
Common stock contribution to 401(k) plan	25,216	13	4,530					4,543
Stock issuances from exercise of stock options and employee stock purchase plan	18,674	9	2,532					2,541
Retirement of common stock	(4,828)	(2)	(789)					(791)
Share-based compensation			6,097					6,097
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(61,238)			(61,238)

Balance at March 31, 2020	38,346,883	21,610	920,190	(51,789)	601,771	(87,440)	278,544	1,682,886

Net income					86,578		17,664	104,242
Other comprehensive income				5,521			2,835	8,356
Issuances of non-vested restricted shares of common stock	15,500	8	(8)					—
Stock issuances from exercise of stock options and employee stock p urchase plan	32,073	16	4,529					4,545
Retirement of common stock	(6,377)	(4)	(1,092)					(1,096)
Share-based compensation			5,226					5,226
Cash dividends declared and paid on Common and Class B common stock, $1.775 per share					(68,077)			(68,077)

Balance at June 30, 2020	38,388,079	$21,630	$928,845	$(46,268)	$620,272	$(87,440)	$299,043	$1,736,082

Continued on next page.
6 of 2
7

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2018	37,461,643	$21,167	$832,121	$(45,968)	$627,969	$(87,440)	$253,864	$1,601,713
Net income					35,037		8,767	43,804
Other comprehensive income				2,783			1,412	4,195
Issuances of non-vested restricted shares of common stock	77,049	39	(39)					—
Forfeitures of non-vested r estricted shares of common stock	(5,000)	(3)	3					—
Common stock contribution to 401(k) plan	30,715	15	4,259					4,274
Stock issuances from exercise of stock options and employee stock purchase plan	8,925	4	1,121					1,125
Retirement of common stock	(2,985)	(1)	(427)					(428)
Share-based compensation			4,537					4,537
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(59,965)			(59,965)

Balance at March 31, 2019	37,570,347	21,221	841,575	(43,185)	603,041	(87,440)	264,043	1,599,255

Net income					90,155		17,755	107,910
Other comprehensive income				3,039			1,613	4,652
Issuances of non-vested restricted shares of common stock	26,354	13	(13)					—
Stock issuances from exercise of stock options and employee stock purchase plan	15,807	9	1,942					1,951
Retirement of common stock	(3,608)	(2)	(553)					(555)
Share-based compensation			4,324					4,324
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(60,213)			(60,213)
Common stock issued for Dunphey & Associates Supply Co., Inc.	50,952	25	7,425					7,450
Investment in unconsolidated entity							988	988
Decrease in non-controlling interest in Carrier Enterprise II			(25,768)				(6,632)	(32,400)

Balance at June 30, 2019	37,659,852	$21,266	$828,932	$(40,146)	$632,983	$(87,440)	$277,767	$1,633,362

See accompanying notes to condensed consolidated unaudited financial statements.
7 of 2
7

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$140,489	$151,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,898	11,656
Share-based compensation	10,140	8,174
Deferred income tax provision	1,676	1,156
Other income from investment in unconsolidated entity	(5,117)	(4,409)
Other, net	6,475	5,644
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(146,512)	(146,441)
Inventories	63,432	(117,591)
Accounts payable and other liabilities	182,957	161,685
Other, net	(5,183)	(3,141)

Net cash provided by operating activities	261,255	68,447

Cash flows from investing activities:
Capital expenditures	(8,019)	(9,197)
Business acquisition, net of cash acquired	—	(16,761)
Investment in unconsolidated entity	—	(4,940)
Proceeds from sale of property and equipment	37	92

Net cash used in investing activities	(7,982)	(30,806)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(129,315)	(120,178)
Net (repayments) proceeds under revolving credit agreement	(122,343)	84,400
Repurchases of common stock to satisfy employee withholding tax obligations	(1,034)	(983)
Net repayments of long-term obligations	(651)	(230)
Payment of fees related to revolving credit agreement	(189)	—
Purchase of additional ownership from non-controlling interest	—	(32,400)
Proceeds from non-controlling interest for investment in unconsolidated entity	—	988
Net proceeds from issuances of common stock	6,233	3,076
Net cash used in financing activities	(247,299)	(65,327)

Effect of foreign exchange rate changes on cash and cash equivalents	(855)	707

Net increase (decrease) in cash and cash equivalents	5,119	(26,979)
Cash and cash equivalents at beginning of period	74,454	82,894

Cash and cash equivalents at end of period	$79,573	$55,915

Supplemental cash flow information:
Common stock issued for Dunphey & Associates Supply Co., Inc.	—	$7,450
See accompanying notes to condensed consolidated unaudited financial statements.
8 of 2
7

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2020
(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying June 30, 2020 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2019 Annual Report on Form
10-K.
On April 3, 2020, United Technologies Corporation completed the spin-off of Carrier Corporation into an independent, publicly traded company, now named Carrier Global Corporation (NYSE: CARR), which we refer to as Carrier.
The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier
,
in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the quarter and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
Use of Estimates
The preparation of condensed consolidated unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses for the reporting period. Significant estimates include valuation reserves for accounts receivable, net realizable value adjustments to inventories, valuation reserves for income taxes, reserves related to loss contingencies and the valuation of goodwill, indefinite-lived intangible assets and long-lived assets. While we believe that these estimates are reasonable, actual results could differ from such estimates.
Impact of COVID-19 Pandemic
A novel strain of coronavirus, COVID-19, surfaced in December 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic.

The COVID-19 pandemic has impacted and could further impact our operations and the operations of our suppliers and vendors as a result of quarantines, facility closures, illnesses, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the magnitude, duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our employees, customers, suppliers, and vendors, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred as a result of
the
 C
OVID-19
pandemic
. Therefore, we cannot reasonably estimate the impact at this time.
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
9 of 2
7

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

2.	REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Primary Geographical Regions:
United States	$1,226,649	$1,219,208	$2,126,193	$2,025,719
Canada	71,917	77,751	127,258	137,007
Latin America and the Caribbean	56,819	74,895	110,090	140,406

	$1,355,385	$1,371,854	$2,363,541	$2,303,132

Major Product Lines:
HVAC equipment	71%	69%	69%	68%
Other HVAC products	26%	28%	28%	28%
Commercial refrigeration products	3%	3%	3%	4%

	100%	100%	100%	100%

10 of 2
7

3.	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$86,578	$90,155	$117,080	$125,192
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	7,439	7,512	11,082	10,355

Earnings allocated to Watsco, Inc. shareholders	$79,139	$82,643	$105,998	$114,837

Weighted-average common shares outstanding—Basic	35,042,958	34,435,099	35,019,003	34,411,738

Basic earnings per share for Common and Class B common stock	$2.26	$2.40	$3.03	$3.34
Allocation of earnings for Basic:
Common stock	$73,323	$76,456	$98,202	$106,234
Class B common stock	5,816	6,187	7,796	8,603

	$79,139	$82,643	$105,998	$114,837

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$86,578	$90,155	$117,080	$125,192
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	7,439	7,511	11,082	10,354

Earnings allocated to Watsco, Inc. shareholders	$79,139	$82,644	$105,998	$114,838

Weighted-average common shares outstanding—Basic	35,042,958	34,435,099	35,019,003	34,411,738
Effect of dilutive stock options	21,753	27,861	25,347	21,210

Weighted-average common shares outstanding—Diluted	35,064,711	34,462,960	35,044,350	34,432,948

Diluted earnings per share for Common and Class B common stock	$2.26	$2.40	$3.02	$3.34

Anti-dilutive stock options not included above	208,641	174,457	182,122	213,270
Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At June 30, 2020 and 2019, our outstanding Class B common stock was convertible into 2,575,482 and 2,577,858 shares of our Common stock, respectively.
11 of 2
7

4.	OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized (losses) gains on cash flow hedging instruments. The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency translation adjustment	$9,823	$5,297	$(12,106)	$10,302

Unrealized (loss) gain on cash flow hedging instruments	(1,606)	(709)	1,867	(1,444)
Income tax benefit (expense)	436	192	(503)	391

Unrealized (loss) gain on cash flow hedging instruments, net of tax	(1,170)	(517)	1,364	(1,053)

Reclassification of gain on cash flow hedging instruments into earnings	(406)	(176)	(249)	(551)
Income tax expense	109	48	67	149

Reclassification of gain on cash flow hedging instruments into earnings, net of tax	(297)	(128)	(182)	(402)

Other comprehensive income (loss)	$8,356	$4,652	$(10,924)	$8,847

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Six Months Ended June 30,	2020	2019
Foreign currency translation adjustment:
Beginning balance	$(38,599)	$(46,604)
Current period other comprehensive (loss) income	(7,927)	6,695

Ending balance	(46,526)	(39,909)

Cash flow hedging instruments:
Beginning balance	(451)	636
Current period other comprehensive income (loss)	818	(631)
Reclassification adjustment	(109)	(242)

Ending balance	258	(237)

Accumulated other comprehensive loss, net of tax	$(46,268)	$(40,146)

5.	PURCHASE OF OWNERSHIP INTEREST FROM JOINT VENTURE
Effective May 31, 2019, we purchased an additional 20% ownership interest in Homans Associates II LLC (“Homans”) from our second joint venture with Carrier, Carrier Enterprise Northeast, LLC
,

which we refer to as
Carrier Enterprise II
,
 for cash consideration of $32,400, which increased our ownership in Homans to 100%. Homans previously operated as a division of Carrier Enterprise II and subsequent to the purchase operates as a stand-alone subsidiary of the Company with 17 locations in the Northeastern U.S.

6.	INVESTMENT IN UNCONSOLIDATED ENTITY
On June 21, 2017, our first joint venture with Carrier, Carrier Enterprise, LLC, which we refer to as Carrier Enterprise I, acquired a 34.9% ownership interest in Russell Sigler, Inc. (“RSI”), an HVAC distributor operating from 30 locations in the Western U.S. We have an 80% controlling interest in Carrier Enterprise I, and Carrier has a 20%
non-controlling
interest. Carrier Enterprise I acquired its ownership interest in RSI for cash consideration of $63,600, of which we contributed $50,880 and Carrier contributed $12,720. Effective June 29, 2018, Carrier Enterprise I acquired an additional 1.4% ownership interest in RSI, which increased Carrier Enterprise I’s ownership interest in RSI to 36.3% for cash consideration of $3,760, of which we contributed $3,008 and Carrier contributed $752. Effective April 22, 2019, Carrier Enterprise I acquired an additional 1.8% ownership interest in RSI for cash consideration of $4,940, of which we contributed $3,952 and Carrier contributed $988. This acquisition increased Carrier Enterprise I’s ownership interest in RSI to 38.1%.

12 of 27

Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders. Pursuant to the Shareholders’ Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. Additionally, Carrier Enterprise I has the right to appoint two of RSI’s six board members. Given Carrier Enterprise I’s 38.1% equity interest in RSI and its right to appoint two out of RSI’s six board members, this investment in RSI is accounted for under the equity method.

7.	ACQUISITIONS
N&S Supply of Fishkill, Inc.
On November 26, 2019, one of our wholly owned subsidiaries acquired certain assets and assumed certain liabilities of N&S Supply of Fishkill, Inc., a distributor of air conditioning, heating and plumbing products operating from seven locations in New York and Connecticut. The purchase price was composed of cash consideration of $12,000, the issuance of 22,435 shares of Common stock having a fair value of $4,032 and the payment of certain indebtedness. The purchase price resulted in the recognition of $2,644 in goodwill. The tax basis of the acquired goodwill recognized is deductible for income tax purposes over 15 years.
Peirce-Phelps, Inc.
On August 1, 2019, Carrier Enterprise I acquired substantially all the HVAC assets and assumed certain of the liabilities of Peirce-Phelps, Inc. (“PPI”), an HVAC distributor operating from 19 locations in Pennsylvania, New Jersey, and Delaware, for $85,000 less certain average revolving indebtedness. Consideration for the net purchase price consisted of $10,000 in cash, 372,543 shares of Common stock having a fair value of $58,344, net of a discount for lack of marketability, and the payment of certain average revolving indebtedness. Carrier contributed cash of $17,000 to Carrier Enterprise I in connection with the acquisition of PPI.
The purchase price resulted in the recognition of $28,884 in goodwill and intangibles. The fair value of the identified intangible assets was $19,000 and consisted of $13,500 in trade names and distribution rights, and $5,500 in customer relationships to be amortized over an
18-year
period. The tax basis of the acquired goodwill recognized is deductible for income tax purposes over 15 years.
The table below presents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of PPI based on the respective fair values as of August 1, 2019:

Cash and cash equivalents	$4,299
Accounts receivable	30,719
Inventories	45,491
Other current assets	135
Property and equipment	2,544
Operating lease right-of-use assets	19,072
Goodwill	9,884
Intangibles	19,000
Other assets	299
Accounts payable	(11,079)
Accrued expenses and other current liabilities	(13,038)
Operating lease liabilities, net of current portion	(14,100)

Total	$93,226

Dunphey & Associates Supply Co., Inc.
On April 2, 2019, one of our wholly owned subsidiaries acquired certain assets and assumed certain liabilities of Dunphey & Associates Supply Co., Inc., a distributor of air conditioning and heating products operating from seven locations in New Jersey, New York and Connecticut, for cash consideration of $16,758 and the issuance of 50,952 shares of Common stock having a fair value of $6,891, net of a discount for lack of marketability. The purchase price resulted in the recognition of $8,974 in goodwill and intangibles. The fair value of the identified intangible assets was $5,300 and consisted of $2,500 trade names and trademarks, and $2,800 in customer relationships to be amortized over a
15-year
period. The tax basis of the acquired goodwill recognized is deductible for income tax purposes over 15 years.
The results of operations of these acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The pro forma effect of the acquisitions was not deemed significant to the consolidated financial statements.
13 of 27

8.	DEBT
We maintain an unsecured, syndicated multicurrency revolving credit agreement, which we use to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. On April 10, 2020, we increased the aggregate borrowing capacity of our revolving credit agreement from $500,000 to $560,000.
The credit agreement matures on December 5, 2023.
At June 30, 2020 and December 31, 2019, $33,357 and $155,700, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2020.

9.	DERIVATIVES
We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.
Cash Flow Hedging Instruments
We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. Accordingly, at June 30, 2020, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at June 30, 2020 was $33,200, and such contracts have varying terms expiring through January 2021.
The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Loss) gain recorded in accumulated other comprehensive loss	$(1,606)	$(709)	$1,867	$(1,444)
Gain reclassified from accumulated other comprehensive loss into earnings	$(406)	$(176)	$(249)	$(551)
At June 30, 2020, we expected an estimated $585
pre-tax
gain
to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.
Derivatives Not Designated as Hedging Instruments
We have also entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at June 30, 2020 was $5,900, and such contracts subsequently expired
during July 2020
.
We recognized losses of $317 and $190 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended June 30, 2020 and 2019, respectively. We recognized gains (losses) of $511 and $(303)
from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the six months ended June 30, 2020 and 2019,
respectively.
The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note
10
.

	Asset Derivatives		Liability Derivatives
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments	$400	$—	$445	$944
Derivatives not designated as hedging instruments	—	—	16	63

Total derivative instruments	$400	$—	$461	$1,007

14 of 2
7

10.	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at June 30, 2020 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$400	$—	$400	$—
Equity securities	Other assets	$357	$357	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$461	$—	$461	$—

		Total	Fair Value Measurements at December 31, 2019 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$402	$402	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$1,007	$—	$1,007	$—
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

11.	SHAREHOLDERS’ EQUITY
Common Stock Dividends
We paid cash dividends of $1.775, $1.60, $3.375, and $3.20 per share of both Common stock and Class B common stock during the quarters and six months ended June 30, 2020 and 2019, respectively.
Non-Vested
Restricted Stock
During the quarter and six months ended June 30, 2020, 1,504 shares of Common and Class B common stock with an aggregate fair market value of $243, and 6,332 shares of Common and Class B common stock with an aggregate fair market value of $1,034, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested
restricted stock. These shares were retired upon delivery. During the quarter and six months ended June 30, 2019, 3,608 shares of Common and Class B common stock with an aggregate fair market value of $555, and 6,593 shares of Common and Class B common stock with an aggregate fair market value of $983, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested
restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from Common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2020 and 2019, was
$
3,217,
$1,526, $5,405, and $2,243, respectively.
During the quarter and six months ended June 30, 2020, 4,873 shares of Common stock with an aggregate fair market value of $853 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.

15 of 2
7

Employee Stock Purchase Plan
During the quarters ended June 30, 2020 and 2019, we received net proceeds of $475 and $423, respectively, for shares of
our
Common
stock purchased

under our employee stock purchase plan. During the six months ended June 30, 2020 and 2019, we received net proceeds of $828 and $833, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $3,977 and $3,062 at June 30, 2020 and December 31, 2019, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

13.	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 63% of all inventory purchases made during both
the quarters ended June 30, 2020 and 2019
.
  Purchases from Carrier and its affiliates comprised 60% and 62% of all inventory purchases made during the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, approximately $139,000 and $86,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2020 and 2019 included approximately $33,000, $23,000, $55,000, and $44,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.
16 of 2
7

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

•	general economic conditions, both in the United States and in the international markets we serve;

•	competitive factors within the HVAC/R industry;

•	effects of supplier concentration;

•	fluctuations in certain commodity costs;

•	consumer spending;

•	consumer debt levels;

•	the continued impact of the COVID-19 pandemic;

•	new housing starts and completions;

•	capital spending in the commercial construction market;

•	access to liquidity needed for operations;

•	seasonal nature of product sales;

•	weather patterns and conditions;

•	insurance coverage risks;

•	federal, state, and local regulations impacting our industry and products;

•	prevailing interest rates;

•	foreign currency exchange rate fluctuations;

•	international risk;

•	cybersecurity risk; and

•	the continued viability of our business strategy.
We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see the discussion below under Impact of the
COVID-19
Pandemic, Item 1A “Risk Factors” contained in Part II of this Quarterly Report on this Form
10-Q
and Item 1A “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2019, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.
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
10-K
for the year ended December 31, 2019.
Company Overview
Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At June 30, 2020, we operated from 603 locations in 38 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

17 of 27

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
Impact of the
COVID-19
Pandemic
A novel strain of coronavirus,
COVID-19,
surfaced in December 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared
COVID-19
a pandemic. The
COVID-19
pandemic significantly impacted business during the second quarter of 2020. Certain U.S. states were under executive orders requiring that all workers remain at home unless their work was critical, essential, or life-sustaining. We believe that, based on the various standards published to date, the work our employees are performing is essential, and as such we continued to operate with certain modifications. A few of our locations experienced short-term closures for
COVID-19
employee health concerns or operated at a diminished capacity, which negatively impacted sales during the quarter and may continue to negatively impact sales until the
COVID-19
pandemic moderates. As of the date of this filing, while all of our locations currently continue to operate, we have restricted public access to our branches and have instituted contactless sales and servicing capabilities designed to safeguard our employees and customers.
At the end of the second quarter of 2020, many of the markets in which we operate had begun to ease
COVID-19
restrictions that had been in place earlier in the period. However, as of the date of this filing, viral infections have begun to increase, resulting in the resumption of restrictions in certain markets in which we operate. As a result, significant uncertainty exists concerning the magnitude of the impact and duration of the
COVID-19
pandemic.
In response to the pandemic, we have implemented plans intended to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time. In addition, we have taken actions to reduce costs, including reductions in fixed-cost compensation, rent abatement, changes to vendor terms and various austerity measures to curtail discretionary spending in light of the circumstances. Other variable costs, including hourly wages, overtime, sales commissions, temporary labor, performance-based compensation, advertising, and delivery expenses are expected to moderate consistent with our overall business activity. If and to the extent restrictions ease and normal economic conditions and operations resume, the various austerity measures to curtail discretionary spending may cease.
With respect to liquidity, we believe that our balance sheet remains strong with $79.6 million in cash, $33.4 million in borrowings drawn from our $560.0 million credit facility and $1.7 billion of shareholders’ equity as of June 30, 2020. Our quarterly dividend plans remain currently unchanged, most recently at $1.775 per share. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects. During these uncertain times, we believe that our scale, our current low debt-level, conservative leverage ratio, and our historical ability to generate cash flow positions us well as we work through the impacts of the
COVID-19
pandemic.
The full impact of the
COVID-19
pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers, and suppliers, how quickly normal economic conditions and operations resume and whether the pandemic exacerbates other risks disclosed in Item 1A “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2019. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
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

18 of 27

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
as filed with the SEC on February 28, 2020. We believe that there have been no significant changes during the quarter ended June 30, 2020 to the critical accounting policies disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2019.
New Accounting Standards
Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form
10-Q
for a discussion of recently adopted accounting standards.
Results of Operations
The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and six months ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.4	76.1	76.0	75.6

Gross profit	23.6	23.9	24.0	24.4
Selling, general and administrative expenses	14.3	14.3	16.8	16.4
Other income	0.3	0.2	0.2	0.2

Operating income	9.5	9.8	7.4	8.2
Interest expense, net	0.0	0.1	0.0	0.1

Income before income taxes	9.5	9.7	7.3	8.1
Income taxes	1.8	1.8	1.4	1.6

Net income	7.7	7.9	5.9	6.6
Less: net income attributable to non-controlling interest	1.3	1.3	1.0	1.2

Net income attributable to Watsco, Inc.	6.4%	6.6%	5.0%	5.4%

Note: Due to rounding, percentages may not add up to 100.
The following narratives reflect our acquisition of the HVAC distribution businesses of N&S Supply of Fishkill, Inc. (“N&S”) in November 2019, PPI in August 2019, Dunphey & Associates Supply Co., Inc. (“DASCO”) in April 2019, as well as the purchase of an additional 1.8% ownership interest in Russell Sigler, Inc. (“RSI”) in April 2019, and the purchase of an additional 20% ownership interest in Homans effective May 31, 2019. We did not acquire any businesses during the quarter or six months ended June 30, 2020.
In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At June 30, 2020 and 2019, three and eight locations, respectively, that we opened were near existing locations and were therefore included in “same-store basis” information.

19 of 27

The table below summarizes the changes in our locations for the 12 months ended June 30, 2020:

Number of Locations
June 30, 2019	585
Opened	3
Acquired	26
Closed	(8)

December 31, 2019	606
Opened	2
Closed	(5)

June 30, 2020	603

Second Quarter of 2020 Compared to Second Quarter of 2019
Revenues
Revenues for the second quarter of 2020 decreased $16.5 million, or 1%, including $66.5 million attributable to the new locations acquired and $0.8 million from other locations opened during the preceding 12 months, offset by $4.8 million from locations closed. Sales of HVAC equipment (71% of sales) increased 1%, sales of other HVAC products (26% of sales) decreased 6% and sales of commercial refrigeration products (3% of sales) decreased 15%. On a same-store basis, revenues decreased $79.0 million, or 6%, as compared to the same period in 2019, reflecting a 4% decrease in sales of HVAC equipment (70% of sales), which included flat sales of residential HVAC equipment and a 20% decrease in sales of commercial HVAC equipment, a 9% decrease in sales of other HVAC products (27% of sales) and a 15% decrease in sales of commercial refrigeration products (3% of sales). The decrease in HVAC equipment revenues was primarily attributable to lower sales of commercial HVAC equipment due to the pandemic-related market disruption, while both the average selling price and volume of residential HVAC equipment remained flat.
Gross Profit
Gross profit for the second quarter of 2020 decreased $8.8 million, or 3%, primarily as a result of decreased revenues. Gross profit margin for the quarter ended June 30, 2020 declined 30 basis-points to 23.6% versus 23.9% for the same period in 2019, primarily due to a shift in sales mix toward HVAC equipment, which generates a lower gross profit margin than non-equipment
products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2020 decreased $2.5 million, or 1%, primarily due to decreased revenues. Selling, general and administrative expenses as a percent of revenues for the second quarter of 2020 remained flat at 14.3% versus the same period in 2019. On a same-store basis, selling, general and administrative expenses decreased 7% as compared to the same period in 2019, primarily due to actions taken to reduce costs and curtail discretionary spending in response to the pandemic as well as decreased variable costs commensurate with decreased revenues. Selling, general and administrative expenses included $0.5 million of additional costs for 2020 in excess of 2019 for ongoing technology initiatives, including initiatives designed to ameliorate the impact of, or otherwise address, the pandemic.
Other Income
Other income of $4.1 million and $3.0 million for the second quarters of 2020 and 2019, respectively, represented our share of the net income of RSI.
Interest Expense, Net
Interest expense, net for the second quarter of 2020 decreased $0.9 million, or 77%, primarily as a result of a decrease in average outstanding borrowings and a lower effective interest rate for the 2020 period, in each case under our revolving credit facility, as compared to the same period in 2019.
Income Taxes
Income taxes decreased to $24.7 million for the second quarter of 2020, as compared to $25.3 million for the second quarter of 2019 and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 22.1% and 21.7% for the quarters ended June 30, 2020 and 2019, respectively. The increase was primarily due to lower estimated foreign withholding taxes in the second quarter of 2019 as compared to the same period in 2020.

20 of 27

Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco for the quarter ended June 30, 2020 decreased $3.6 million, or 4%, compared to the same period in 2019. The decrease was primarily driven by lower revenues and gross profit, partially offset by lower selling, general and administrative expenses, higher other income, and a reduction in interest expense, net.
First Half of 2020 Compared to First Half of 2019
Revenues
Revenues for the first half of 2020 increased $60.4 million, or 3%, including $127.5 million attributable to the new locations acquired and $2.3 million from other locations opened during the preceding 12 months, offset by $7.7 million from locations closed. Sales of HVAC equipment (69% of sales) increased 3%, sales of other HVAC products (28% of sales) were flat and sales of commercial refrigeration products (3% of sales) decreased 8%. On a same-store basis, revenues decreased $61.7 million, or 3%, as compared to the same period in 2019, reflecting a 2% decrease in sales of HVAC equipment (69% of sales), which included a 1% increase in sales of residential HVAC equipment (2% increase in U.S. markets and an 11% decrease in international markets) and a 14% decrease in sales of commercial HVAC equipment, a 4% decrease in sales of other HVAC products (28% of sales) and an 8% decrease in commercial refrigeration products (3% of sales). The decrease in HVAC equipment revenues was primarily attributable to lower sales of commercial HVAC equipment due to pandemic-related market disruption, partially offset by a 2% increase in volume of residential HVAC equipment.
Gross Profit
Gross profit for the first half of 2020 increased $5.1 million, or 1%, primarily as a result of increased revenues. Gross profit margin for the six months ended June 30, 2020 declined 40 basis-points to 24.0% versus 24.4% for the same period in 2019, primarily due to a shift in sales mix toward HVAC equipment, which generates a lower gross profit margin than non-equipment
products and a lower benefit of pricing actions taken by our HVAC equipment suppliers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first half of 2020 increased $20.8 million, or 6%, primarily due to newly acquired locations. Selling, general and administrative expenses as a percentage of revenues for the six months ended June 30, 2020 increased to 16.8% versus 16.4% for the same period in 2019. On a same-store basis, selling, general and administrative expenses decreased 2% as compared to the same period in 2019 primarily due to actions taken to reduce costs and curtail discretionary spending in response to the pandemic as well as decreased variable costs commensurate with decreased revenues. Selling, general and administrative expenses included $1.6 million of additional costs for 2020 in excess of 2019 for ongoing technology initiatives.
Other Income
Other income of $5.1 million and $4.4 million for the first half of 2020 and 2019, respectively, represented our share of the net income of RSI.
Interest Expense, Net
Interest expense, net for the first half of 2020 decreased $0.9 million, or 46%, primarily as a result of a decrease in average outstanding borrowings and a lower effective interest rate for the 2020 period, in each case under our revolving credit facility, as compared to the same period in 2019.
Income Taxes
Income taxes decreased to $32.9 million for the first half of 2020, as compared to $35.8 million for the first half of 2019 and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 21.8% and 22.0% for the first half of 2020 and 2019, respectively. The decrease was primarily due to higher share-based payment tax benefits in 2020 as compared to the same period in 2019.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco for the first half of 2020 decreased $8.1 million, or 6%, compared to the same period in 2019. The decrease was primarily driven by higher selling, general and administrative expenses, partially offset by lower interest expense, net, a reduction in income taxes, and a decrease in the net income attributable to the non-controlling
interest.

21 of 27

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
As of June 30, 2020, we had $79.6 million of cash and cash equivalents, of which $60.0 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions.
We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement are sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.
Our access to funds under our revolving credit agreement depends on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on LIBOR, which is one of the base rates under our revolving credit agreement. LIBOR is the subject of recent proposals for reform that currently provide for the phase-out
of LIBOR by 2021. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our debt, as it is currently anticipated that lenders will replace LIBOR with the Secured Overnight Financing Rate (“SOFR”), which may exceed what would have been the comparable LIBOR rate. We believe that the transition from LIBOR will not materially impact our financial position or results of operations. Additionally, disruptions in the credit and capital markets could also result in increased borrowing costs and/or reduced borrowing capacity under our revolving credit agreement.
Working Capital
Working capital decreased to $992.6 million at June 30, 2020 from $1,085.0 million at December 31, 2019, reflecting lower levels of inventory due to pandemic-related market disruption resulting in lower purchases in 2020 versus 2019, higher levels of accounts payable and accrued expenses offset by higher levels of accounts receivable due to the seasonality of our business.
Cash Flows
The following table summarizes our cash flow activity for the six months ended June 30, 2020 and 2019 (in millions):

	2020	2019	Change
Cash flows provided by operating activities	$261.3	$68.4	$192.9
Cash flows used in investing activities	$(8.0)	$(30.8)	$22.8
Cash flows used in financing activities	$(247.3)	$(65.3)	$(182.0)
The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form
10-Q.
Operating Activities
The increase in net cash provided by operating activities was primarily due to a reduction in the level of inventories.

22 of 27

Investing Activities
Net cash used in investing activities was lower due to cash consideration paid for acquisitions and the purchase of an additional ownership interest in RSI in 2019.
Financing Activities
The increase in net cash used in financing activities was primarily attributable to net repayments under our revolving credit agreement and an increase in dividends paid in 2020.
Revolving Credit Agreement
We maintain an unsecured, syndicated multicurrency revolving credit agreement, which we use to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. On April 10, 2020, we increased the aggregate borrowing capacity of our revolving credit agreement from $500.0 million to $560.0 million. The credit agreement matures on December 5, 2023.
At June 30, 2020 and December 31, 2019, $33.4 million and $155.7 million, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2020.
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
Investment in Unconsolidated Entity
On June 21, 2017, Carrier Enterprise I acquired a 34.9% ownership interest in RSI, an HVAC distributor operating from 30 locations in the Western U.S. for cash consideration of $63.6 million, of which we contributed $50.9 million, and Carrier contributed $12.7 million. Effective June 29, 2018, Carrier Enterprise I acquired an additional 1.4% ownership interest in RSI, which increased Carrier Enterprise I’s ownership interest in RSI to 36.3% for cash consideration of $3.8 million, of which we contributed $3.0 million and Carrier contributed $0.8 million. Effective April 22, 2019, Carrier Enterprise I acquired an additional 1.8% ownership interest in RSI, which increased Carrier Enterprise I’s ownership interest in RSI to 38.1% for cash consideration of $4.9 million, of which we contributed $3.9 million and Carrier contributed $1.0 million.
Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders. Pursuant to the Shareholders’ Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. At June 30, 2020, the estimated purchase amount we would be contingently liable for was approximately $170.0 million. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement will be sufficient to purchase any additional ownership interests in RSI.
Acquisitions
On November 26, 2019, one of our wholly owned subsidiaries acquired certain assets and assumed certain liabilities of N&S, a distributor of air conditioning, heating and plumbing products operating from seven locations in New York and Connecticut. The purchase price was composed of cash consideration of $12.0 million, the issuance of 22,435 shares of Common stock having a fair value of $4.0 million and the payment of certain indebtedness.
On August 1, 2019, Carrier Enterprise I acquired substantially all the HVAC assets and assumed certain of the liabilities of PPI, an HVAC distributor operating from 19 locations in Pennsylvania, New Jersey, and Delaware, for $85.0 million less certain average revolving indebtedness. Consideration for the net purchase price consisted of $10.0 million in cash, 372,543 shares of Common stock having a fair value of $58.3 million, net of a discount for lack of marketability, and the payment of certain average revolving indebtedness. Carrier contributed cash of $17.0 million to Carrier Enterprise I in connection with the acquisition of PPI.
On April 2, 2019, one of our wholly owned subsidiaries acquired certain assets and assumed certain liabilities of DASCO, a distributor of air conditioning and heating products operating from seven locations in New Jersey, New York and Connecticut. The purchase price was composed of cash consideration of $16.8 million and the issuance of 50,952 shares of Common stock having a fair value of $6.9 million, net of a discount for lack of marketability.

23 of 27

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
Common Stock Dividends
We paid cash dividends of $3.375 and $3.20 per share of Common stock and Class B common stock during the six months ended June 30, 2020 and 2019, respectively. On July 1, 2020, our Board of Directors declared a regular quarterly cash dividend of $1.775 per share of both Common and Class B common stock that was paid on July 31, 2020 to shareholders of record as of July 16, 2020. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.
Company Share Repurchase Program
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At June 30, 2020, there were 1,129,087 shares remaining authorized for repurchase under the program.

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
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of N&S, PPI or DASCO, which collectively represented approximately 6% of our total consolidated assets at June 30, 2020 and approximately 6% of our consolidated revenues for the quarter ended June 30, 2020. From the respective acquisition dates of November 26, 2019, August 1, 2019 and April 2, 2019 to June 30, 2020, the processes and systems of N&S, PPI and DASCO did not impact the internal controls over financial reporting for our other consolidated subsidiaries.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 12 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form
10-Q
under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form
10-Q.

24 of 27

ITEM 1A. RISK FACTORS
Information about risk factors for the quarter ended June 30, 2020 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form
10-K
for the year ended December 31, 2019 except as set forth below.
COVID-19
Pandemic
A novel strain of coronavirus,
COVID-19,
surfaced in December 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared
COVID-19
a pandemic. The
COVID-19
pandemic began to impact our operations late in the first quarter of 2020 and is likely to continue to adversely affect our business and results of operations, including as government authorities impose or reimpose mandatory closures, work-from-home orders and social distancing protocols, or impose other restrictions. These actions could materially adversely affect our ability to adequately staff and maintain our operations, impair our ability to sustain sufficient financial liquidity and adversely impact our financial results. While our locations continue to operate, we have restricted public access to our branches and a few of our locations experienced short-term closures for
COVID-19
employee health concerns or are operating at a diminished capacity, negatively impacting sales for the second quarter of 2020.
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

25 of 27

ITEM 6. EXHIBITS

10.1*	Revolving Credit Increase and Joinder Agreement, dated as of April 10, 2020, by and among Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Mexico, S. de R.L. de C.V., as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, and PNC Bank N.A. as a joining Lender, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2020 and incorporated herein by reference.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.
*
Pursuant to Item 601(a)(5) of Regulation
S-K,
schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

26 of 27

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC. (Registrant)

Date: August 6, 2020	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

27 of 27