Form 10-Q
period 2020-09-30
WATSCO INC
filed 2020-11-05
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
The registrant’s common stock outstanding as of November 2, 2020 comprised (i) 32,846,271 shares of Common stock, $0.50 par value per share, excluding 4,823,988 treasury shares and (ii) 5,635,926 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM
10-Q

2 of 27

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$1,536,671	$1,394,915	$3,900,212	$3,698,047
Cost of sales	1,162,908	1,060,224	2,959,635	2,801,612

Gross profit	373,763	334,691	940,577	896,435
Selling, general and administrative expenses	221,037	212,902	618,476	589,523
Other income	4,055	3,530	9,172	7,939

Operating income	156,781	125,319	331,273	314,851
Interest expense, net	108	1,434	1,181	3,422

Income before income taxes	156,673	123,885	330,092	311,429
Income taxes	30,467	24,230	63,397	60,060

Net income	126,206	99,655	266,695	251,369
Less: net income attributable to non-controlling interest	19,717	16,175	43,126	42,697

Net income attributable to Watsco, Inc.	$106,489	$83,480	$223,569	$208,672

Earnings per share for Common and Class B common stock:
Basic	$2.77	$2.20	$5.83	$5.54

Diluted	$2.76	$2.20	$5.82	$5.54

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 27

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$126,206	$99,655	$266,695	$251,369
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	5,514	(3,038)	(6,592)	7,264
Unrealized (loss) gain on cash flow hedging instruments	(416)	255	948	(798)
Reclassification of gain on cash flow hedging instruments into earnings	(509)	(140)	(691)	(542)

Other comprehensive income (loss)	4,589	(2,923)	(6,335)	5,924

Comprehensive income	130,795	96,732	260,360	257,293
Less: comprehensive income attributable to non-controlling interest	21,283	15,146	40,986	44,693

Comprehensive income attributable to Watsco, Inc.	$109,512	$81,586	$219,374	$212,600

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 27

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,600	$74,454
Accounts receivable, net	644,124	533,810
Inventories	884,653	920,786
Other current assets	22,742	17,680

Total current assets	1,644,119	1,546,730
Property and equipment, net	97,660	98,523
Operating lease right-of-use assets	218,884	223,369
Goodwill	409,783	411,217
Intangible assets, net	164,551	172,004
Investment in unconsolidated entity	103,355	94,833
Other assets	9,333	9,485

	$2,647,685	$2,556,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of lease liabilities	$71,174	$69,421
Accounts payable	352,694	239,666
Accrued expenses and other current liabilities	185,630	152,630

Total current liabilities	609,498	461,717

Long-term obligations:
Borrowings under revolving credit agreement	668	155,700
Operating lease liabilities, net of current portion	149,075	154,271
Finance lease liabilities, net of current portion	3,569	2,009

Total long-term obligations	153,312	311,980

Deferred income taxes and other liabilities	74,937	67,697

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,830	18,768
Class B common stock, $0.50 par value	2,830	2,765
Preferred stock, $0.50 par value	—	—
Paid-in capital	940,015	907,877
Accumulated other comprehensive loss, net of tax	(43,245)	(39,050)
Retained earnings	658,622	632,507
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,489,612	1,435,427
Non-controlling interest	320,326	279,340

Total shareholders’ equity	1,809,938	1,714,767

	$2,647,685	$2,556,161

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 27

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31 , 2019	38,194,056	$21,533	$907,877	$(39,050)	$632,507	$(87,440)	$279,340	$1,714,767
Net income					30,502		5,745	36,247
Other comprehensive (loss)				(12,739)			(6,541)	(19,280)
Issuances of non-vested restricted shares of common stock	113,765	57	(57)					—
Common stock contribution to 401 (k) plan	25,216	13	4,530					4,543
Stock issuances from exercise of stock options and employee stock purchase plan	18,674	9	2,532					2,541
Retirement of common stock	(4,828)	(2)	(789)					(791)
Share-based compensation			6,097					6,097
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(61,238)			(61,238)

Balance at March 31 , 2020	38,346,883	21,610	920,190	(51,789)	601,771	(87,440)	278,544	1,682,886

Net income					86,578		17,664	104,242
Other comprehensive income				5,521			2,835	8,356
Issuances of non-vested restricted shares of common stock	15,500	8	(8)					—
Stock issuances from exercise of stock options and employee stock purchase plan	32,073	16	4,529					4,545
Retirement of common stock	(6,377)	(4)	(1,092)					(1,096)
Share-based compensation			5,226					5,226
Cash dividends declared and paid on Common and Class B common stock, $1.775 per share					(68,077)			(68,077)

Balance at June 30 , 2020	38,388,079	21,630	928,845	(46,268)	620,272	(87,440)	299,043	1,736,082

Net income					106,489		19,717	126,206
Other comprehensive income				3,023			1,566	4,589
Issuances of non-vested restricted shares of common stock	20,000	10	(10)					—
Forfeitures of non-vested restricted shares of common stock	(3,589)	(2)	2					—
Stock issuances from exercise of stock options and employee stock purchase plan	55,473	28	8,438					8,466
Retirement of common stock	(11,943)	(6)	(2,749)					(2,755)
Share-based compensation			5,489					5,489
Cash dividends declared and paid on Common and Class B common stock, $1.775 per share					(68,139)			(68,139)

Balance at September 30 , 2020	38,448,020	$21,660	$940,015	$(43,245)	$658,622	$(87,440)	$320,326	$1,809,938

Continued on next page.

6 of 27

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31 , 2018	37,461,643	$21,167	$832,121	$(45,968)	$627,969	$(87,440)	$253,864	$1,601,713
Net income					35,037		8,767	43,804
Other comprehensive income				2,783			1,412	4,195
Issuances of non-vested restricted shares of common stock	77,049	39	(39)					—
Forfeitures of non-vested restricted shares of common stock	(5,000)	(3)	3					—
Common stock contribution to 401 (k) plan	30,715	15	4,259					4,274
Stock issuances from exercise of stock options and employee stock purchase plan	8,925	4	1,121					1,125
Retirement of common stock	(2,985)	(1)	(427)					(428)
Share-based compensation			4,537					4,537
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(59,965)			(59,965)

Balance at March 31 , 2019	37,570,347	21,221	841,575	(43,185)	603,041	(87,440)	264,043	1,599,255

Net income					90,155		17,755	107,910
Other comprehensive income				3,039			1,613	4,652
Issuances of non-vested restricted shares of common stock	26,354	13	(13)					—
Stock issuances from exercise of stock options and employee stock purchase plan	15,807	9	1,942					1,951
Retirement of common stock	(3,608)	(2)	(553)					(555)
Share-based compensation			4,324					4,324
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(60,213)			(60,213)
Common stock issued for Dunphey & Associates Supply Co., Inc.	50,952	25	7,425					7,450
Investment in unconsolidated entity							988	988
Decrease in non-controlling interest in Carrier Enterprise II			(25,768)				(6,632)	(32,400)

Balance at June 30 , 2019	37,659,852	21,266	828,932	(40,146)	632,983	(87,440)	277,767	1,633,362

Net income					83,480		16,175	99,655
Other comprehensive (loss)				(1,894)			(1,029)	(2,923)
Issuances of non-vested restricted shares of common stock	37,834	19	(19)					—
Forfeitures of non-vested restricted shares of common stock	(5,337)	(3)	3					—
Stock issuances from exercise of stock options and employee stock purchase plan	36,374	19	4,510					4,529
Retirement of common stock	(4,030)	(2)	(667)					(669)
Share-based compensation			3,706					3,706
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(60,276)			(60,276)
Common stock issued for Peirce-Phelps, Inc.	372,543	186	58,452					58,638
Investment in Peirce-Phelps, Inc.							17,000	17,000

Balance at September 30 , 2019	38,097,236	$21,485	$894,917	$(42,040)	$656,187	$(87,440)	$309,913	$1,753,022

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 27

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$266,695	$251,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,350	17,983
Share-based compensation	15,802	11,992
Non-cash contribution to 401(k) plan	4,543	4,274
Deferred income tax provision	3,177	2,765
Other income from investment in unconsolidated entity	(9,172)	(7,939)
Other, net	1,776	1,260
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(113,017)	(102,813)
Inventories	34,448	(74,448)
Accounts payable and other liabilities	158,094	99,627
Other, net	(8,918)	(6,539)

Net cash provided by operating activities	372,778	197,531

Cash flows from investing activities:
Capital expenditures	(11,608)	(14,007)
Business acquisitions, net of cash acquired	—	(47,343)
Investment in unconsolidated entity	—	(4,940)
Proceeds from sale of property and equipment	61	1,295

Net cash used in investing activities	(11,547)	(64,995)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(197,454)	(180,454)
Net (repayments) proceeds under revolving credit agreement	(155,032)	34,100
Repurchases of common stock to satisfy employee withholding tax obligations	(2,299)	(1,528)
Net repayments of long-term obligations	(1,003)	(920)
Payment of fees related to revolving credit agreement	(189)	—
Proceeds from non-controlling interest for investment in unconsolidated entity	—	988
Purchase of additional ownership from non-controlling interest	—	(32,400)
Proceeds from non-controlling interest for investment in Peirce-Phelps, Inc.	—	17,000
Net proceeds from issuances of common stock	13,207	7,480

Net cash used in financing activities	(342,770)	(155,734)

Effect of foreign exchange rate changes on cash and cash equivalents	(315)	454

Net increase (decrease) in cash and cash equivalents	18,146	(22,744)
Cash and cash equivalents at beginning of period	74,454	82,894

Cash and cash equivalents at end of period	$92,600	$60,150

Supplemental cash flow information:
Common stock issued for Peirce-Phelps, Inc.	—	$58,638
Common stock issued for Dunphey & Associates Supply Co., Inc.	—	$7,450
See accompanying notes to condensed consolidated unaudited financial statements.

8 of 27

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2020
(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying September 30, 2020 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2019 Annual Report on Form
10-K.
On April 3, 2020, United Technologies Corporation completed the spin-off
of Carrier Corporation into an independent, publicly traded company, now named Carrier Global Corporation (NYSE: CARR), which we refer to as Carrier. The condensed consolidated unaudited financial statements contained in this report include the accounts of Watsco, all of its wholly owned subsidiaries and the accounts of three joint ventures with Carrier, in each of which Watsco maintains a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the fourth quarter. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
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
Impact of
COVID-19
Pandemic
A novel strain of coronavirus,
COVID-19,
surfaced in December 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared
COVID-19
a pandemic. The
COVID-19
pandemic has impacted and could further impact our operations and the operations of our suppliers and customers as a result of quarantines, facility closures, illnesses, and travel and logistics restrictions. The extent to which the
COVID-19
pandemic continues to impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the magnitude, duration, spread, severity, and impact of the
COVID-19
pandemic, the effects of the
COVID-19
pandemic on our employees, customers, suppliers, and vendors, and to what extent normal economic and operating conditions can resume. Even after the
COVID-19
pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred as a result of the
COVID-19
pandemic. Therefore, we cannot reasonably estimate the impact at this time.
Recently Adopted Accounting Standards
Financial Instruments—Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that modifies the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, contract

9 of 27

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

2.	REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Primary Geographical Regions:
United States	$1,391,340	$1,232,564	$3,517,533	$3,258,283
Canada	91,429	85,422	218,687	222,429
Latin America and the Caribbean	53,902	76,929	163,992	217,335

	$1,536,671	$1,394,915	$3,900,212	$3,698,047

Major Product Lines:
HVAC equipment	70%	68%	70%	68%
Other HVAC products	27%	29%	27%	28%
Commercial refrigeration products	3%	3%	3%	4%

	100%	100%	100%	100%

10 of 27

3.	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$106,489	$83,480	$223,569	$208,672
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	9,146	6,973	19,178	17,326

Earnings allocated to Watsco, Inc. shareholders	$97,343	$76,507	$204,391	$191,346

Weighted-average common shares outstanding - Basic	35,099,871	34,755,627	35,046,156	34,544,425
Basic earnings per share for Common and Class B common stock	$2.77	$2.20	$5.83	$5.54
Allocation of earnings for Basic:
Common stock	$90,197	$70,836	$189,364	$177,075
Class B common stock	7,146	5,671	15,027	14,271

	$97,343	$76,507	$204,391	$191,346

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$106,489	$83,480	$223,569	$208,672
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	9,135	6,971	19,175	17,325

Earnings allocated to Watsco, Inc. shareholders	$97,354	$76,509	$204,394	$191,347

Weighted-average common shares outstanding - Basic	35,099,871	34,755,627	35,046,156	34,544,425
Effect of dilutive stock options	137,151	33,328	62,887	25,294

Weighted-average common shares outstanding - Diluted	35,237,022	34,788,955	35,109,043	34,569,719

Diluted earnings per share for Common and Class B common stock	$2.76	$2.20	$5.82	$5.54

Anti-dilutive stock options not included above	3,750	183,083	27,755	220,013
Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At September 30, 2020 and 2019, our outstanding Class B common stock was convertible into 2,576,570 and 2,576,336 shares of our Common stock, respectively.

11 of 27

4.	OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) consists of the foreign
currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized (losses) gains on cash
flow hedging instruments. The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency translation adjustment	$5,514	$(3,038)	$(6,592)	$7,264

Unrealized (loss) gain on cash flow hedging instruments	(570)	351	1,297	(1,093)
Income tax benefit (expense)	154	(96)	(349)	295

Unrealized (loss) gain on cash flow hedging instruments, net of tax	(416)	255	948	(798)

Reclassification of gain on cash flow hedging instruments into earnings	(697)	(191)	(946)	(742)
Income tax expense	188	51	255	200

Reclassification of gain on cash flow hedging instruments into earnings, net of tax	(509)	(140)	(691)	(542)

Other comprehensive income (loss)	$4,589	$(2,923)	$(6,335)	$5,924

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Nine Months Ended September 30,	2020	2019
Foreign currency translation adjustment:
Beginning balance	$(38,599)	$(46,604)
Current period other comprehensive (loss) income	(4,349)	4,732

Ending balance	(42,948)	(41,872)

Cash flow hedging instruments:
Beginning balance	(451)	636
Current period other comprehensive income (loss)	568	(479)
Reclassification adjustment	(414)	(325)

Ending balance	(297)	(168)

Accumulated other comprehensive loss, net of tax	$(43,245)	$(42,040)

5.	PURCHASE OF OWNERSHIP INTEREST FROM JOINT VENTURE
Effective May 31, 2019, we purchased an additional 20% ownership interest in Homans Associates II LLC (“Homans”) from our second joint venture with Carrier, Carrier Enterprise Northeast, LLC, which we refer to as Carrier Enterprise II, for cash consideration of $32,400, which increased our ownership in Homans to 100%. Homans previously operated as a division of Carrier Enterprise II and subsequent to the purchase operates as a wholly owned
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

12 of 27

Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders. Pursuant to the Shareholders’ Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. Additionally, Carrier Enterprise I has the right to appoint two of RSI’s six board members. Given Carrier Enterprise I’s 38.1% equity interest in RSI and its right to appoint two out of RSI’s six board members, this investment in RSI is accounted for under the equity method
.

7.	ACQUISITIONS
N&S Supply of Fishkill, Inc.
On November 26, 2019, one of our wholly owned subsidiaries acquired certain assets and assumed certain liabilities of N&S Supply of Fishkill, Inc., a distributor of air conditioning, heating and plumbing products operating from seven locations in New York and Connecticut. The purchase price was composed of cash consideration of $12,000, the issuance of 22,435 shares of Common stock having a fair value of $4,032 and the re
payment of certain indebtedness. The purchase price resulted in the recognition of $2,644 in goodwill. The tax basis of such
goodwill is deductible for income tax purposes over 15 years.
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
period. The tax basis of
such
goodwill is deductible for income tax purposes over 15 years.
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
period. The tax basis of
such
goodwill is deductible for income tax purposes over 15 years.
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
At September 30, 2020 and December 31, 2019, $668 and $155,700, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2020.

9.	DERIVATIVES
We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.
Cash Flow Hedging Instruments
We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. Accordingly, at September 30, 2020, all of our open foreign currency forward contracts had maturities of one year or less. The total notional value of our foreign currency exchange contracts designated as cash flow hedges at September 30, 2020 was $11,000, and such contracts have varying terms expiring through January 2021.
The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Loss) gain recorded in accumulated other comprehensive loss	$(570)	$351	$1,297	$(1,093)
Gain reclassified from accumulated other comprehensive loss into earnings	$(697)	$(191)	$(946)	$(742)
At September 30, 2020, we expected an estimated $682
pre-tax
loss to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.
Derivatives Not Designated as Hedging Instruments
We have also entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at September 30, 2020 was $4,600, and such contracts subsequently expired during October 2020.
We recognized
(losses) gains
of $(454) and $128 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended September 30, 2020 and 2019, respectively.
We recognized gains (losses) of
$57 and $(175) from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the nine months ended September 30, 2020 and 2019, respectively.
The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 10.

	Asset Derivatives		Liability Derivatives
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments	$—	$—	$394	$944
Derivatives not designated as hedging instruments	6	—	—	63

Total derivative instruments	$6	$—	$394	$1,007

14 of 27

10.	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at September 30, 2020 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$6	$—	$6	$—
Equity securities	Other assets	$442	$442	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$394	$—	$394	$—

		Total	Fair Value Measurements at December 31, 2019 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$402	$402	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$1,007	$—	$1,007	$—
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
Common Stock Dividends
We paid cash dividends of $1.775, $1.60, $5.15, and $4.80 per share of both Common stock and Class B common stock during the quarters and nine months ended September 30, 2020 and 2019, respectively.
Non-Vested
Restricted Stock
During the quarter and nine months ended September 30, 2020, 5,361 shares of Common and Class B common stock with an aggregate fair market value of $1,265, and 11,693 shares of Common and Class B common stock with an aggregate fair market value of $2,299, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested
restricted stock. These shares were retired upon delivery. During the quarter and nine months ended September 30, 2019, 3,231 shares of Common stock with an aggregate fair market value of $535, and 9,824 shares of Common and Class B common stock with an aggregate fair market value of $1,518, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested
restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from Common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2020 and 2019, was $6,573, $3,986, $11,978, and $6,229, respectively.
During the quarter and nine months ended September 30, 2020, 6,582 shares of Common stock with an aggregate fair market value of $1,490, and 11,455 shares of Common stock with an aggregate fair market value of $2,343, respectively, were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery. During both the quarter and nine months ended September 30, 2019, 799 shares of Common stock with an aggregate fair market value of $134 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.

15 of 27

Employee Stock Purchase Plan
During the quarters ended September 30, 2020 and 2019, we received net proceeds of $401 and $418, respectively, for shares of our Common stock purchased under our employee stock purchase plan. During the nine months ended September 30, 2020 and 2019, we received net proceeds of $1,229 and $1,251, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $5,249 and $3,062 at September 30, 2020 and December 31, 2019, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

13.	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 65% and 60% of all inventory purchases made during the quarters ended September 30, 2020 and 2019, respectively. Purchases from Carrier and its affiliates comprised 62% and 61% of all inventory purchases made during the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, approximately $106,000 and $86,000, respectively, was payable to Carrier and its affiliates, net of receivables. Our joint ventures with Carrier also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2020 and 2019 included approximately $27,000, $24,000, $82,000, and $68,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on arm’s-length
terms
in the ordinary course of business.
A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and nine months ended September 30, 2020 and 2019, fees to this firm for services performed were $28, $175, $28, and $175, respectively, and $28 was payable at September 30, 2020.
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

16 of 27

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
10-K
for the year ended December 31, 2019.
Company Overview
Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At September 30, 2020, we operated from 603 locations in 38 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.
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

17 of 27

Impact of the
COVID-19
Pandemic
A novel strain of coronavirus,
COVID-19,
surfaced in December 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared
COVID-19
a pandemic. For certain periods of the pandemic thus far, some U.S. states had been under executive orders requiring that all workers remain at home unless their work was critical, essential, or life-sustaining. We believe that, based on the various standards published to date, the work our employees perform is essential, and as such we continued to operate with certain modifications during these periods. A few of our locations experienced short-term closures for
COVID-19
employee health concerns or operated at a diminished capacity, which negatively impacted business during the second quarter of 2020. At the end of the second quarter of 2020, many of the markets in which we operate had begun to ease
COVID-19
restrictions that had been in place earlier in the period. However, during the third quarter of 2020, viral infections began to increase, resulting in the resumption of restrictions in certain markets in which we operate. As of the date of this filing, all of our locations are operating, and we have instituted contactless sales and servicing capabilities at many of our locations designed to safeguard our employees and customers. In light of the continued high rate of viral infections that exists as of the date of this filing, there remains significant uncertainty concerning the magnitude of the impact and duration of the
COVID-19
pandemic.
In response to the pandemic, we have implemented plans intended to preserve adequate liquidity and ensure that our business can continue to operate during this uncertain time. In addition, we have taken actions to reduce costs, including reductions in compensation, rent abatement, changes to vendor terms and other austerity measures to curtail discretionary spending in light of the circumstances. Other costs, including hourly wages, overtime, sales commissions, temporary labor, performance-based compensation, advertising, and delivery expenses are expected to vary in correlation with our overall business activity. If and to the extent restrictions ease and normal economic conditions and operations resume, the various austerity measures to curtail discretionary spending may ease.
With respect to liquidity, we believe that our balance sheet remains strong with $92.6 million in cash, $0.7 million in borrowings drawn from our $560.0 million credit facility and $1.8 billion of shareholders’ equity as of September 30, 2020. Our philosophy toward quarterly dividends remains currently unchanged, most recently at $1.775 per share. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects. During these uncertain times, we believe that our scale, our current low debt-level, conservative leverage ratio, and our historical ability to generate cash flow positions us well as we work through the impacts of the
COVID-19
pandemic.
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

18 of 27

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
as filed with the SEC on February 28, 2020. We believe that there have been no significant changes during the quarter ended September 30, 2020 to the critical accounting policies disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2019.
New Accounting Standards
Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form
10-Q
for a discussion of recently adopted accounting standards.
Results of Operations
The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and nine months ended September 30, 2020 and 2019:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.7	76.0	75.9	75.8

Gross profit	24.3	24.0	24.1	24.2
Selling, general and administrative expenses	14.4	15.3	15.9	15.9
Other income	0.3	0.3	0.2	0.2

Operating income	10.2	9.0	8.5	8.5
Interest expense, net	0.0	0.1	0.0	0.1

Income before income taxes	10.2	8.9	8.5	8.4
Income taxes	2.0	1.7	1.6	1.6

Net income	8.2	7.1	6.8	6.8
Less: net income attributable to non-controlling interest	1.3	1.2	1.1	1.2

Net income attributable to Watsco, Inc.	6.9%	6.0%	5.7%	5.6%

Note: Due to rounding, percentages may not add up to 100.
The following narratives reflect our acquisition of the HVAC distribution businesses of N&S Supply of Fishkill, Inc. (“N&S”) in November 2019, PPI in August 2019, Dunphey & Associates Supply Co., Inc. (“DASCO”) in April 2019, as well as the purchase of an additional 1.8% ownership interest in Russell Sigler, Inc. (“RSI”) in April 2019, and the purchase of an additional 20% ownership interest in Homans effective May 31, 2019. We did not acquire any businesses during the quarter or nine months ended September 30, 2020.
In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At September 30, 2020 and 2019, two and 10 locations, respectively, that we opened were near existing locations and were therefore included in “same-store basis” information.

19 of 27

The table below summarizes the changes in our locations for the 12 months ended September 30, 2020:

Number of Locations
September 30, 2019	603
Acquired	7
Closed	(4)

December 31, 2019	606
Opened	3
Closed	(6)

September 30, 2020	603

Third Quarter of 2020 Compared to Third Quarter of 2019
Revenues
Revenues for the third quarter of 2020 increased $141.8 million, or 10%, including $38.1 million attributable to new locations acquired and $1.3 million from other locations opened during the preceding 12 months, offset by $2.4 million from locations closed. Sales of HVAC equipment (70% of sales) increased 12%, sales of other HVAC products (27% of sales) increased 4% and sales of commercial refrigeration products (3% of sales) remained flat. On a same-store basis, revenues increased $104.8 million, or 8%, as compared to the same period in 2019, reflecting a 10% increase in sales of HVAC equipment (70% of sales), which included a 17% increase of residential HVAC equipment (19% increase in U.S. markets and a 3% increase in international markets) and a 17% decrease in sales of commercial HVAC equipment, a 2% increase in sales of other HVAC products (27% of sales) and flat sales of commercial refrigeration products (3% of sales). The increase in same-store revenues of HVAC equipment was primarily due to strong demand for the replacement of residential HVAC equipment and an increased mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, partially offset by lower sales of commercial HVAC equipment due to the pandemic-related market disruption. The increase in residential HVAC equipment was composed of an 18% increase in volume and a 1% increase in the average selling price.
Gross Profit
Gross profit for the third quarter of 2020 increased $39.1 million, or 12%, primarily as a result of increased revenues. Gross profit margin for the quarter ended September 30, 2020 improved 30 basis-points to 24.3% versus 24.0% for the same period in 2019, primarily due to higher realized gross margins for residential HVAC equipment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2020 increased $8.1 million, or 4%, primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the third quarter of 2020 decreased to 14.4% versus 15.3% for the same period in 2019. On a same-store basis, selling, general and administrative expenses were flat as compared to the same period in 2019 primarily due to actions taken to improve operating efficiency and to reduce costs and curtail discretionary spending in response to the pandemic. Selling, general and administrative expenses included $0.2 million of additional costs for 2020 in excess of 2019 for ongoing technology initiatives, including initiatives designed to ameliorate the impact of, or otherwise address, the pandemic.
Other Income
Other income of $4.1 million and $3.5 million for the third quarters of 2020 and 2019, respectively, represented our share of the net income of RSI.
Interest Expense, Net
Interest expense, net for the third quarter of 2020 decreased $1.3 million, or 92%, primarily as a result of a decrease in average outstanding borrowings and a lower effective interest rate for the 2020 period, in each case under our revolving credit facility, as compared to the same period in 2019.
Income Taxes
Income taxes increased to $30.5 million for the third quarter of 2020, as compared to $24.2 million for the third quarter of 2019 and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier

20 of 27

joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rate attributable to us was consistent at 22.2% for both quarters ended September 30, 2020 and 2019.
Income Attributable to Watsco, Inc.
Net income attributable to Watsco for the quarter ended September 30, 2020 increased $23.0 million, or 28%, compared to the same period in 2019. The increase was primarily driven by higher revenues and gross profit, and reduced selling, general and administrative expenses as a percentage of revenues.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenues
Revenues for the nine months ended September 30, 2020 increased $202.2 million, or 5%, including $165.7 million attributable to new locations acquired and $3.6 million from other locations opened during the preceding 12 months, offset by $10.2 million from locations closed. Sales of HVAC equipment (70% of sales) increased 7%, sales of other HVAC products (27% of sales) increased 2% and sales of commercial refrigeration products (3% of sales) decreased 5%. On a same-store basis, revenues increased $43.1 million, or 1%, as compared to the same period in 2019, reflecting a 3% increase in sales of HVAC equipment (69% of sales), which included a 7% increase in residential HVAC equipment (8% increase in U.S. markets and a 4% decrease in international markets) and a 15% decrease in sales of commercial HVAC equipment, a 2% decrease in sales of other HVAC products (27% of sales) and a 5% decrease in commercial refrigeration products (4% of sales). The increase in same-store revenues of HVAC equipment was primarily due to demand for the replacement of residential HVAC equipment, partially offset by lower sales of commercial HVAC equipment due to the pandemic-related market disruption. The increase in residential HVAC equipment was composed of an 8% increase in volume while the average selling price remained flat.
Gross Profit
Gross profit for the nine months ended September 30, 2020 increased $44.1 million, or 5%, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2020 declined 10 basis-points to 24.1% versus 24.2% for the same period in 2019, primarily due to a shift in sales mix toward HVAC equipment, which generates a lower gross profit margin than non-equipment
products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2020 increased $29.0 million, or 5%, primarily due to increased revenues. Selling, general and administrative expenses as a percentage of revenues remained consistent at 15.9% for the nine months ended September 30, 2020 as compared to the same period in 2019. On a same-store basis, selling, general and administrative expenses decreased 1% as compared to the same period in 2019 primarily due to actions taken to improve operating efficiencies and to reduce costs and curtail discretionary spending in response to the pandemic. Selling, general and administrative expenses included $1.8 million of additional costs for 2020 in excess of 2019 for ongoing technology initiatives, including initiatives designed to ameliorate the impact of, or otherwise address, the pandemic.
Other Income
Other income of $9.2 million and $7.9 million for the nine months ended September 30, 2020 and 2019, respectively, represented our share of the net income of RSI.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2020 decreased $2.2 million, or 65%, primarily as a result of a decrease in average outstanding borrowings and a lower effective interest rate for the 2020 period, in each case under our revolving credit facility, as compared to the same period in 2019.
Income Taxes
Income taxes increased to $63.4 million for the nine months ended September 30, 2020, as compared to $60.1 million for the nine months ended September 30, 2019 and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 22.0% and 22.1% for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily due to higher share-based payment tax benefits in 2020 as compared to the same period in 2019.

21 of 27

Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco for the nine months ended September 30, 2020 increased $14.9 million, or 7%, compared to the same period in 2019. The increase was primarily driven by higher revenues and gross profit, and lower interest expense, net.
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
As of September 30, 2020, we had $92.6 million of cash and cash equivalents, of which $64.7 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions.
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
Working Capital
Working capital decreased to $1,034.6 million at September 30, 2020 from $1,085.0 million at December 31, 2019, reflecting lower levels of inventory from inventory optimization activities and due to pandemic-related supply chain disruptions, resulting in reduced purchases in 2020 versus 2019, higher levels of accounts payable and accrued expenses, which were offset by higher levels of accounts receivable due to the seasonality of our business.
Cash Flows
The following table summarizes our cash flow activity for the nine months ended September 30, 2020 and 2019 (in millions):

	2020	2019	Change
Cash flows provided by operating activities	$372.8	$197.5	$175.3
Cash flows used in investing activities	$(11.5)	$(65.0)	$53.5
Cash flows used in financing activities	$(342.8)	$(155.7)	$(187.1)
The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form
10-Q.

22 of 27

Operating Activities
The increase in net cash provided by operating activities was primarily due to a reduction in the level of inventories and the comparative timing of payments for accrued expenses and other current liabilities in 2020 versus 2019.
Investing Activities
Net cash used in investing activities was lower in 2020 due to cash consideration paid for acquisitions and the purchase of an additional ownership interest in RSI in 2019.
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
At September 30, 2020 and December 31, 2019, $0.7 million and $155.7 million, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2020.
Purchase of Additional Ownership Interest from Joint Venture
Effective May 31, 2019, we purchased an additional 20% ownership interest in Homans from Carrier Enterprise II for cash consideration of $32.4 million, which increased our ownership in Homans to 100%. Homans previously operated as a division of Carrier Enterprise II and subsequent to the purchase operates as a wholly owned subsidiary of the Company with 17 locations in the Northeastern U.S.
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
Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders. Pursuant to the Shareholders’ Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. At September 30, 2020, the estimated purchase amount we would be contingently liable for was approximately $183.0 million. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement will be sufficient to purchase any additional ownership interests in RSI.
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

23 of 27

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
Common Stock Dividends
We paid cash dividends of $5.15 and $4.80 per share of Common stock and Class B common stock during the nine months ended September 30, 2020 and 2019, respectively. On October 1, 2020, our Board of Directors declared a regular quarterly cash dividend of $1.775 per share of both Common and Class B common stock that was paid on October 30, 2020 to shareholders of record as of October 15, 2020. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.
Company Share Repurchase Program
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At September 30, 2020, there were 1,129,087 shares remaining authorized for repurchase under the program.
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
and
15d-15(f)
under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of N&S, PPI or DASCO, which collectively represented approximately 7% of our total consolidated assets at September 30, 2020 and approximately 6% of our consolidated revenues for the quarter ended September 30, 2020. From the respective acquisition dates of November 26, 2019, August 1, 2019 and April 2, 2019 to September 30, 2020, the processes and systems of N&S, PPI and DASCO did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

24 of 27

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 12 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form
10-Q
under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form
10-Q.
ITEM 1A. RISK FACTORS
Information about risk factors for the quarter ended September 30, 2020 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form
10-K
for the year ended December 31, 2019 except as set forth below.
COVID-19
Pandemic
A novel strain of coronavirus,
COVID-19,
surfaced in December 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared
COVID-19
a pandemic. The
COVID-19
pandemic began to impact our operations late in the first quarter of 2020 and could continue to adversely affect our business and results of operations, including as government authorities impose or reimpose mandatory closures, work-from-home orders and social distancing protocols, or impose other restrictions. These actions could materially adversely affect our ability to adequately staff and maintain our operations, impair our ability to sustain sufficient financial liquidity and adversely impact our financial results.
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

25 of 27

ITEM 6. EXHIBITS

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.

26 of 27

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: November 5, 2020	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

27 of 27