Form 10-K
period 2020-12-31
WATSCO INC
filed 2021-02-26
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting common equity held by non-affiliates
of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,937 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2020 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form
10-K
and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.
The registrant’s common stock outstanding as of February 23, 2021 comprised (i) 32,868,790 shares of Common stock, excluding 4,823,988 treasury shares, and 5,743,626 shares of Class B common stock, excluding 48,263 treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part II is incorporated by reference from the registrant’s 2020 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13
,
and 14) is incorporated herein by reference from the registrant’s definitive proxy statement for the 2021 annual meeting of shareholders (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Form
10-K
For the Fiscal Year Ended December 31, 2020

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
) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At December 31, 2020, we operated from 600 locations in 38 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean, through which we serve more than 100,000 active contractors and dealers that service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64.1 million in 1989 to $5.1 billion in 2020, resulting from our strategic acquisition of companies with established market positions and subsequent building of revenues and profit through a combination of additional locations, introduction of new products, and other initiatives.
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
Air Conditioning, Heating and Refrigeration Industry
The HVAC/R distribution industry is highly fragmented with approximately 2,100 distribution companies. The industry in the United States and Canada is well-established, having had its primary period of growth during the post-World War II era with the advent of affordable central air conditioning and heating systems for both residential and commercial applications. The advent of HVAC/R products in Latin America and the Caribbean is also well-established but has emerged in more recent years as those economies have grown and products have become more affordable and have matured from luxury to necessity.
Based on data published in the 2019 IBIS World Industry Report for Heating and Air Conditioning Contractors in the U.S. and other available data, we estimate that the annual market on an installed basis for residential central air conditioning, heating, and refrigeration equipment, and related parts and supplies is approximately $97.0 billion. Air conditioning and heating equipment is manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Global Corporation (“Carrier”); Goodman Manufacturing Company, L.P. (“Goodman”), a subsidiary of Daikin Industries, Ltd.; Rheem Manufacturing Company (“Rheem”); Trane Technologies Inc. (“Trane”); York International Corporation, a subsidiary of Johnson Controls, Inc.; Lennox International, Inc.; and Nortek Global HVAC, LLC (“Nortek”), a subsidiary of Nortek, Inc. These manufacturers distribute their products through a combination of factory-owned locations and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers that sell to and install the products for consumers, businesses, and other end-users.
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
Additionally, we sell a variety of
non-equipment
products including parts, ductwork, air movement products, insulation, tools, installation supplies, thermostats, and air quality products. We distribute products manufactured by Flexible Technologies, Inc.(“Flexible Technologies”), Resideo Technologies Inc. (“Resideo”), Southwark Metal Mfg. Co. (“Southwark”), Johns Manville (“Johns Manville”) and Owens Corning Insulating Systems, LLC (“Owens Corning”), among others.
We also sell products to the commercial refrigeration market. These products include condensing units, compressors, evaporators, valves, refrigerant, walk-in
coolers, and ice machines for industrial and commercial applications. We distribute products manufactured by Copeland Corporation, LLC, a subsidiary of Emerson Electric Co. (“Emerson”), The Chemours Company (“Chemours”), Mueller Industries, Inc. (“Mueller”), and Welbilt, Inc. (“Welbilt”), among others.
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
Strategy in Existing Markets
Our strategy for growth in existing markets focuses on customer service, product expansion, and the implementation of technology to satisfy the needs of the higher growth, higher margin replacement market, in which customers generally demand immediate, convenient, and reliable service. We respond to this need by (i) offering a broad range of product lines, including the necessary equipment at an array of price-points, parts, and supplies to enable a contractor to install or repair a central air conditioner, furnace, or refrigeration system, (ii) maintaining a strong density of warehouse locations for increased customer convenience, (iii) maintaining well-stocked inventories to ensure that customer orders are filled in a timely manner, (iv) providing a high degree of technical expertise at the point of sale, (v) collaborating with customers to advertise and market their business and services in local markets, and (vi) developing and implementing technology to further enhance customer service capabilities. We believe these concepts provide a competitive advantage over smaller, less-capitalized competitors that are unable to commit resources to open and maintain additional locations, implement technological business solutions, provide the same range of products, maintain the same inventory levels, or attract the wide range of expertise that is required to support a diverse product offering. In some geographic areas, we believe we have a competitive advantage over factory-operated distribution networks, which typically do not maintain inventories of parts and supplies that are as diversified as ours and which have fewer warehouse locations than we do, making it more difficult for these competitors to meet the time-sensitive demands of the replacement market.
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
Human Capital
As of December 31, 2020, we employed approximately 5,800 full-time employees, substantially all of whom were non-union
employees. Of these employees, approximately 10% were located in Canada and Mexico. Additionally, we use independent contractors and temporary personnel in the normal course of business to supplement our workforce. As the largest distributor of HVAC/R equipment and related parts and supplies in North America, we have a wide variety of employees. Given the breadth of our employee base, we tailor our human capital management policies with a view to specific employee populations. However, we provide a wide variety of opportunities for professional growth and talent development for all employees, including online trainings, on-the-job
experience, and education tuition assistance.
We focus on attracting and retaining employees by providing compensation and benefits programs that are competitive within our industry, taking into account each job position’s location and responsibilities. In addition to salaries, commission programs, cash incentives, and stock-based equity plans, we also provide a 401(k) retirement plan with a company match, an employee stock purchase plan in which most of our employees may purchase our stock at a discount, healthcare and insurance benefits, health savings accounts, paid time off, and various services and tools to support our employees’ health and wellness.
We maintain a culture that rewards performance of key leaders through stock-based equity plans, which include the granting of stock options and non-vested
restricted stock based on individual merit and measures of performance. Approximately 150 employees received such equity awards in 2020. Our equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership, and an ownership culture whereby management and employees think and act as owners of the Company. We believe that our restricted stock program is unique because an employee’s restricted share grants generally vest entirely and only at the end of his or her career (age 62 or later) and, prior to retirement, these grants remain subject to significant risk of forfeiture.
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
Sales of HVAC equipment, which we currently source from approximately 20 vendors, accounted for 69% and 68% of our revenues for the years ended December 31, 2020 and 2019, respectively. Sales of other HVAC products, which we currently source from approximately 1,200 vendors, comprised 28% of our revenues for both the years ended December 31, 2020 and 2019. Sales of commercial refrigeration products, which we currently source from approximately 150 vendors, accounted for 3% and 4% of our revenues for the years ended December 31, 2020 and 2019, respectively.

Distribution and Sales
At December 31, 2020, we operated from 600 locations, a vast majority of which are located in regions that we believe have demographic trends favorable to our business. We maintain large inventories at each of our warehouse locations and either deliver products to customers using our trucks or third-party logistics providers, or we make products available for pick-up
at the location nearest to the particular customer. We have approximately 1,000 salespeople, averaging 10 years of experience in the HVAC/R distribution industry.

The markets we serve are as follows:	% of Revenues for the Year Ended December 31, 2020	Number of Locations as of December 31, 2020
United States	90%	541
Canada	6%	36
Latin America and the Caribbean	4%	23

Total	100%	600

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

Markets
The table below identifies the number of our stores by location as of December 31, 2020:

Florida	100
Texas	83
North Carolina	45
California	36
Georgia	33
South Carolina	31
Virginia	24
Tennessee	22
Louisiana	18
New York	18
Pennsylvania	15
New Jersey	14
Alabama	10
Arizona	9
Connecticut	9
Massachusetts	9
Mississippi	8
Missouri	8
Kansas	6
Maryland	6
Oklahoma	5
Utah	5
Arkansas	4
Indiana	2
Iowa	2
Kentucky	2
Maine	2
Nebraska	2
Nevada	2
South Dakota	2
West Virginia	2
Colorado	1
Delaware	1
New Hampshire	1
New Mexico	1
North Dakota	1
Rhode Island	1
Vermont	1

United States	541
Canada	36
Mexico	12
Puerto Rico	11

Total	600

Joint Ventures with Carrier Global Corporation
On April 3, 2020, United Technologies Corporation completed the spin-off
of Carrier Corporation into an independent, publicly traded company, named Carrier Global Corporation (“Carrier”).
In 2009, we formed a joint venture with Carrier, which we refer to as Carrier Enterprise I, in which Carrier contributed 95 of its company-owned locations in 13 Sun Belt states and Puerto Rico, and its export division in Miami, Florida, and we contributed 15 locations that distributed Carrier products. We have an 80% controlling interest in Carrier Enterprise I, and

Carrier has a 20%
non-controlling
interest. The export division, Carrier InterAmerica Corporation, redomesticated from the U.S. Virgin Islands to Delaware effective December 31, 2019, following which Carrier InterAmerica Corporation became a separate operating entity in which we have an 80% controlling interest and Carrier has a 20%
non-controlling
interest. On August 1, 2019, Carrier Enterprise I acquired substantially all of the HVAC assets and assumed certain of the liabilities of Peirce-Phelps, Inc. (“PPI”), an HVAC distributor operating from 19 locations in Pennsylvania, New Jersey, and Delaware.
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
In 2012, we formed a third joint venture with Carrier, which we refer to as Carrier Enterprise III. Carrier contributed 35 of its company-owned locations in Canada to Carrier Enterprise III. We have a 60% controlling interest in Carrier Enterprise III, and Carrier has a 40%
non-controlling
interest.
Combined, the joint ventures with Carrier represented 55% of our revenues for the year ended December 31, 2020. See
Supplier Concentration
in “Business Risk Factors” in Item 1A.
The business and affairs of the joint ventures are controlled, directed, and managed exclusively by Carrier Enterprise I’s, Carrier Enterprise II’s and Carrier Enterprise III’s respective boards of directors (the “Boards”) pursuant to related operating agreements. The Boards have full, complete and exclusive authority, power, and discretion to manage and control the business, property, and affairs of their respective joint ventures, and to make all decisions regarding those matters and to perform activities customary or incident to the management of such joint ventures, including approval of distributions to us and Carrier. Each Board is composed of five directors, of whom three directors represent our controlling interest and two directors represent Carrier’s non-controlling
interest. Matters presented to the Boards for vote are considered approved or consented to upon the receipt of the affirmative vote of at least a majority of all directors entitled to vote with the exception of certain governance matters, which require joint approval.
Customers and Customer Service
Air conditioning and heating contractors and dealers that install HVAC/R products in homes and businesses must be licensed given the highly regulated nature of the products, refrigerant, natural gas, and building and zoning requirements. We currently serve more than 100,000 active contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating, and refrigeration systems. No single customer in 2020, 2019 or 2018 represented more than 2% of our consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through mobile applications and
e-commerce,
which allows customers to access information online 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times, and make payments. We believe we compete successfully with other distributors primarily based on an experienced sales organization, strong service support, maintenance of well-stocked inventories, density of warehouse locations, high quality reputation, broad product lines, and the ability to foresee customer demand for new products.
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
HVAC/R products, including Chemours, Emerson, Flexible Technologies, Resideo, Southwark, Johns Manville, Mueller, and Owens Corning.
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

The Company’s top ten suppliers accounted for 85% of our purchases, including 63% from Carrier, and 11% from Rheem. Given the significant concentration of our suppliers, particularly with Carrier and Rheem, any significant interruption with these suppliers, including limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments, in each case related to the
COVID-19
pandemic, could temporarily disrupt the operations of certain of our subsidiaries, impact current inventory levels, and could adversely affect our financial results. If any restrictions or significant increase in tariffs under existing trade agreements are imposed on products that our top ten suppliers import or assemble outside of the United States, particularly from Mexico and China, we could be required to raise our prices, which may result in the loss of customers and harm to our business. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ respective products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. However, the Company believes that alternative or substitute products would be readily available in the event of disruption of current supplier relationships given the Company’s prominence in the marketplace, including the number of locations, sales personnel, support structure, marketing and sales expertise, financial position, and established market share. See “Business Risk Factors” in Item 1A of this Annual Report on Form
10-K
for further discussion.
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
Seasonality
Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
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
During 2014, the DOE established new rules for the manufacturing of motors used in residential furnaces with the purpose of increasing the energy efficiency of these motors, and, consequently, the furnaces in which they operate. The mandate dictates that residential furnace fans manufactured in the United States on or after the effective date of July 3, 2019, must have a Fan Energy Rating (“FER”) value reduction of 12% or 46% in watts/cfm, depending on the type of furnace. To meet these new standards, most manufacturers have replaced the permanent split capacitor blower motors in residential furnaces with electronic controlled motors. At December 31, 2020, the transition of our inventory of residential furnaces to those meeting the updated FER standards was complete.
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
Business Risk Factors
COVID-19
Pandemic
A novel strain of coronavirus,
COVID-19,
surfaced in December 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared
COVID-19
a pandemic. The
COVID-19
pandemic adversely impacted our operations in March and April 2020 and could continue to adversely affect our business and results of operations, including as government authorities impose or reimpose mandatory closures, work-from-home orders and social distancing protocols, or impose other restrictions due to the continued high rate of viral infections that exist as of this date. These actions could materially adversely affect our ability to adequately staff and maintain our operations, interrupt our supply lines, impair our ability to sustain sufficient financial liquidity and adversely impact our financial results.
COVID-19
related factors that have impacted us, or may negatively impact, sales, gross margin and other results of operations in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness or other disruptions caused by the pandemic, including local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our customers to conduct their businesses and purchase our products; and limitations on the ability of our customers to pay us on a timely basis. Moreover, the
COVID-19
pandemic could alter the mix of our business due to a shift in consumer demand towards repair of equipment rather than replacement, as well as changes in our sales mix toward value-oriented equipment and lower demand and/or disruption to new construction and commercial markets, which would result in a reduction in our sales and consequential gross margin.
As we cannot predict the duration or scope of the
COVID-19
pandemic in the future, the potential negative financial impact to our results of operations cannot be reasonably estimated but could be material and last for an extended period of time.

Supplier Concentration
The Company’s top ten suppliers accounted for 85% of our purchases during 2020, including 63% from Carrier, and 11% from Rheem. Carrier provides a diverse variety of brands of HVAC systems including, Carrier, Bryant, Payne, Tempstar, Heil, Comfortmaker and Grandaire, along with complimentary replacement parts. Rheem provides Rheem-brand HVAC systems along with complimentary replacement parts. Given the significant concentration of our supply chain, particularly with Carrier and Rheem, any significant interruption by any of the key manufacturers or a termination of a relationship could temporarily disrupt the operations of certain of our subsidiaries. Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these manufacturers or a decline in market acceptance of these manufacturers’ products could have a material adverse effect on our results of operations, cash flows, and liquidity.
Many HVAC equipment and component manufacturers, including Carrier and Rheem, source component parts from China and/or assemble a significant amount of products for residential and light-commercial applications from Mexico. If any restrictions, including a potential increase in tariffs, are imposed related to such products sourced or assembled from Mexico and China, including as a result of amendments to existing trade agreements, and our product costs consequently increase, we would be required to raise our prices, which may result in cost inflation, the loss of customers, and harm to our business. In addition,
COVID-19,
which surfaced in Wuhan, China in December 2019, resulted in increased travel restrictions and extended shutdown of certain businesses in the region. The continuing impact of
COVID-19
on our business will depend on future developments; however, closures in China and/or Mexico may disrupt the operations of certain of our suppliers, which could negatively impact our business.
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
Seasonality
Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal, resulting in fluctuations in our revenue from quarter to quarter. Furthermore, profitability can be impacted favorably or unfavorably based on the severity or mildness of weather patterns during Summer or Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to the new construction sectors throughout most of the markets is fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
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
Decline in Economic Conditions
We rely predominantly on the credit markets and, to a lesser extent, on the capital markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Access to funds under our line of credit is dependent on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on LIBOR, which is one of the base rates under our revolving credit agreement. LIBOR is the subject of recent proposals for reform that currently provide for the phase-out
of LIBOR after December 31, 2021. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our debt, as it is currently anticipated that lenders will replace LIBOR with an alternative rate that may exceed what would have been the comparable LIBOR rate. Additionally, disruptions in the credit and capital markets could also result in increased borrowing costs and/or reduced borrowing capacity under our revolving credit agreement. Any long-term disruption could require us to take measures to conserve cash until the markets stabilize, or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include reducing or eliminating dividend payments, deferring capital expenditures, and reducing or eliminating other discretionary uses of cash.
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
We maintain monitoring practices and protections of our information technology to reduce these risks and test our systems on an ongoing basis for potential threats. The Audit Committee is briefed on information security matters at least once a year. We carry cybersecurity insurance to help mitigate the financial exposure and related notification procedures in the event of intentional intrusion. There can be no assurance, however, that our efforts will prevent the risk of a security breach of our databases or systems that could adversely affect our business.
International Risk
Our international sales and operations, as well as sourcing of products from suppliers with international operations, are subject to various risks associated with changes in local laws, regulations, and policies, including those related to tariffs, trade restrictions and trade agreements, investments, taxation, capital controls, employment regulations, different liability standards, and limitations on the repatriation of funds due to foreign currency controls. Our international sales and operations, as well as sourcing of products from suppliers with international operations, are also sensitive to changes in foreign national priorities, including government budgets, as well as political and economic instability. In addition, closures in China and Mexico due to
COVID-19
may disrupt the operations of certain of our suppliers, which could negatively impact our business. Unfavorable changes in any of the foregoing could adversely affect our results of operations or could cause a disruption in our supply chain for products sourced internationally. Additionally, failure to comply with the United States Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to our Common Stock
Class B Common Stock and Insider Ownership
As of December 31, 2020, our directors and executive officers and entities affiliated with them owned (i) Common stock representing 1% of the outstanding shares of Common stock and (ii) Class B common stock representing 84% of the outstanding shares of Class B common stock. These interests represent 53% of the aggregate combined voting power (including 51% beneficially owned by Albert H. Nahmad, Chairman and Chief Executive Officer, and Aaron J. Nahmad, President, through shares owned by them and shares held by affiliated limited partnerships and various family trusts). Accordingly, our directors and executive officers collectively have the voting power to elect six members of our nine-person Board of Directors.
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
Securities Analyst Research and Reports
The trading markets for our common stock rely in part on the research and reports that industry or financial analysts publish about us or our business or industry. If one or more of the analysts who cover us downgrade our stock or our industry, or the stock of Carrier or any of our competitors, or publish negative or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
General Risk Factors
Goodwill, Intangibles and Long-Lived Assets
At December 31, 2020, goodwill, intangibles, and long-lived assets represented approximately 40% of our total assets. The recoverability of goodwill, indefinite lived intangibles, and long-lived assets is evaluated at least annually and when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of our reporting unit, indefinite lived intangibles, and long-lived assets are based on the best information available as of the date of the assessment and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment, or market conditions. We cannot assure you that we will not suffer material impairments to goodwill, intangibles, or long-lived assets in the future.
Risks Related to Loss Contingencies
We carry general liability, comprehensive property damage, workers’ compensation, health benefits, cybersecurity, and other insurance coverage that management considers adequate for the protection of its assets and operations at reasonable premiums. There can be no assurance that the coverage limits and related premiums of such policies will be adequate to cover claims, losses and expenses for lawsuits which have been, or may be, brought against us. A loss in excess of insurance coverage could have a material adverse effect on our financial position and/or profitability. Certain self-insurance risks for casualty insurance programs and health benefits are retained and reserves are established based on claims filed and estimates of claims incurred but not yet reported. Assurance cannot be provided that actual claims will not exceed present estimates.

Exposure to catastrophic losses has been limited by maintaining excess and aggregate liability coverage and implementing stop-loss control programs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our main properties include warehousing and distribution facilities, trucks, and administrative office space.
Warehousing and Distribution Facilities
At December 31, 2020, we operated 600 warehousing and distribution facilities across 38 U.S. states, Canada, Mexico, and Puerto Rico, having an aggregate of approximately 13.3 million square feet of space, of which approximately 13.1 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are sufficient to meet our present operating needs.
Trucks
At December 31, 2020, we operated 769 ground transport vehicles, including delivery and pick-up
trucks, vans, and tractors. Of this number, 514 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.
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
Holders
At February 23, 2021, there were 220 Common stock registered shareholders and 156 Class B common stock registered shareholders.

Shareholder Return Performance
The following graph compares the cumulative five-year total shareholder return attained by holders of our Common stock and Class B common stock relative to the cumulative total returns of the Russell 2000 index, the S&P MidCap 400 index, and the S&P 500 index. Given our position as the largest distributor of HVAC/R equipment, parts and supplies in North America, our unique, sole line of business, the nature of our customers (air conditioning and heating contractors), and the products and markets we serve, we cannot reasonably identify an appropriate peer group; therefore, we have included in the graph below the performance of the Russell 2000 index, the S&P MidCap 400 index, and the S&P 500 index, which contain companies with market capitalizations similar to our own. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2015 and its relative performance is tracked through December 31, 2020.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Watsco, Inc.	100.00	130.00	153.87	129.98	175.41	228.94
Watsco Class B	100.00	128.63	150.64	124.43	174.08	232.06
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
S&P MidCap 400 Index	100.00	120.74	140.35	124.80	157.49	179.00
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. No shares were repurchased under this plan during 2020, 2019 or 2018. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of this plan. At December 31, 2020, there were 1,129,087 shares remaining authorized for repurchase under this plan. Shares were last repurchased by the Company in 2008; thus, we did not otherwise repurchase any of our common stock during the quarter ended December 31, 2020.

ITEM 6.	SELECTED FINANCIAL DATA
Our 2020 Annual Report contains “Selected Consolidated Financial Data,” which section is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our 2020 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2020 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk,” which section is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our 2020 and 2019 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2020, 2019 and 2018, together with the report thereon of KPMG LLP dated February 26, 2021, included in our 2020 Annual Report are incorporated herein by reference.
The 2020 and 2019 unaudited Selected Quarterly Financial Data appearing in our 2020 Annual Report is incorporated herein by reference.

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
Management’s Report on Internal Control over Financial Reporting
Our 2020 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of KPMG LLP dated February 26, 2021, and each is incorporated herein by reference
.
Changes in Internal Control over Financial Reporting
We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III
This part of Form
10-K,
which includes Items 10 through 14, is omitted because we will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of our most recently ended fiscal year, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. Our consolidated financial statements are incorporated by reference from our 2020 Annual Report.

(2)	Financial Statement Schedules. The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The following exhibits are submitted with this Annual Report on Form 10-K or, where indicated, incorporated by reference to other filings.
INDEX TO EXHIBITS

3.1	Composite Articles of Incorporation of Watsco, Inc. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

3.2	Watsco, Inc. Second Amended and Restated Bylaws effective August 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 5, 2016 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference). (P)

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference). (P)

4.3	Description of Capital Stock (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

10.1(a)	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference). *

10.1(b)	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). *

10.1(c)	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). *

10.1(d)	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.1(e)	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference). *

10.1(f)	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference). *

10.1(g)	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). *

10.1(h)	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). *

10.1(i)	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference). *

10.1(j)	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference). *

10.1(k)	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference). *

10.1(l)	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference). *

10.1(m)	Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference). *

10.1(n)	Thirteenth Amendment dated January 1, 2012 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference). *

10.1(o)	Fourteenth Amendment dated January 1, 2013 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference). *

10.1(p)	Fifteenth Amendment dated January 1, 2014 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference). *

10.1(q)	Sixteenth Amendment dated January 1, 2015 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference). *

10.1(r)	Seventeenth Amendment dated January 1, 2016 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference). *

10.1(s)	Eighteenth Amendment dated January 1, 2017 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference). *

10.1(t)	Nineteenth Amendment dated January 1, 2018 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference). *

10.1(u)	Twentieth Amendment dated January 1, 2019 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference). *

10.1(v)	Twenty-first Amendment dated January 1, 2020 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference). *

10.1(w)	Twenty-second Amendment dated January 1, 2021 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. *#

10.2	Watsco, Inc. 2014 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2014 Annual Meeting of Shareholders and incorporated herein by reference). *

10.3	Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated April 18, 2011 (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2011 Annual Meeting of Shareholders and incorporated herein by reference). *

10.4(a)	Credit Agreement dated as of December 5, 2018, by and among Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Mexico, S. de R.L. de C.V., as Borrowers, the Other Lenders From Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and Branch Banking and Trust Company, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents (filed as Exhibit 10.1 to the Current Report on Form 8-K on December 11, 2018 and incorporated herein by reference).

10.4(b)	Revolving Credit Increase and Joinder Agreement, dated as of April 10, 2020, by and among Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Mexico, S. de R.L. de C.V., as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, and PNC Bank N.A. as a joining Lender (filed as Exhibit 10.1 to the Current Report on Form 8-K on April 16, 2020 and incorporated herein by reference).

10.5	Operating Agreement of Carrier Enterprise, LLC (Amended and Restated), dated as of July 1, 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K on July 8, 2009 and incorporated herein by reference).

10.6	Operating Agreement of Carrier Enterprise Northeast, LLC, dated as of April 30, 2011 (filed as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.7	Carrier Enterprise Canada (G.P.), Inc. Shareholders’ Agreement dated as of April 27, 2012 (filed as Exhibit 10.2 to the Current Report on Form 8-K on May 3, 2012 and incorporated herein by reference).

13	2020 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 6, 7, 8 and 9 of this Form 10-K, the 2020 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

21.1	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. #

101.SCH	Inline XBRL Taxonomy Extension Schema Document. #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. #

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.
*	Management contract or compensation plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 26, 2021	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, Chief Executive Officer

February 26, 2021	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ALBERT H. NAHMAD Albert H. Nahmad	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2021

/S/ ANA M. MENENDEZ Ana M. Menendez	Chief Financial Officer (principal accounting officer and principal financial officer)	February 26, 2021

/S/ CESAR L. ALVAREZ Cesar L. Alvarez	Director	February 26, 2021

/S/ J. MICHAEL CUSTER J. Michael Custer	Director	February 26, 2021

/S/ DENISE DICKINS Denise Dickins	Director	February 26, 2021

/S/ BRIAN E. KEELEY Brian E. Keeley	Director	February 26, 2021

/S/ BOB L. MOSS Bob L. Moss	Director	February 26, 2021

/S/ AARON J. NAHMAD Aaron J. Nahmad	Director and President	February 26, 2021

/S/ STEVEN RUBIN Steven Rubin	Director	February 26, 2021

/S/ GEORGE P. SAPE George P. Sape	Director	February 26, 2021