Form 10-Q
period 2021-03-31
WATSCO INC
filed 2021-05-06
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2021
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
of the Exchange Act).
Yes  ☐
    No  ☒
The registrant’s common stock outstanding as of May 3, 2021 comprised (i) 32,913,087 shares of Common stock, $0.50 par value per share, excluding
4,823,988
treasury shares and (ii) 5,768,007 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM
10-Q

2 of 23

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarters Ended March 31,
	2021	2020
Revenues	$1,136,118	$1,008,156
Cost of sales	841,297	760,541

Gross profit	294,821	247,615
Selling, general and administrative expenses	217,612	203,386
Other income	4,671	1,014

Operating income	81,880	45,243
Interest expense, net	88	790

Income before income taxes	81,792	44,453
Income taxes	15,665	8,206

Net income	66,127	36,247
Less: net income attributable to non-controlling interest	11,035	5,745

Net income attributable to Watsco, Inc.	$55,092	$30,502

Earnings per share for Common and Class B common stock:
Basic and Diluted	$1.39	$0.72

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 2
3

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarters Ended March 31,
	2021	2020
Net income	$66,127	$36,247
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	3,457	(21,929)
Unrealized gain on cash flow hedging instruments arising during the period	76	2,534
Reclassification of loss on cash flow hedging instruments into earnings	243	115

Other comprehensive income (loss)	3,776	(19,280)
Comprehensive income	69,903	16,967
Less: comprehensive income (loss) attributable to non-controlling interest	12,337	(796)

Comprehensive income attributable to Watsco, Inc.	$57,566	$17,763

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 2
3

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,875	$146,067
Accounts receivable, net	596,513	535,288
Inventories, net	986,648	781,299
Other current assets	18,319	21,791

Total current assets	1,695,355	1,484,445
Property and equipment, net	100,378	98,225
Operating lease right-of-use assets	203,603	209,169
Goodwill	413,082	412,486
Intangible assets, net	169,931	169,929
Investment in unconsolidated entity	102,518	97,847
Other assets	7,397	12,246

	$2,692,264	$2,484,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$72,767	$71,804
Accounts payable	384,109	251,553
Accrued expenses and other current liabilities	173,944	163,788

Total current liabilities	630,820	487,145

Long-term obligations:
Borrowings under revolving credit agreement	48,900	—
Operating lease liabilities, net of current portion	132,829	139,527
Finance lease liabilities, net of current portion	5,742	4,811

Total long-term obligations	187,471	144,338

Deferred income taxes and other liabilities	77,146	73,103

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,863	18,851
Class B common stock, $0.50 par value	2,897	2,846
Preferred stock, $0.50 par value	—	—
Paid-in capital	966,536	950,915
Accumulated other comprehensive loss, net of tax	(32,393)	(34,867)
Retained earnings	622,944	636,373
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,491,407	1,486,678
Non-controlling interest	305,420	293,083

Total shareholders’ equity	1,796,827	1,779,761

	$2,692,264	$2,484,347

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 2
3

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2020	38,521,694	$21,697	$950,915	$(34,867)	$636,373	$(87,440)	$293,083	$1,779,761
Net income					55,092		11,035	66,127
Other comprehensive income				2,474			1,302	3,776
Issuances of non-vested restricted shares of common stock	121,934	61	(61)					—
Forfeitures of non-vested restricted shares of common stock	(43,000)	(21)	21					—
Common stock contribution to 401(k) plan	22,752	11	5,143					5,154
Stock issuances from exercise of stock options and employee stock purchase plan	24,735	12	3,862					3,874
Share-based compensation			6,656					6,656
Cash dividends declared and paid on Common and Class B common stock, $1.775 per share					(68,521)			(68,521)

Balance at March 31, 2021	38,648,115	$21,760	$966,536	$(32,393)	$622,944	$(87,440)	$305,420	$1,796,827

Continued on next page.
6 of 2
3

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2019	38,194,056	$21,533	$907,877	$(39,050)	$632,507	$(87,440)	$279,340	$1,714,767
Net income					30,502		5,745	36,247
Other comprehensive (loss)				(12,739)			(6,541)	(19,280)
Issuances of non-vested restricted shares of common stock	113,765	57	(57)					—
Common stock contribution to 401(k) plan	25,216	13	4,530					4,543
Stock issuances from exercise of stock options and employee stock purchase plan	18,674	9	2,532					2,541
Retirement of common stock	(4,828)	(2)	(789)					(791)
Share-based compensation			6,097					6,097
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(61,238)			(61,238)

Balance at March 31, 2020	38,346,883	$21,610	$920,190	$(51,789)	$601,771	$(87,440)	$278,544	$1,682,886

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 2
3

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarters Ended March 31,
	2021	2020
Cash flows from operating activities:
Net i n come	$66,127	$36,247
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,898	6,479
Share-based compensation	5,892	4,912
Non-cash contribution to 401(k) plan	5,154	4,543
Provision for doubtful accounts	393	2,005
Other income from investment in unconsolidated entity	(4,671)	(1,014)
Other, net	1,042	668
Changes in operating assets and liabilities:
Accounts receivable	(61,072)	(46,534)
Inventories, net	(204,593)	(27,280)
Accounts payable and other liabilities	149,914	66,049
Other, net	(2,829)	(4,216)

Net cash (used in) provided by operating activities	(37,745)	41,859

Cash flows from investing activities:
Proceeds from sale of equity securities	5,993	—
Proceeds from sale of property and equipment	50	10
Capital expenditures	(4,822)	(3,859)

Net cash provided by (used in) investing activities	1,221	(3,849)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(68,521)	(61,238)
Repayments of finance lease liabilities	(503)	(343)
Repurchases of common stock to satisfy employee withholding tax obligations	—	(791)
Net proceeds from issuances of common stock	3,874	2,541
Net proceeds under revolving credit agreement	48,900	443

Net cash used in financing activities	(16,250)	(59,388)

Effect of foreign exchange rate changes on cash and cash equivalents	582	(1,840)

Net decrease in cash and cash equivalents	(52,192)	(23,218)
Cash and cash equivalents at beginning of period	146,067	74,454

Cash and cash equivalents at end of period	$93,875	$51,236

See accompanying notes to condensed consolidated unaudited financial statements.

8 of 2
3

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2021
(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying March 31, 2021 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2020 Annual Report on Form
10-K.
The condensed consolidated unaudited financial statements include the accounts of Watsco, all of its wholly owned subsidiaries, the accounts of three
joint ventures with Carrier Global Corporation, which we refer to as Carrier, the accounts of Carrier InterAmerica Corporation, of which we have an 80% controlling interest and Carrier has a 20% non-controlling interest and our 38.1% investment in Russell Sigler, Inc. (“RSI”), which is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the quarter ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
Equity Method Investments
Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in investment in unconsolidated entity in our condensed consolidated unaudited balance sheets. Under this method of accounting, our proportionate share of the net income or loss of the investee is included in other income in our condensed consolidated unaudited statements of income. The excess, if any, of the carrying amount of our investment over our ownership percentage in the underlying net assets of the investee is attributed to certain fair value adjustments with the remaining portion recognized as goodwill.
Use of Estimates
The preparation of condensed consolidated unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses for the reporting period. Significant estimates include valuation reserves for accounts receivable, net realizable value adjustments to inventories, income taxes, reserves related to loss contingencies and the valuation of goodwill, indefinite-lived intangible assets and long-lived assets. While we believe that these estimates are reasonable, actual results could differ from such estimates.
Impact of
COVID-19
Pandemic
The
COVID-19
pand
e
mic has impacted and could further impact our operations and the operations of our suppliers and customers as a result of quarantines, facility closures, illnesses, and travel and logistics restrictions. The extent to which the
COVID-19
pandemic continues to impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the magnitude, duration, spread, severity, and impact of the
COVID-19
pandemic, the effects of the
COVID-19
pandemic on our employees, customers, suppliers, and vendors, and the remedial actions and stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions may resume. Even after the
COVID-19
pandemic has subsided, we may experience adverse impacts to our business as a result of any economic recession or depression that has occurred as a result of the pandemic. Therefore, we cannot reasonably estimate the impact at this time.

9 of 2
3

2.	REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

Quarters Ended March 31,	2021	2020
Primary Geographical Regions:
United States	$1,011,266	$899,545
Canada	74,492	55,341
Latin America and the Caribbean	50,360	53,270

	$1,136,118	$1,008,156

Major Product Lines:
HVAC equipment	67%	66%
Other HVAC products	29%	30%
Commercial refrigeration products	4%	4%

	100%	100%

3.	EARNINGS PER SHARE
The following ta
b
le presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

Quarters Ended March 31,	2021	2020
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$55,092	$30,502
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	6,054	5,233

Earnings allocated to Watsco, Inc. shareholders	$49,038	$25,269

Weighted-average common shares outstanding – Basic	35,179,521	34,995,048
Basic earnings per share for Common and Class B common stock	$1.39	$0.72
Allocation of earnings for Basic:
Common stock	$45,452	$23,409
Class B common stock	3,586	1,860

	$49,038	$25,269

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$55,092	$30,502
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	6,054	5,233

Earnings allocated to Watsco, Inc. shareholders	$49,038	$25,269

Weighted-average common shares outstanding – Basic	35,179,521	34,995,048
Effect of dilutive stock options	150,312	28,941

Weighted-average common shares outstanding – Diluted	35,329,833	35,023,989

Diluted earnings per share for Common and Class B common stock	$1.39	$0.72
Anti-dilutive stock options not included above	5,911	164,130
Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At March 31, 2021 and 2020, our outstanding Class B common stock was convertible into 2,572,536 and 2,575,740 shares of our
Common stock, respectively.

10 of 23

4.	OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive
income (loss)
consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized gains on cash flow hedging instruments. The tax effects allocated to each component of other comprehensive income (loss) were as follows:

Quarters Ended March 31,	2021	2020
Foreign currency translation adjustment	$3,457	$(21,929)
Unrealized gain on cash flow hedging instruments	103	3,473
Income tax expense	(27)	(939)

Unrealized gain on cash flow hedging instruments, net of tax	76	2,534

Reclassification of loss on cash flow hedging instruments into earnings	333	157
Income tax benefit	(90)	(42)

Reclassification of loss on cash flow hedging instruments into earnings, net of tax	243	115

Other comprehensive income (loss)	$3,776	$(19,280)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Quarters Ended March 31,	2021	2020
Foreign currency translation adjustment:
Beginning balance	$(34,694)	$(38,599)
Current period other comprehensive income (loss)	2,282	(14,328)

Ending balance	(32,412)	(52,927)

Cash flow hedging instruments:
Beginning balance	(173)	(451)
Current period other comprehensive income	46	1,520
Reclassification adjustment	146	69

Ending balance	19	1,138

Accumulated other comprehensive loss, net of tax	$(32,393)	$(51,789)

5.	DERIVATIVES
We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.
Cash Flow Hedging Instruments
We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is
12

months. At March 31, 2021, no foreign currency forward contracts were designated as cash flow hedges.
The impact from foreign exchange derivative instrument
s
designated as cash flow hedges was as follows:

Quarters Ended March 31,	2021	2020
Gain recorded in accumulated other comprehensive loss	$103	$3,473
Loss reclassified from accumulated other comprehensive loss into earnings	$333	$157
At March 31, 2021, we expected an estimated $34
pre-tax
gain to be reclassified into earnings to reflect the fixed prices obtained from foreign exchange hedging within the next 12 months.

11 of 23

Derivatives Not Designated as Hedging Instruments
We have also entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. We had only one foreign currency exchange contract not designated as a hedging instrument at March 31, 2021, the total notional value of which was
$4,600,
and such contract subsequently expired in

 April 2021.
We recognized gain
s
 of $27 and $829 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2021 and 2020, respectively.
The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 6.

	Asset Derivatives		Liability Derivatives
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments	$—	$—	$—	$91
Derivatives not designated as hedging instruments	—	—	5	10

Total derivative instruments	$—	$—	$5	$101

6.	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at March 31, 2021 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$1,412	$1,412	$—	$—
Liabilities:
Deriv a tive financial instruments	Accrued expenses and other current liabilities	$5	$—	$5	$—

			Fair Value Measurements at December 31, 2020 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$6,065	$6,065	—	—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$101	—	$101	—
The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:
Equity securities
– these investments are exchange-traded equity securities. Fair values for these investments are based on closing stock prices from active markets and are therefore classified within Level 1 of the fair value hierarchy.
Derivative financial instruments
– these derivatives are foreign currency forward and option contracts. See Note 5. Fair value is based on observable market inputs, such as forward rates in active markets; therefore, we classify these derivatives within Level 2 of the valuation hierarchy.

12 of 23

7.	SHAREHOLDERS’ EQUITY
Common Stock Dividends
We paid cash dividends of $1.775 and $1.60
per share of both Common and Class B common stock during the quarters ended March 31, 2021 and 2020, respectively.
Non-Vested
Restricted Stock
There were no shares of
non-vested
restricted stock that vested during the quarter ended March 31, 2021. During the quarter ended March 31, 2020,
4,828
 shares of Common and Class B common stock with an aggregate fair market value of
$791
 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.
Exerci
s
e of Stock Options
Cash received from the exercis
e
 of stock options during the quarters ended March 31, 2021 and 2020 was $3,469 and $2,188, respectively.
Employee Stock Purchase Plan
During the quarters ended March 31, 2021 and 2020, we received net proceeds of $405 and $353, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $6,453 and $5,404 at March 31, 2021 and December 31, 2020, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

9.	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 61% and 57% of all inventory purchases made during the quarters ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, approximately $140,000 and $81,000, respectively, was payable to Carrier and its affiliates, net of receivables.
W
e
also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2021 and 2020 included approximately $23,000 and $22,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length basis in the ordinary course of business.
A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters ended March 31, 2021 and 2020, fees to this firm for services performed were $
66
and $
0
, respectively. At March 31, 2021 and December 31, 2020, $
63
and $
8
, respectively, was payable to this firm.

1
3
of 2
3

10.	SUBSEQUENT EVENT
On April 9, 2021, we acquired certain assets and assumed certain liabilities comprising the HVAC distribution business of Temperature Equipment Corporation, an HVAC distributor operating from
32

locations in Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri and Wisconsin. We formed a new, stand-alone joint venture with Carrier, TEC Distribution LLC (“TEC”), that will operate this business. We have an

80
%
controlling interest in TEC and Carrier has a

20
%

non-controlling interest. Consideration for the purchase was paid in cash, consisting of
$
105,200
paid to Temperature Equipment Corporation (Carrier contributed
$
21,040
and we contributed $
84,160
) and $
1,497
for repayment of indebtedness
.
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
We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see the discussion below under Impact of
COVID-19
Pandemic and Item 1A “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2020, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

14 of 23

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
10-K
for the year ended December 31, 2020.
Company Overview
Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At March 31, 2021, we operated from 601 locations in 38 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.
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
Impact of the
COVID-19
Pandemic
For certain periods of the
COVID-19
pandemic thus far, some U.S. states had been under executive orders requiring that all workers remain at home unless their work was critical, essential, or life-sustaining. We believe that, based on the various standards published to date, the work our employees perform is essential, and as such we continued to operate with certain modifications during these periods. Some of our locations experienced short-term closures for
COVID-19
employee health concerns or operated at a diminished capacity, which negatively impacted our business during March and April of 2020. At the end of the second quarter of 2020, many of the markets in which we operate had begun to ease
COVID-19
restrictions that had been in place earlier in the period. However, during the second half of 2020, viral infections began to increase, resulting in the resumption of restrictions in certain markets in which we operate. Although we have learned to navigate
COVID-19
while maintaining our operations in all material respects, the pandemic continued to impact our business and operating results in the first quarter of 2021.
Consistent with broader social trends, we have taken steps to safeguard the health of our employees and customers. This has included creating space between work areas, providing ample personal protective equipment and cleaning supplies, having formal policies for mitigation in the event of cases of illness, utilizing technologies where work duties enable working from home, and instituting contactless sales and servicing capabilities at many of our locations to create social distancing. As of the date of this filing, all of our locations are operating, and, due to these precautions, have been functioning effectively, including our internal controls over financial reporting. In light of the continued high rate of viral infections that exists as of the date of this filing, there remains significant uncertainty concerning the magnitude of the impact and duration of the
COVID-19
pandemic.
In response to the pandemic, we implemented plans intended to preserve adequate liquidity and ensure that our business continued to operate during this uncertain time. In addition, we have taken actions to reduce costs, including reductions in compensation, rent abatement, changes to vendor terms and other austerity measures to curtail discretionary spending in light of the circumstances. Other costs, including hourly wages, overtime, sales commissions, temporary labor, performance-based compensation, advertising, and delivery expenses are expected to vary in correlation with our overall business activity. As restrictions ease and normal economic conditions and operations resume, the various austerity measures to curtail discretionary spending have eased.
With respect to liquidity, we believe that our balance sheet remains strong with $93.9 million in cash, $48.9 million in borrowings drawn under our $560.0 million credit facility and $1.8 billion of shareholders’ equity, in each case as of March 31, 2021. During these uncertain times, we believe that our scale, our currently low debt level, conservative leverage ratio, and our historical ability to generate cash flow positions us well as we work through the impacts of the
COVID-19
pandemic.
The full impact of the
COVID-19
pandemic on our financial condition and results of operations will continue to depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers and suppliers, how quickly normal economic conditions and operations resume and whether the pandemic exacerbates the risks disclosed in Item 1A “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2020. We intend to continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

15 of 23

Joint Ventures with Carrier Global Corporation (“Carrier”)
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
In 2011, we formed a second joint venture with Carrier, in which Carrier contributed 28 of its company-owned locations in the Northeast U.S., and we contributed 14 locations in the Northeast U.S., and we then purchased Carrier’s distribution operations in Mexico, which included seven locations. Collectively, the Northeast locations and the Mexico operations are referred to as Carrier Enterprise II. We have an 80% controlling interest in Carrier Enterprise II, and Carrier has a 20%
non-controlling
interest. Effective May 31, 2019, we purchased an additional 20% ownership interest in Homans Associates II LLC (“Homans”) from Carrier Enterprise II, following which we own 100% of Homans. Homans previously operated as a division of Carrier Enterprise II and now operates as one of our stand-alone, wholly owned subsidiaries.
In 2012, we formed a third joint venture with Carrier, which we refer to as Carrier Enterprise III. Carrier contributed 35 of its company-owned locations in Canada to Carrier Enterprise III. We have a 60% controlling interest in Carrier Enterprise III, and Carrier has a 40%
non-controlling
interest.
On April 9, 2021, we acquired certain assets and assumed certain liabilities comprising the HVAC distribution business of Temperature Equipment Corporation, an HVAC distributor operating from 32 locations in Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri and Wisconsin. We formed a new, stand-alone joint venture with Carrier, TEC Distribution LLC (“TEC”), that will operate this business. We have an 80% controlling interest in TEC, and Carrier has a 20%
non-controlling
interest.
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
Our critical accounting policies are included in our 2020 Annual Report on Form
10-K,
as filed with the SEC on February 26, 2021. We believe that there have been no significant changes during the quarter ended March 31, 2021 to the critical accounting policies disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2020.

16 of 23

Results of Operations
The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters ended March 31, 2021 and 2020:

	2021	2020
Revenues	100.0%	100.0%
Cost of sales	74.1	75.4

Gross profit	25.9	24.6
Selling, general and administrative expenses	19.2	20.2
Other income	0.4	0.1

Operating income	7.2	4.5
Interest expense, net	0.0	0.1

Income before income taxes	7.2	4.4
Income taxes	1.4	0.8

Net income	5.8	3.6
Less: net income attributable to non-controlling interest	1.0	0.6

Net income attributable to Watsco, Inc.	4.8%	3.0%

Note: Due to rounding, percentages may not add up to 100.
In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At March 31, 2021 and 2020, one and seven locations, respectively, that we opened were near existing locations and were therefore included in “same-store basis” information.
The table below summarizes the changes in our locations for the 12 months ended March 31, 2021:

Number of Locations
March 31, 2020	603
Opened	2
Closed	(5)

December 31, 2020	600
Opened	2
Closed	(1)

March 31, 2021	601

Revenues
Revenues for the first quarter of 2021 increased $128.0 million, or 13%, as compared to the first quarter of 2020, including $1.3 million attributable to locations opened during the preceding 12 months, offset by $1.6 million from locations closed. Sales of HVAC equipment (67% of sales) increased 14%, which included an 18% increase in residential HVAC equipment, sales of other HVAC products (29% of sales) increased 11%, and sales of commercial refrigeration products (4% of sales) increased 10%. On a same-store basis, revenues increased $128.3 million, or 13%, as compared to the same period in 2020. For HVAC equipment, the increase in revenues was primarily due to demand for residential HVAC equipment and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, resulting in a 16% increase in volume and a 2% increase in the average selling price.
Gross Profit
Gross profit for the first quarter of 2021 increased $47.2 million, or 19%, as compared to the first quarter of 2020, primarily as a result of increased revenues. Gross profit margin for the quarter ended March 31, 2021 increased 130 basis-points to 25.9% versus 24.6%, primarily due to the impact of pricing and mix for HVAC equipment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2021 increased $14.2 million, or 7%, as compared to the first quarter of 2020, primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2021 decreased to 19.2% versus 20.2% for the same period in 2020 primarily due to increased leverage on fixed costs driven by increased revenues and actions taken to improve operating efficiencies and to reduce costs and curtail discretionary spending in response to the pandemic.

17 of 23

Other Income
Other income of $4.7 million and $1.0 million for the first quarters of 2021 and 2020, respectively, represents our share of the net income of Russell Sigler, Inc. (“RSI”).
Interest Expense, Net
Interest expense, net, for the first quarter of 2021 decreased 89%, primarily as a result of a decrease in average outstanding borrowings and a lower effective interest rate, in each case under our revolving credit facility, as compared to the same period in 2020.
Income Taxes
Income taxes increased to $15.7 million for the first quarter of 2021, as compared to $8.2 million for the first quarter of 2020, and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 22.0% and 21.0% for the quarters ended March 31, 2021 and 2020, respectively. The increase was primarily due to higher state income taxes in 2021 as compared to the same period in 2020.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco, Inc. for the quarter ended March 31, 2021 increased $24.6 million, or 81%, compared to the same period in 2020. The increase was primarily driven by higher revenues, gross profit, and other income and lower interest expense, net.
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
As of March 31, 2021, we had $93.9 million of cash and cash equivalents, of which $78.7 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions.
We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement are sufficient to meet our liquidity needs in the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.
Our access to funds under our revolving credit agreement depends on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on LIBOR, which is one of the base rates under our revolving credit agreement. LIBOR is the subject of recent proposals for reform that currently provide for the phase-out
of LIBOR after December 31, 2021. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our debt, as it is currently anticipated that lenders will replace LIBOR with the Secured Overnight Financing Rate, which may exceed what would have been the comparable LIBOR rate. Additionally, disruptions in the credit and capital markets could also result in increased borrowing costs and/or reduced borrowing capacity under our revolving credit agreement.

18 of 23

Working Capital
Working capital increased to $1,064.5 million at March 31, 2021 from $997.3 million at December 31, 2020, reflecting higher levels of inventories, primarily due to the seasonality of our business.
Cash Flows
The following table summarizes our cash flow activity for the quarters ended March 31, 2021 and 2020 (in millions):

	2021	2020	Change
Cash flows (used in) provided by operating activities	$(37.7)	$41.9	$(79.6)
Cash flows provided by (used in) investing activities	$1.2	$(3.8)	$5.0
Cash flows used in financing activities	$(16.3)	$(59.4)	$43.1
The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form
10-Q.
Operating Activities
The increase in net cash used in operating activities was primarily due to increases in the level of inventory in 2021 as compared to 2020.
Investing Activities
Net cash provided by investing activities was primarily due to proceeds from the sale of equity securities, partially offset by higher capital expenditures in 2021.
Financing Activities
The decrease in net cash used in financing activities was primarily attributable to higher borrowings partially offset by an increase in dividends paid in 2021.
Revolving Credit Agreement
We maintain an unsecured, syndicated multicurrency revolving credit agreement, which we use to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. On April 10, 2020, we increased the aggregate borrowing capacity of our revolving credit agreement from $500.0 million to $560.0 million. The credit facility has a seasonal component from October 1 to March 31, during which the borrowing capacity may be reduced to $460.0 million at our discretion (which effectively reduces fees payable in respect of the unused portion of the commitment), and we effected this reduction in 2020. Included in the credit facility are a $100.0 million swingline subfacility, a $10.0 million letter of credit subfacility, a $75.0 million alternative currency borrowing sublimit and an $8.0 million Mexican borrowing sublimit. The credit agreement matures on December 5, 2023.
At March 31, 2021 $48.9 million was outstanding under the revolving credit agreement. At December 31, 2020 there was no outstanding balance under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2021.
Investment in Unconsolidated Entity
Carrier Enterprise I has a 38.1% ownership interest in RSI, an HVAC distributor operating from 30 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.
Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders. Pursuant to the Shareholders’ Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. At March 31, 2021, the estimated purchase amount we would be contingently liable for was approximately $222.0 million. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement will be sufficient to purchase any additional ownership interests in RSI.

19 of 23

Acquisitions
On April 9, 2021, we acquired certain assets and assumed certain liabilities comprising the HVAC distribution business of Temperature Equipment Corporation, an HVAC distributor operating from 32 locations in Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri and Wisconsin. We formed a new, stand-alone joint venture with Carrier, TEC, that will operate this business. We have an 80% controlling interest in TEC, and Carrier has a 20%
non-controlling
interest. Consideration for the purchase was paid in cash, consisting of $105.2 million paid to Temperature Equipment Corporation (Carrier contributed $21.0 million and we contributed $84.2 million) and $1.5 million for repayment of indebtedness.
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
Common Stock Dividends
We paid cash dividends of $1.775 and $1.60 per share of Common stock and Class B common stock during the quarters ended March 31, 2021 and 2020, respectively. On April 1, 2021, our Board of Directors declared a regular quarterly cash dividend of $1.95 per share of both Common and Class B common stock that was paid on April 30, 2021 to shareholders of record as of April 15, 2021. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.
Company Share Repurchase Program
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At March 31, 2021, there were 1,129,087 shares remaining authorized for repurchase under the program.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form
10-K
for the year ended December 31, 2020.
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
and
15d-15(f)
under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

20 of 23

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 8 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form
10-Q
under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form
10-Q.
ITEM 1A. RISK FACTORS
Information about risk factors for the quarter ended March 31, 2021 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On March 10, 2021, we issued 22,752 shares of our Common stock to our Profit Sharing Retirement Plan & Trust (the “Plan”) representing the employer match under the Plan for the plan year ended December 31, 2020, without registration. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof. The Plan is a profit sharing retirement plan that is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Plan are held in a single trust fund for the benefit of our employees, and the Plan does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plan as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

21 of 23

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

10.1*	Twenty-second Amendment dated January 1, 2021 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1(w) to our Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference).

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.
*	Management contract or compensation plan or arrangement.

22 of 23

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC . (Registrant)

Date: May 6, 2021	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

23 of 23