Form 10-Q
period 2021-06-30
WATSCO INC
filed 2021-08-05
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
The registrant’s common stock outstanding as of August 2, 2021 comprised (i) 32,971,067 shares of Common stock, $0.50 par value per share, excluding 4,823,988 treasury shares and (ii) 5,764,118 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM
10-Q

2 of 24

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$1,849,640	$1,355,385	$2,985,758	$2,363,541
Cost of sales	1,371,699	1,036,186	2,212,996	1,796,727

Gross profit	477,941	319,199	772,762	566,814
Selling, general and administrative expenses	266,697	194,053	484,309	397,439
Other income	5,539	4,103	10,210	5,117

Operating income	216,783	129,249	298,663	174,492
Interest expense, net	448	283	536	1,073

Income before income taxes	216,335	128,966	298,127	173,419
Income taxes	44,202	24,724	59,867	32,930

Net income	172,133	104,242	238,260	140,489
Less: net income attributable to non-controlling interest	28,031	17,664	39,066	23,409

Net income attributable to Watsco, Inc.	$144,102	$86,578	$199,194	$117,080

Earnings per share for Common and Class B common stock:
Basic	$3.73	$2.26	$5.16	$3.03

Diluted	$3.71	$2.26	$5.13	$3.02

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 24

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$172,133	$104,242	$238,260	$140,489
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	4,016	9,823	7,473	(12,106)
Unrealized (loss) gain on cash flow hedging instruments	(6)	(1,170)	70	1,364
Reclassification of (gain) loss on cash flow hedging instruments into earnings	(22)	(297)	221	(182)

Other comprehensive income (loss)	3,988	8,356	7,764	(10,924)

Comprehensive income	176,121	112,598	246,024	129,565
Less: comprehensive income attributable to non-controlling interest	29,370	20,499	41,707	19,703

Comprehensive income attributable to Watsco, Inc.	$146,751	$92,099	$204,317	$109,862

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 24

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,787	$146,067
Accounts receivable, net	857,864	535,288
Inventories, net	1,044,608	781,299
Other current assets	22,803	21,791

Total current assets	2,022,062	1,484,445
Property and equipment, net	104,967	98,225
Operating lease right-of-use assets	263,682	209,169
Goodwill	434,946	412,486
Intangible assets, net	190,093	169,929
Investment in unconsolidated entity	108,057	97,847
Other assets	7,877	12,246

	$3,131,684	$2,484,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$81,306	$71,804
Accounts payable	490,921	251,553
Accrued expenses and other current liabilities	243,037	163,788

Total current liabilities	815,264	487,145

Long-term obligations:
Borrowings under revolving credit agreement	114,167	—
Operating lease liabilities, net of current portion	184,925	139,527
Finance lease liabilities, net of current portion	6,165	4,811

Total long-term obligations	305,257	144,338

Deferred income taxes and other liabilities	79,630	73,103

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,893	18,851
Class B common stock, $0.50 par value	2,906	2,846
Preferred stock, $0.50 par value	—	—
Paid-in capital	979,430	950,915
Accumulated other comprehensive loss, net of tax	(29,744)	(34,867)
Retained earnings	691,658	636,373
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,575,703	1,486,678
Non-controlling interest	355,830	293,083

Total shareholders’ equity	1,931,533	1,779,761

	$3,131,684	$2,484,347

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 24

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2020	38,521,694	$21,697	$950,915	$(34,867)	$636,373	$(87,440)	$293,083	$1,779,761
Net income					55,092		11,035	66,127
Other comprehensive income				2,474			1,302	3,776
Issuances of non-vested restricted shares of common stock	121,934	61	(61)					—
Forfeitures of non-vested restricted shares of common stoc k	(43,000)	(21)	21					—
Common stock contribution to 401(k) plan	22,752	11	5,143					5,154
Stock issuances from exercise of stock options and employee stock purchase plan	24,735	12	3,862					3,874
Share-based compensation			6,656					6,656
Cash dividends declared and paid on Common and Class B common stock, $1.775 per share					(68,521)			(68,521)

Balance at March 31, 2021	38,648,115	21,760	966,536	(32,393)	622,944	(87,440)	305,420	1,796,827

Net income					144,102		28,031	172,133
Other comprehensive income				2,649			1,339	3,988
Issuances of non-vested restricted shares of common stock	44,881	22	(22)					—
Forfeitures of non-vested restricted shares of common stock	(7,589)	(4)	4					—
Stock issuances from exercise of stock options and employee stock purchase plan	34,311	18	5,658					5,676
Retirement of common stock	(2,965)	(1)	(862)					(863)
Share-based compensation			5,569					5,569
Common stock issued for Acme Refrigeration of Baton Rouge LLC	8,492	4	2,547					2,551
Investment in TEC Distribution LLC							21,040	21,040
Cash dividends declared and paid on Common and Class B common stock, $1.95 per shar e					(75,388)			(75,388)

Balance at June 30, 2021	38,725,245	$21,799	$979,430	$(29,744)	$691,658	$(87,440)	$355,830	$1,931,533

Continued on next page.
6 of 24

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total

Balance at December 31, 2019	38,194,056	$21,533	$907,877	$(39,050)	$632,507	$(87,440)	$279,340	$1,714,767
Net income					30,502		5,745	36,247
Other comprehensive (loss)				(12,739)			(6,541)	(19,280)
Issuances of non-vested restricted shares of common stoc k	113,765	57	(57)					—
Common stock contribution to 401(k) plan	25,216	13	4,530					4,543
Stock issuances from exercise of stock options and employee stock purchase plan	18,674	9	2,532					2,541
Retirement of common stock	(4,828)	(2)	(789)					(791)
Share-based compensation			6,097					6,097
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(61,238)			(61,238)

Balance at March 31, 2020	38,346,883	21,610	920,190	(51,789)	601,771	(87,440)	278,544	1,682,886

Net income					86,578		17,664	104,242
Other comprehensive income				5,521			2,835	8,356
Issuances of non-vested restricted shares of common stock	15,500	8	(8)					—
Stock issuances from exercise of stock options and employee stock purchase plan	32,073	16	4,529					4,545
Retirement of common stock	(6,377)	(4)	(1,092)					(1,096)
Share-based compensatio n			5,226					5,226
Cash dividends declared and paid on Common and Class B common stock, $1.775 per share					(68,077)			(68,077)

Balance at June 30, 2020	38,388,079	$21,630	$928,845	$(46,268)	$620,272	$(87,440)	$299,043	$1,736,082

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 24

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$238,260	$140,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,877	12,898
Share-based compensation	12,351	10,140
Deferred income tax provision	2,115	1,676
Other income from investment in unconsolidated entity	(10,210)	(5,117)
Other, net	6,150	6,475
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(283,077)	(146,512)
Inventories, net	(173,539)	63,432
Accounts payable and other liabilities	282,852	182,957
Other, net	(6,897)	(5,183)

Net cash provided by operating activities	81,882	261,255

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(126,549)	—
Capital expenditures	(11,008)	(8,019)
Proceeds from sale of property and equipment	100	37
Proceeds from sale of equity securities	5,993	—

Net cash used in investing activities	(131,464)	(7,982)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(143,909)	(129,315)
Net repayments of finance lease liabilities	(966)	(651)
Repurchases of common stock to satisfy employee withholding tax obligations	—	(1,034)
Payment of fees related to revolving credit agreement	—	(189)
Net proceeds from issuances of common stock	8,687	6,233
Proceeds from non-controlling interest for investment in TEC Distribution LLC	21,040	—
Net proceeds (repayments) under revolving credit agreement	114,167	(122,343)

Net cash used in financing activities	(981)	(247,299)

Effect of foreign exchange rate changes on cash and cash equivalents	1,283	(855)

Net (decrease) increase in cash and cash equivalents	(49,280)	5,119
Cash and cash equivalents at beginning of period	146,067	74,454

Cash and cash equivalents at end of period	$96,787	$79,573

Supplemental cash flow information:
Common stock issued for Acme Refrigeration of Baton Rouge LLC	$2,551	—
See accompanying notes to condensed consolidated unaudited financial statements.

8 of 24

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2021
(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us,” or “our”) w
a
s incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying June 30, 2021 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosu
r
es normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2020 Annual Report on Form
10-K.
The condensed consolidated unaudited financial statements include the accounts of Watsco, all of its wholly owned subsidiaries, the accounts of four joint ventures with Carrier Global Corporation, which we refer to as Carrier, the accounts of Carrier InterAmerica Corporation, of which we have an 80% controlling interest and Carrier has a 20%
non-controlling
interest, and our 38.1% investment in Russell Sigler, Inc. (“RSI”), which is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the quarter and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
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
and
the
valuation of goodwill,
indefinite
-lived intangible assets and long-lived assets. While we believe that these estimates are reasonable, actual results could differ from
such estimates.
Impact of
COVID-19
Pandemic
Since
COVID-19
was declared a pandemic in March 2020, it has impacted our operations and the operations of our customers and suppliers. Although we learned to navigate
COVID-19
while maintaining our operations in all material respects, the pandemic continued to impact our business and operating results throughout 2020. However, as economic activity has been recovering, the impact of the pandemic on our business has been more reflective of greater economic and marketplace dynamics, which include supply chain disruptions and labor shortages, rather than pandemic-related issues such as location closures, mandated restrictions and employee illness. Notwithstanding the recent resurgence of economic activity, in light of variant strains of the virus that have emerged, the
COVID-19
pandemic could once again impact our operations and the operations of our customers and suppliers as a result of quarantines, location closures, illnesses, and travel restrictions. The extent to which the
COVID-19
pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the resumption of high levels of infection and hospitalization, new variants of the virus, the resulting impact on our employees, customers, suppliers, and vendors, and the remedial actions and any stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions are impacted
. Therefore, we cannot
reasonably
estimate
the future impact at this time
.

9 of 24

2.	REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Primary Geographical Regions:
United States	$1,665,253	$1,226,649	$2,676,519	$2,126,193
Canada	113,880	71,917	188,372	127,258
Latin America and the Caribbean	70,507	56,819	120,867	110,090

	$1,849,640	$1,355,385	$2,985,758	$2,363,541

Major Product Lines:
HVAC equipment	71%	71%	69%	69%
Other HVAC products	26%	26%	28%	28%
Commercial refrigeration products	3%	3%	3%	3%

	100%	100%	100%	100%

3.	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$144,102	$86,578	$199,194	$117,080
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	12,779	7,439	17,618	11,082

Earnings allocated to Watsco, Inc. shareholders	$131,323	$79,139	$181,576	$105,998

Weighted-average common shares outstanding - Basic	35,228,061	35,042,958	35,203,925	35,019,003
Basic earnings per share for Common and Class B common stock	$3.73	$2.26	$5.16	$3.03
Allocation of earnings for Basic:
Common stock	$121,745	$73,323	$168,324	$98,202
Class B common stock	9,578	5,816	13,252	7,796

	$131,323	$79,139	$181,576	$105,998

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$144,102	$86,578	$199,194	$117,080
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	12,748	7,439	17,596	11,082

Earnings allocated to Watsco, Inc. shareholders	$131,354	$79,139	$181,598	$105,998

Weighted-average common shares outstanding - Basic	35,228,061	35,042,958	35,203,925	35,019,003
Effect of dilutive stock options	199,657	21,753	175,121	25,347

Weighted-average common shares outstanding - Diluted	35,427,718	35,064,711	35,379,046	35,044,350

Diluted earnings per share for Common and Class B common stock	$3.71	$2.26	$5.13	$3.02

Anti-dilutive stock options not included above	10,907	208,641	7,144	182,122

10 of 24

Diluted earnings per share for our
Common
stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At June 30, 2021 and 2020, our outstanding Class B common stock was convertible into 2,569,236 and 2,575,482 shares of our
Common stock, respectively.

4.	OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized (losses) gains on cash flow hedging instruments. The tax effects allocated to each
component of other comprehensive income (loss) were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency translation adjustment	$4,016	$9,823	$7,473	$(12,106)

Unrealized (loss) gain on cash flow hedging instruments	(6)	(1,606)	97	1,867
Income tax benefit (expense)	—	436	(27)	(503)

Unrealized (loss) gain on cash flow hedging instruments, net of ta x	(6)	(1,170)	70	1,364

Reclassification of (gain) loss on cash flow hedging instruments into earnings	(28)	(406)	305	(249)
Income tax expense (benefit)	6	109	(84)	67

Reclassification of (gain) loss on cash flow hedging instruments into earnings, net of tax	(22)	(297)	221	(182)

Other comprehensive income (loss)	$3,988	$8,356	$7,764	$(10,924)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Six Months Ended June 30,	2021	2020
Foreign currency translation adjustment:
Beginning balance	$(34,694)	$(38,599)
Current period other comprehensive income (loss)	4,948	(7,927)

Ending balanc e	(29,746)	(46,526)

Cash flow hedging instruments:
Beginning balance	(173)	(451)
Current period other comprehensive income	43	818
Reclassification adjustment	132	(109)

Ending balance	2	258

Accumulated other comprehensive loss, net of tax	$(29,744)	$(46,268)

5.	ACQUISITIONS
Acme Refrigeration of Baton
Rouge
LLC
On May 7, 2021, we acquired certain assets and assumed certain liabilities of Acme Refrigeration of Baton Rouge LLC, a distributor of air conditioning, heating, and refrigeration products, operating from 18 locations in Louisiana and Mississippi, for $22,855 less certain average revolving indebtedness. Consideration for the net purchase price consisted of $18,051 in cash, 8,492 shares of Common stock having a fair value of $2,551, and $3,141 for repayment of indebtedness, net of cash acquired of $1,340.
11 of 24

Temperature Equipment Corporation
On April 9, 2021, we acquired certain assets and assumed certain liabilities comprising
the HVAC distribution business of Temperature Equipment Corporation, an HVAC distributor operating from 32 locations in Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri and Wisconsin. We formed a new, stand-alone joint venture with Carrier, TEC Distribution LLC (“TEC”), that operate
s
this business. We have an 80% controlling interest in TEC
,
and
Carrier
has a 20%
non-controlling
interest. Consideration for the purchase was paid in cash, consisting of $105,200 paid to Temperature Equipment Corporation (Carrier contributed $21,040 and w
e
 contributed $
84,160)
and $
1,497
for repayment
o
f
indebtedness.
The preliminary purchase
 price resulted in the recognition of $
37,282
in goodwill and intangibles. The fair value of the identified intangible assets was $
19,900
and consisted of $
15,700
in trade names and distribution rights, and $
4,200
in customer relationships to be amortized over an
18-year
period. The tax basis of such goodwill is deductible for income tax purposes over
15
years.
The

table below presents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of our
80
%
controlling interest in TEC based on their respective preliminary fair values as of April 9, 2021:

Accounts receivable	$33,315
Inventories	71,395
Other current assets	962
Property and equipment	2,590
Operating lease right-of-use assets	53,829
Goodwill	17,382
Intangibles	19,900
Accounts payable	(25,393)
Accrued expenses and other current liabilities	(19,237)
Operating lease liabilities, net of current portion	(48,046)

Total	$106,697

The results of operations of these acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The pro forma effect of these acquisitions were not deemed significant to the consolidated financial statements.

6.	DERIVATIVES
We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.
Cash Flow Hedging Instruments
We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. At June 30, 2021, no foreign currency forward contracts were designated as cash flow hedges.
The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Loss) gain recorded in accumulated other comprehensive los s	$(6)	$(1,606)	$97	$1,867
(Gain) loss reclassified from accumulated other comprehensive loss into earnings	$(28)	$(406)	$305	$(249)
At June 30, 2021, no
pre-tax
gain (loss) is expected to be reclassified into earnings related to foreign exchange hedging within the next 12 months.
Derivatives Not Designated as Hedging Instruments
We have also entered into foreign currency
forward
and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. We had only one foreign currency exchange contract not designated as a hedging instrument at June 30, 2021, the total notional value of which was $5,000, and such contract subsequently expired in July 2021.
12 of 24

We recognized losses of $211 and $317 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended June 30, 2021 and 2020, respectively. We recognized (losses) gains of $(184) and $511 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the six months ended June 30, 2021 and 2020, respectively
.
The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 7.

	Asset Derivatives		Liability Derivatives
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments	$—	$—	$—	$91
Derivatives not designated as hedging instruments	—	—	5	10

Total derivative instruments	$—	$—	$5	$101

7.	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at June 30, 2021 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$1,579	$1,579	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$5	$—	$5	$—

			Fair Value Measurements at December 31, 2020 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$6,065	$6,065	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$101	$—	$101	$—
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
During the six months ended June 30, 2021, we recognized a realized gain of $3,815 recorded in our condensed consolidated unaudited statement of income attributable to the sale of certain equity securities.

8.	SHAREHOLDERS’ EQUITY
Common Stock Dividends
We paid cash dividends of $1.95, $1.775, $3.725, and $3.375 per share of both Common stock and Class B common stock during the quarters and six months ended June 30, 2021 and 2020, respectively.

13 of 24

Non-Vested
Restricted Stock
There were no shares of
non-vested
restricted stock that vested during the quarter and six months ended June 30, 2021. During the quarter and six months ended June 30, 2020, 1,504 shares of Common and Class B common stock with an aggregate fair market value of $243, and 6,332 shares of Common and Class B common stock with an aggregate fair market value of $1,034, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested
restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from Common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2021 and 2020, was $4,377, $3,217, $7,846, and $5,405, respectively.
During the quarter and six months ended June 30, 2021, 2,965 shares of Common stock with an aggregate fair market value of $863 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery. During the quarter and six months ended June 30, 2020, 4,873 shares of Common stock with an aggregate fair market value of $853 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.
Employee Stock Purchase Plan
During the quarters ended June 30, 2021 and 2020, we received net proceeds of $436 and $475, respectively, for shares of our Common stock purchased under our employee stock purchase plan. During the six months ended June 30, 2021 and 2020, we received net proceeds of $841 and $828, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $7,478 and $5,404 at June 30, 2021 and December 31, 2020, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

10.	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 72% and 63% of all inventory purchases made during the quarters ended June 30, 2021 and 2020, respectively. Purchases from Carrier and its affiliates comprised 67% and 60% of all inventory purchases made during the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021
a
nd December 31, 2020, approximately $150,000 and $81,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2021 and 2020 included approximately $33,000, $33,000, $56,000, and $55,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.
A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and six months ended June 30, 2021 and 2020, fees to this firm for services performed were $32, $0, $98 and $0, respectively. At June 30, 2021 and December 31, 2020, $1 and $8, respectively, was payable to this firm.

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
10-K
for the year ended December 31, 2020.
Company Overview
Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At June 30, 2021, we operated from 655 locations in 42 U.S. states, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

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
Although we have learned to navigate
COVID-19
while maintaining our operations in all material respects, the pandemic continued to impact our business and operating results throughout 2020. Some of our locations experienced short-term closures for
COVID-19
employee health concerns or operated at a diminished capacity, which negatively impacted our business during March and April of 2020. At the end of the second quarter of 2020, many of the markets in which we operate had begun to ease the
COVID-19
restrictions that had been in place earlier in the period. However, during the second half of 2020, viral infections began to increase, resulting in the resumption of restrictions in certain markets in which we operate, which negatively impacted our operations.
During this period, we took steps to safeguard the health of our employees and customers. This included creating additional space between work areas, providing personal protective equipment and cleaning supplies, establishing policies for mitigation in the event of cases of illness, utilizing technologies where work duties enable working from home, and instituting contactless sales and servicing capabilities at many of our locations. As of the date of this filing, all of our locations are operating, and, due to these precautions, have been functioning effectively, including our internal controls over financial reporting.
In response to the pandemic, we implemented plans intended to preserve adequate liquidity and ensure that our business continued to operate during this uncertain time. In addition, we took actions to reduce costs, including reductions in compensation, rent abatement, changes to vendor terms and other austerity measures to curtail discretionary spending in light of the circumstances in 2020.
However, as economic activity has been recovering, the impact of the pandemic on our business has been more reflective of greater economic and marketplace dynamics, which include supply chain disruptions and labor shortages, rather than pandemic-related issues such as location closures, mandated restrictions and employee illness. As restrictions have eased and normal economic conditions have largely resumed, our various austerity measures to curtail discretionary spending have eased. During these uncertain times, we believe that our scale, our currently low debt level, conservative leverage ratio, and our historical ability to generate cash flow positions us well as we work through the ongoing impacts of the
COVID-19
pandemic.
Notwithstanding the recent resurgence of economic activity, in light of variant strains of the virus and the continued high rate of viral infections that exists as of the date of this filing, there remains significant uncertainty concerning the magnitude of the impact and duration of the
COVID-19
pandemic. The full impact of the
COVID-19
pandemic on our financial condition and results of operations will continue to depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers and suppliers, the extent to which normal economic and operating conditions are impacted, and whether the pandemic exacerbates the risks disclosed in Item 1A “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2020. We intend to continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
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

16 of 24

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
In 2012, we formed a third joint venture with Carrier, which we refer to as Carrier Enterprise III. Carrier contributed 35 of its company-owned locations in Canada to Carrier Enterprise III. We have a 60% controlling interest in Carrier Enterprise III, and Carrier has a 40%
non-controlling
interest.
On April 9, 2021, we acquired certain assets and assumed certain liabilities comprising the HVAC distribution business of Temperature Equipment Corporation, an HVAC distributor operating from 32 locations in Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri and Wisconsin. We formed a new, stand-alone joint venture with Carrier, TEC Distribution LLC (“TEC”), that operates this business. We have an 80% controlling interest in TEC, and Carrier has a 20%
non-controlling
interest.
Critical Accounting Policies
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
as filed with the SEC on February 26, 2021. We believe that there have been no significant changes during the quarter ended June 30, 2021 to the critical accounting policies disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Results of Operations
The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and six months ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.2	76.4	74.1	76.0

Gross profit	25.8	23.6	25.9	24.0
Selling, general and administrative expenses	14.4	14.3	16.2	16.8
Other income	0.3	0.3	0.3	0.2

Operating income	11.7	9.5	10.0	7.4
Interest expense, net	0.0	0.0	0.0	0.0

Income before income taxes	11.7	9.5	10.0	7.3
Income taxes	2.4	1.8	2.0	1.4

Net income	9.3	7.7	8.0	5.9
Less: net income attributable to non-controlling interest	1.5	1.3	1.3	1.0

Net income attributable to Watsco, Inc.	7.8%	6.4%	6.7%	5.0%

Note: Due to rounding, percentages may not add up to 100.
The following narratives reflect our acquisitions of Acme Refrigeration of Baton Rouge LLC (“ACME”) in May 2021, and TEC in April 2021.
In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At June 30, 2021 and 2020, one and three locations, respectively, that we opened were near existing locations and were therefore included in “same-store basis” information.

17 of 24

The table below summarizes the changes in our locations for the 12 months ended June 30, 2021:

Number of Locations
June 30, 2020	603
Opened	1
Closed	(4)

December 31, 2020	600
Opened	8
Acquired	50
Closed	(3)

June 30, 2021	655

Second Quarter of 2021 Compared to Second Quarter of 2020
Revenues
Revenues for the second quarter of 2021 increased $494.3 million, or 36%, including $104.8 million attributable to the new locations acquired and $1.9 million from other locations opened during the preceding 12 months, offset by $1.3 million from locations closed. Sales of HVAC equipment (71% of sales) increased 35%, sales of other HVAC products (26% of sales) increased 33% and sales of commercial refrigeration products (3% of sales) increased 45%. On a same-store basis, revenues increased $388.9 million, or 29%, as compared to the same period in 2020, reflecting a 29% increase in sales of HVAC equipment (71% of sales), which included a 28% increase in sales of residential HVAC equipment (27% increase in U.S. markets) and a 32% increase in sales of commercial HVAC equipment, a 25% increase in sales of other HVAC products (26% of sales) and a 45% increase in sales of commercial refrigeration products (3% of sales). For HVAC equipment, the increase in revenues was primarily due to strong demand for residential HVAC equipment, the realization of price increases, and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, resulting in a 15% increase in volume and a 12% increase in the average selling price, as well as higher sales of commercial HVAC equipment.
Gross Profit
Gross profit for the second quarter of 2021 increased $158.7 million, or 50%, primarily as a result of increased revenues. Gross profit margin for the quarter ended June 30, 2021 improved 220 basis-points to 25.8% versus 23.6% for the same period in 2020, primarily due to the impact of pricing and mix for HVAC equipment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2021 increased $72.6 million, or 37%, primarily due to increased revenues and newly acquired locations. Selling, general and administrative expenses as a percent of revenues for the second quarter of 2021 increased to 14.4% versus 14.3% for the same period in 2020. On a same-store basis, selling, general and administrative expenses increased 28% as compared to the same period in 2020, primarily due to increased performance-based compensation costs commensurate with the increase in revenue and profitability in 2021 and easing of short-term austerity measures taken during the second quarter of 2020 to reduce costs and curtail discretionary spending in response to the pandemic.
Other Income
Other income of $5.5 million and $4.1 million for the second quarters of 2021 and 2020, respectively, represents our share of the net income of Russell Sigler, Inc. (“RSI”).
Interest Expense, Net
Interest expense, net for the second quarter of 2021 increased $0.2 million, or 58%, primarily as a result of an increase in average outstanding borrowings and a higher effective interest rate, in each case under our revolving credit facility, as compared to the same period in 2020.
Income Taxes
Income taxes increased to $44.2 million for the second quarter of 2021, as compared to $24.7 million for the second quarter of 2020 and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 23.4% and 22.1% for the quarters ended June 30, 2021 and 2020, respectively. The increase was primarily due to higher state income taxes and proportionately higher income in the second quarter of 2021 as compared to tax credits and share-based compensation deductions in the second quarter of 2020.

18 of 24

Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco, Inc. for the quarter ended June 30, 2021 increased $57.5 million, or 66%, compared to the same period in 2020. The increase was primarily driven by higher revenues and expanded profit margins, partially offset by higher income taxes and an increase in the net income attributable to the non-controlling
interest.
First Half of 2021 Compared to First Half of 2020
Revenues
Revenues for the first half of 2021 increased $622.2 million, or 26%, including $104.8 million attributable to the new locations acquired and $3.2 million from other locations opened during the preceding 12 months, offset by $3.0 million from locations closed. Sales of HVAC equipment (69% of sales) increased 27%, sales of other HVAC products (28% of sales) increased 23%, and sales of commercial refrigeration products (3% of sales) increased 28%. On a same-store basis, revenues increased $517.2 million, or 22%, as compared to the same period in 2020, reflecting a 23% increase in sales of HVAC equipment (69% of sales), which included a 24% increase in sales of residential HVAC equipment (23% increase in U.S. markets) and a 16% increase in sales of commercial HVAC equipment, a 19% increase in sales of other HVAC products (27% of sales) and a 28% increase in commercial refrigeration products (4% of sales). For HVAC equipment, the increase in revenues was primarily due to strong demand for residential HVAC equipment, the realization of price increases, and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, resulting in a 15% increase in volume and an 8% increase in the average selling price, as well as higher sales of commercial HVAC equipment.
Gross Profit
Gross profit for the first half of 2021 increased $205.9 million, or 36%, primarily as a result of increased revenues. Gross profit margin for the six months ended June 30, 2021 improved 190 basis-points to 25.9% versus 24.0% for the same period in 2020, due to the impact of pricing and mix for HVAC equipment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first half of 2021 increased $86.9 million, or 22%, primarily due to increased revenues. Selling, general and administrative expenses as a percentage of revenues for the six months ended June 30, 2021 decreased to 16.2% versus 16.8% for the same period in 2020 primarily due to increased leverage on fixed costs driven by increased revenues and actions taken to improve operating efficiencies. On a same-store basis, selling, general and administrative expenses increased 17% as compared to the same period in 2020 primarily due to increased performance-based compensation costs commensurate with increased revenues and profitability.
Other Income
Other income of $10.2 million and $5.1 million for the first half of 2021 and 2020, respectively, represents our share of the net income of RSI.
Interest Expense, Net
Interest expense, net for the first half of 2021 decreased $0.5 million, or 50%, primarily as a result of a decrease in average outstanding borrowings and a lower effective interest rate, in each case under our revolving credit facility, as compared to the same period in 2020.
Income Taxes
Income taxes increased to $59.9 million for the first half of 2021, as compared to $32.9 million for the first half of 2020 and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 23.0% and 21.8% for the first half of 2021 and 2020, respectively. The increase was primarily due to higher state income taxes and proportionately higher income in 2021 as compared to tax credits and share-based compensation deductions in 2020.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco, Inc. for the first half of 2021 increased $82.1 million, or 70%, compared to the same period in 2020. The increase was primarily driven by higher revenues and expanded profit margins, partially offset by higher income taxes and an increase in the net income attributable to the non-controlling
interest.

19 of 24

Liquidity and Capital Resources
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
As of June 30, 2021, we had $96.8 million of cash and cash equivalents, of which $80.6 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions.
We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement are sufficient to meet our liquidity needs for the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.
Our access to funds under our revolving credit agreement depends on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on LIBOR, which is one of the base rates under our revolving credit agreement. LIBOR is the subject of recent proposals for reform that currently provide for the phase-out
of LIBOR after December 31, 2021. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our debt, as it is currently anticipated that lenders will replace LIBOR with an alternative rate which may exceed what would have been the comparable LIBOR rate. Additionally, disruptions in the credit and capital markets could also result in increased borrowing costs and/or reduced borrowing capacity under our revolving credit agreement.
Working Capital
Working capital increased to $1,206.8 million at June 30, 2021, reflecting 50 new locations added by acquisitions in 2021, which in aggregate added $105.2 million of working capital. Excluding these new locations, working capital increased 10% to $1,101.6 million at June 30, 2021 from $997.3 million at December 31, 2020, primarily due to higher accounts receivable consistent with overall increased sales, the seasonality of our business, and higher levels of inventory in support of stronger business conditions.
Cash Flows
The following table summarizes our cash flow activity for the six months ended June 30, 2021 and 2020 (in millions):

	2021	2020	Change
Cash flows provided by operating activities	$81.9	$261.3	$(179.4)
Cash flows used in investing activities	$(131.5)	$(8.0)	$(123.5)
Cash flows used in financing activities	$(1.0)	$(247.3)	$246.3
The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form
10-Q.
Operating Activities
The decrease in net cash provided by operating activities was primarily due to higher accounts receivable driven by increased sales and higher levels of inventory in support of strong business conditions in 2021 as compared to 2020.

20 of 24

Investing Activities
Net cash used in investing activities was higher primarily due to cash consideration paid for the acquisitions of TEC and ACME.
Financing Activities
The decrease in net cash used in financing activities was primarily attributable to increased uses of cash and borrowings to fund working capital and acquisitions in 2021 versus 2020 (funded by our revolving credit agreement) and offset by $21.0 million in proceeds from the non-controlling
interest for its contribution to the acquisition of TEC in 2021 and an increase in dividends paid in 2021.
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
At June 30, 2021 $114.2 million was outstanding under the revolving credit agreement. At December 31, 2020 there was no outstanding balance under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2021.
Investment in Unconsolidated Entity
Carrier Enterprise I has a 38.1% ownership interest in RSI, an HVAC distributor operating from 30 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.
Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders. Pursuant to the Shareholders’ Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. At June 30, 2021, the estimated purchase amount we would be contingently liable for was approximately $299.0 million. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement would be sufficient to purchase any additional ownership interests in RSI.
Acquisitions
On May 7, 2021, we acquired certain assets and assumed certain liabilities of ACME, a distributor of air conditioning, heating, and refrigeration products, operating from 18 locations in Louisiana and Mississippi, for $22.9 million less certain average revolving indebtedness. Consideration for the net purchase price consisted of $18.1 million in cash, 8,492 shares of Common stock having a fair value of $2.6 million, and $3.1 million repayment of indebtedness, net of cash acquired of $1.3 million.
On April 9, 2021, we acquired certain assets and assumed certain liabilities comprising the HVAC distribution business of Temperature Equipment Corporation, an HVAC distributor operating from 32 locations in Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri and Wisconsin. We formed a new, stand-alone joint venture with Carrier, TEC, that operates this business. We have an 80% controlling interest in TEC, and Carrier has a 20%
non-controlling
interest. Consideration for the purchase was paid in cash, consisting of $105.2 million paid to Temperature Equipment Corporation (Carrier contributed $21.0 million and we contributed $84.2 million) and $1.5 million for repayment of indebtedness.
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

21 of 24

Common Stock Dividends
We paid cash dividends of $3.725 and $3.375 per share of Common stock and Class B common stock during the six months ended June 30, 2021 and 2020, respectively. On July 1, 2021, our Board of Directors declared a regular quarterly cash dividend of $1.95 per share of both Common and Class B common stock that was paid on July 30, 2021 to shareholders of record as of July 15, 2021. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.
Company Share Repurchase Program
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At June 30, 2021, there were 1,129,087 shares remaining authorized for repurchase under the program.
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
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of ACME or TEC, which collectively represented approximately 8% of our total consolidated assets at June 30, 2021 and approximately 4% of our consolidated revenues for the quarter ended June 30, 2021. From the respective acquisition dates of May 7, 2021 and April 9, 2021 to June 30, 2021, the processes and systems of ACME and TEC did not impact the internal controls over financial reporting for our other consolidated subsidiaries.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 9 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form
10-Q
under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form
10-Q.
ITEM 1A. RISK FACTORS
Information about risk factors for the quarter ended June 30, 2021 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On May 7, 2021, we issued 8,492 shares of unregistered Common stock in connection with an asset purchase agreement to acquire certain assets and assume certain liabilities of ACME. See Note 5 to our condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Quarterly Report on Form
10-Q.
This issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof. ACME represented to the Company that it was an “accredited investor” as defined in Rule 501(a) under the Securities Act and that it was acquiring the shares for investment and not with a view to the distribution thereof in violation of the Securities Act.

22 of 24

ITEM 6. EXHIBITS

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.

23 of 24

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: August 5, 2021	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

24 of 24