Form 10-Q
period 2021-09-30
WATSCO INC
filed 2021-11-04
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
.
Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)
.
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
of the Exchange Act).    Yes

☐    No  ☒
The registrant’s common stock outstanding as of November 1, 2021 comprised (i) 33,025,976 shares of Common stock, $0.50 par value per share, excluding 4,823,988 treasury shares and (ii) 5,746,980 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM
10-Q

2 of 26

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$1,782,569	$1,536,671	$4,768,327	$3,900,212
Cost of sales	1,299,905	1,162,908	3,512,901	2,959,635

Gross profit	482,664	373,763	1,255,426	940,577
Selling, general and administrative expenses	281,922	221,037	766,231	618,476
Other income	6,057	4,055	16,267	9,172

Operating income	206,799	156,781	505,462	331,273
Interest expense, net	221	108	757	1,181

Income before income taxes	206,578	156,673	504,705	330,092
Income taxes	41,734	30,467	101,601	63,397

Net income	164,844	126,206	403,104	266,695
Less: net income attributable to non-controlling interest	23,979	19,717	63,045	43,126

Net income attributable to Watsco, Inc.	$140,865	$106,489	$340,059	$223,569

Earnings per share for Common and Class B common stock:
Basic	$3.64	$2.77	$8.80	$5.83

Diluted	$3.62	$2.76	$8.75	$5.82

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$164,844	$126,206	$403,104	$266,695
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(8,219)	5,514	(746)	(6,592)
Unrealized (loss) gain on cash flow hedging instruments	—	(416)	70	948
Reclassification of (gain) loss on cash flow hedging instruments into earnings	—	(509)	221	(691)

Other comprehensive (loss) income	(8,219)	4,589	(455)	(6,335)

Comprehensive income	156,625	130,795	402,649	260,360
Less: comprehensive income attributable to non-controlling interest	21,114	21,283	62,821	40,986

Comprehensive income attributable to Watsco, Inc.	$135,511	$109,512	$339,828	$219,374

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,201	$146,067
Accounts receivable, net	771,042	535,288
Inventories, net	1,042,144	781,299
Other current assets	30,474	21,791

Total current assets	1,980,861	1,484,445
Property and equipment, net	105,842	98,225
Operating lease right-of-use assets	262,965	209,169
Goodwill	432,514	412,486
Intangible assets, net	187,662	169,929
Investment in unconsolidated entity	111,776	97,847
Other assets	9,301	12,246

	$3,090,921	$2,484,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$82,712	$71,804
Accounts payable	454,498	251,553
Accrued expenses and other current liabilities	259,483	163,788

Total current liabilities	796,693	487,145

Long-term obligations:
Borrowings under revolving credit agreement	1,724	—
Operating lease liabilities, net of current portion	182,772	139,527
Finance lease liabilities, net of current portion	6,676	4,811

Total long-term obligations	191,172	144,338

Deferred income taxes and other liabilities	81,531	73,103

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,913	18,851
Class B common stock, $0.50 par value	2,904	2,846
Preferred stock, $0.50 par value	—	—
Paid-in capital	988,310	950,915
Accumulated other comprehensive loss, net of tax	(35,098)	(34,867)
Retained earnings	756,992	636,373
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,644,581	1,486,678
Non-controlling interest	376,944	293,083

Total shareholders’ equity	2,021,525	1,779,761

	$3,090,921	$2,484,347

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2020	38,521,694	$21,697	$950,915	$(34,867)	$636,373	$(87,440)	$293,083	$1,779,761
Net income					55,092		11,035	66,127
Other comprehensive income				2,474			1,302	3,776
Issuances of non-vested restricted shares of common stock	121,934	61	(61)					—
Forfeitures of non-vested restricted shares of common stock	(43,000)	(21)	21					—
Common stock contribution to 401(k) plan	22,752	11	5,143					5,154
Stock issuances from exercise of stock options and employee stock purchase plan	24,735	12	3,862					3,874
Share-based compensation			6,656					6,656
Cash dividends declared and paid on Common and Class B common stock, $1.775 per share					(68,521)			(68,521)

Balance at March 31, 2021	38,648,115	21,760	966,536	(32,393)	622,944	(87,440)	305,420	1,796,827

Net income					144,102		28,031	172,133
Other comprehensive income				2,649			1,339	3,988
Issuances of non-vested restricted shares of common stock	44,881	22	(22)					—
Forfeitures of non-vested restricted shares of common stock	(7,589)	(4)	4					—
Stock issuances from exercise of stock options and employee stock purchase plan	34,311	18	5,658					5,676
Retirement of common stock	(2,965)	(1)	(862)					(863)
Share-based compensation			5,569					5,569
Common stock issued for Acme Refrigeration of Baton Rouge LLC	8,492	4	2,547					2,551
Investment in TEC Distribution LLC							21,040	21,040
Cash dividends declared and paid on Common and Class B common stock, $1.95 per share					(75,388)			(75,388)

Balance at June 30, 2021	38,725,245	21,799	979,430	(29,744)	691,658	(87,440)	355,830	1,931,533

Net income					140,865		23,979	164,844
Other comprehensive loss				(5,354)			(2,865)	(8,219)
Issuances of non-vested restricted shares of common stock	21,828	11	(11)					—
Stock issuances from exercise of stock options and employee stock purchase plan	14,413	7	2,480					2,487
Retirement of common stock	(3,250)	(2)	(892)					(894)
Share-based compensation			6,308					6,308
Common stock issued for Makdad Industrial Supply Co., Inc.	3,627	2	995					997
Cash dividends declared and paid on Common and Class B common stock, $1.95 per share					(75,531)			(75,531)

Balance at September 30, 2021	38,761,863	$21,817	$988,310	$(35,098)	$756,992	$(87,440)	$376,944	$2,021,525

Continued on next page.
6 of 26

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2019	38,194,056	$21,533	$907,877	$(39,050)	$632,507	$(87,440)	$279,340	$1,714,767
Net income					30,502		5,745	36,247
Other comprehensive (loss)				(12,739)			(6,541)	(19,280)
Issuances of non-vested restricted shares of common stock	113,765	57	(57)					—
Common stock contribution to 401(k) plan	25,216	13	4,530					4,543
Stock issuances from exercise of stock options and employee stock purchase plan	18,674	9	2,532					2,541
Retirement of common stock	(4,828)	(2)	(789)					(791)
Share-based compensation			6,097					6,097
Cash dividends declared and paid on Common and Class B common stock, $1.60 per share					(61,238)			(61,238)

Balance at March 31, 2020	38,346,883	21,610	920,190	(51,789)	601,771	(87,440)	278,544	1,682,886

Net income					86,578		17,664	104,242
Other comprehensive income				5,521			2,835	8,356
Issuances of non-vested restricted shares of common stock	15,500	8	(8)					—
Stock issuances from exercise of stock options and employee stock purchase plan	32,073	16	4,529					4,545
Retirement of common stock	(6,377)	(4)	(1,092)					(1,096)
Share-based compensation			5,226					5,226
Cash dividends declared and paid on Common and Class B common stock, $1.775 per share					(68,077)			(68,077)

Balance at June 30, 2020	38,388,079	21,630	928,845	(46,268)	620,272	(87,440)	299,043	1,736,082

Net income					106,489		19,717	126,206
Other comprehensive income				3,023			1,566	4,589
Issuances of non-vested restricted shares of common stock	20,000	10	(10)					—
Forfeitures of non-vested restricted shares of common stock	(3,589)	(2)	2					—
Stock issuances from exercise of stock options and employee stock purchase plan	55,473	28	8,438					8,466
Retirement of common stock	(11,943)	(6)	(2,749)					(2,755)
Share-based compensation			5,489					5,489
Cash dividends declared and paid on Common and Class B common stock, $1.775 per share					(68,139)			(68,139)

Balance at September 30, 2020	38,448,020	$21,660	$940,015	$(43,245)	$658,622	$(87,440)	$320,326	$1,809,938

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 2
6

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$403,104	$266,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,874	19,350
Share-based compensation	18,659	15,802
Non-cash contribution to 401(k) plan	5,154	4,543
Deferred income tax provision	3,966	3,177
Other income from investment in unconsolidated entity	(16,267)	(9,172)
Other, net	1,969	1,776
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(198,011)	(113,017)
Inventories, net	(170,662)	34,448
Accounts payable and other liabilities	263,752	158,094
Other, net	(12,866)	(8,918)

Net cash provided by operating activities	319,672	372,778

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(129,462)	—
Capital expenditures	(16,770)	(11,608)
Proceeds from sale of property and equipment	108	61
Proceeds from sale of equity securities	5,993	—

Net cash used in investing activities	(140,131)	(11,547)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(219,440)	(197,454)
Net repayments of finance lease liabilities	(1,482)	(1,003)
Repurchases of common stock to satisfy employee withholding tax obligations	(894)	(2,299)
Payment of fees related to revolving credit agreement	(22)	(189)
Net proceeds (repayments) under revolving credit agreement	1,724	(155,032)
Net proceeds from issuances of common stock	11,173	13,207
Proceeds from non-controlling interest for investment in TEC Distribution LLC	21,040	—

Net cash used in financing activities	(187,901)	(342,770)

Effect of foreign exchange rate changes on cash and cash equivalents	(506)	(315)

Net (decrease) increase in cash and cash equivalents	(8,866)	18,146
Cash and cash equivalents at beginning of period	146,067	74,454

Cash and cash equivalents at end of period	$137,201	$92,600

Supplemental cash flow information:
Common stock issued for Acme Refrigeration of Baton Rouge LLC	$2,551	—
Common stock issued for Makdad Industrial Supply Co., Inc.	$997	—
See accompanying notes to condensed consolidated unaudited financial statements.

8 of 2
6

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2021
(In thousands, except share and per share data)
1. BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying September 30, 2021 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2020 Annual Report on Form
10-K.
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
The results of operations for the quarter and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
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
Impact of
COVID-19
Pandemic
Since
COVID-19
was declared a pandemic in March 2020, it has impacted our operations and the operations of our customers and suppliers. Although we learned to navigate
COVID-19
while maintaining our operations in all material respects, the pandemic continued to impact our business and operating results throughout 2020 and into 2021. However, as economic activity has been recovering, the impact of the pandemic on our business has been more reflective of greater economic and marketplace dynamics, which include supply chain disruptions and labor shortages, rather than pandemic-related issues such as location closures, mandated restrictions and employee illness. Notwithstanding the recent resurgence of economic activity, in light of variant strains of the virus that have emerged, the
COVID-19
pandemic could once again impact our operations and the operations of our customers and suppliers as a result of quarantines, location closures, illnesses, and travel restrictions. The extent to which the
COVID-19
pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the resumption of high levels of infection and hospitalization, new variants of the virus, the resulting impact on our employees, customers, suppliers, and vendors, and the remedial actions and any stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions are impacted. Therefore, we cannot reasonably estimate the future impact at this time.

9 of 26

2. REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Primary Geographical Regions:
United States	$1,615,319	$1,391,340	$4,291,838	$3,517,533
Canada	102,491	91,429	290,863	218,687
Latin America and the Caribbean	64,759	53,902	185,626	163,992

	$1,782,569	$1,536,671	$4,768,327	$3,900,212

Major Product Lines:
HVAC equipment	69%	70%	69%	70%
Other HVAC products	27%	27%	27%	27%
Commercial refrigeration products	4%	3%	4%	3%

	100%	100%	100%	100%

10 of 26

3. EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$140,865	$106,489	$340,059	$223,569
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	12,590	9,146	30,182	19,178

Earnings allocated to Watsco, Inc. shareholders	$128,275	$97,343	$309,877	$204,391

Weighted-average common shares outstanding - Basic	35,260,126	35,099,871	35,222,865	35,046,156
Basic earnings per share for Common and Class B common stock	$3.64	$2.77	$8.80	$5.83
Allocation of earnings for Basic:
Common stock	$118,905	$90,197	$287,217	$189,364
Class B common stock	9,370	7,146	22,660	15,027

	$128,275	$97,343	$309,877	$204,391

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$140,865	$106,489	$340,059	$223,569
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	12,563	9,135	30,132	19,175

Earnings allocated to Watsco, Inc. shareholders	$128,302	$97,354	$309,927	$204,394

Weighted-average common shares outstanding - Basic	35,260,126	35,099,871	35,222,865	35,046,156
Effect of dilutive stock options	181,852	137,151	177,389	62,887

Weighted-average common shares outstanding - Diluted	35,441,978	35,237,022	35,400,254	35,109,043

Diluted earnings per share for Common and Class B common stock	$3.62	$2.76	$8.75	$5.82

Anti-dilutive stock options not included above	63,959	3,750	27,513	27,755
Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At September 30, 2021 and 2020, our outstanding Class B common stock was convertible into 2,575,698 and 2,576,570 shares of our Common stock, respectively.

11 of 26

4. OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized (losses) gains on cash flow hedging instruments. The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign currency translation adjustment	$(8,219)	$5,514	$(746)	$(6,592)

Unrealized (loss) gain on cash flow hedging instruments	—	(570)	97	1,297
Income tax benefit (expense)	—	154	(27)	(349)

Unrealized (loss) gain on cash flow hedging instruments, net of tax	—	(416)	70	948

Reclassification of (gain) loss on cash flow hedging instruments into earnings	—	(697)	305	(946)
Income tax expense (benefit)	—	188	(84)	255

Reclassification of (gain) loss on cash flow hedging instruments into earnings, net of tax	—	(509)	221	(691)

Other comprehensive (loss) income	$(8,219)	$4,589	$(455)	$(6,335)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Nine Months Ended September 30,	2021	2020
Foreign currency translation adjustment:
Beginning balance	$(34,694)	$(38,599)
Current period other comprehensive loss	(406)	(4,349)

Ending balance	(35,100)	(42,948)

Cash flow hedging instruments:
Beginning balance	(173)	(451)
Current period other comprehensive income	43	568
Reclassification adjustment	132	(414)

Ending balance	2	(297)

Accumulated other comprehensive loss, net of tax	$(35,098)	$(43,245)

5. ACQUISITIONS
Makdad Industrial Supply Co., Inc.
On August 20, 2021, one of our wholly owned subsidiaries acquired Makdad Industrial Supply Co., Inc., a distributor of air conditioning and heating products operating from six locations in Pennsylvania. Consideration for the purchase price consisted of $3,117 in cash and the issuance of 3,627 shares of Common stock having a fair value of $997, net of cash acquired of $204. The purchase price resulted in the recognition of $981 in goodwill. The tax basis of such goodwill is deductible for income tax purposes over 15 years.
Acme Refrigeration of Baton Rouge LLC
On May 7, 2021, we acquired certain assets and assumed certain liabilities of Acme Refrigeration of Baton Rouge LLC, a distributor of air conditioning, heating, and refrigeration products, operating from 18 locations in Louisiana and Mississippi, for $22,855 less certain average revolving indebtedness. Consideration for the net purchase price consisted of $18,051 in cash, 8,492 shares of Common stock having a fair value of $2,551, and $3,141 for repayment of indebtedness, net of cash acquired of $1,340. The purchase price resulted in the recognition of $3,710 in goodwill and intangibles. The fair value of the identified intangible assets was $2,124 and consisted of $1,508 in trade names and distribution rights, and $616 in customer relationships to be amortized over an
18-year
period. The tax basis of such goodwill is deductible for income tax purposes over 15 years.

12 of 2
6

Temperature Equipment Corporation
On April 9, 2021, we acquired certain assets and assumed certain liabilities comprising the HVAC distribution business of Temperature Equipment Corporation, an HVAC distributor operating from 32 locations in Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri and Wisconsin. We formed a new, stand-alone joint venture with Carrier, TEC Distribution LLC (“TEC”), that operates this business. We have an 80% controlling interest in TEC, and Carrier has a 20%
non-controlling
interest. Consideration for the purchase was paid in cash, consisting of $105,200 paid to Temperature Equipment Corporation (Carrier contributed $21,040 and we contributed $84,160) and $1,497 for repayment of indebtedness
.
The preliminary purchase price resulted in the recognition of $37,352 in goodwill and intangibles. The fair value of the identified intangible assets was $19,900 and consisted of $15,700 in trade names and distribution rights, and $4,200 in customer relationships to be amortized over an
18
-year
period. The tax basis of such goodwill is deductible for income tax purposes over 15 years.
The table below presents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of our 80% controlling interest in TEC based on their respective preliminary fair values as of April 9, 2021:

Accounts receivable	$33,315
Inventories	71,325
Other current assets	962
Property and equipment	2,590
Operating lease right-of-use assets	53,829
Goodwill	17,452
Intangibles	19,900
Accounts payable	(25,393)
Accrued expenses and other current liabilities	(19,237)
Operating lease liabilities, net of current portion	(48,046)

Total	$106,697

The results of operations of these acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The pro forma effect of these acquisitions were not deemed significant to the consolidated financial statements.
6. DERIVATIVES
We enter into foreign currency forward and option contracts intended to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.
Cash Flow Hedging Instruments
We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. At September 30, 2021, no foreign currency forward contracts were designated as cash flow hedges.
The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Loss) gain recorded in accumulated other comprehensive loss	$—	$(570)	$97	$1,297
(Gain) loss reclassified from accumulated other comprehensive loss into earnings	$—	$(697)	$305	$(946)
At September 30, 2021, no
pre-tax
gain (loss) is expected to be reclassified into earnings related to foreign exchange hedging within the next 12 months.

13 of 2
6

Derivatives Not Designated as Hedging Instruments
We have also entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at September 30, 2021 was $4,200, and such contracts subsequently expired during October 2021.
We recognized gains (losses) of $83 and $(454) from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended September 30, 2021 and 2020, respectively. We recognized (losses) gains of $(101) and $57 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the nine months ended September 30, 2021 and 2020, respectively.
The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 7.

	Asset Derivatives		Liability Derivatives
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments	$—	$—	$—	$91
Derivatives not designated as hedging instruments	—	—	5	10

Total derivative instruments	$—	$—	$5	$101

7. FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at September 30, 2021 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$1,750	$1,750	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$5	$—	$5	$—

			Fair Value Measurements at December 31, 2020 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$6,065	$6,065	$—	$—
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$101	$—	$101	$—
The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:
Equity securities
– these investments are exchange-traded eq
u
ity securities. Fair values for these investments are based on closing stock prices from active markets and are therefore classified within Level 1 of the fair value hierarchy.
Derivative financial instruments
– these derivatives are foreign currency forward and option contracts. See Note 6. Fair value is based on observable market inputs, such as forward rates in active markets; therefore, we classify these derivatives within Level 2 of the valuation hierarchy.
During the nine months ended September 30, 2021, we recognized a realized gain of $3,815 recorded in our condensed consolidated unaudited statement of income attributable to the sale of certain equity securities.

14 of 26

8. SHAREHOLDERS’ EQUITY
At-the-Market
Offering Program
On August 6, 2021, we entered into a sales agreement with Robert W. Baird & Co. Inc., which enables the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for a maximum aggregate offering amount of up to
$300,000
(the “ATM Program”). The offer and sale of our Common stock pursuant to the ATM Program has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-228269).
As of September 30, 2021, no shares of Common stock ha
d
 been sold under the ATM Program.
Common Stock Dividends
We paid cash dividends of $1.95, $1.775, $5.675, and $5.15 per share of both Common stock and Class B common stock during the quarters and nine months ended September 30, 2021 and 2020, respectively.
Non-Vested
Restricted Stock
During both the quarter and nine months ended September 30, 2021, 3,250 shares of Class B common stock with an aggregate fair market value of $894 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested
restricted stock. These shares were retired upon delivery. During the quarter and nine months ended September 30, 2020, 5,361 shares of Common and Class B common stock with an aggregate fair market value of $1,265, and 11,693 shares of Common and Class B common stock with an aggregate fair market value of $2,299, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested
restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from Common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2021 and 2020, was $2,094, $6,573, $9,940, and $11,978, respectively.
During the nine months ended September 30, 2021, 2,965 shares of Common stock with an aggregate fair market value of $863 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery. During the quarter and nine months ended September 30, 2020, 6,582 shares of Common stock with an aggregate fair market value of $1,490, and 11,455 shares of Common stock with an aggregate fair market value of $2,343, respectively, were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.
Employee Stock Purchase Plan
During the quarters ended September 30, 2021 and 2020, we received net proceeds of $392 and $401, respectively, for shares of our Common stock purchased under our employee stock purchase plan. During the nine months ended September 30, 2021 and 2020, we received net proceeds of $1,233 and $1,229, respectively, for shares of our Common stock purchased under our employee stock purchase plan.
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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $8,039 and $5,404 at September 30, 2021 and December 31, 2020, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

15 of 26

10. RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 59% and 65% of all inventory purchases made during the quarters ended September 30, 2021 and 2020, respectively. Purchases from Carrier and its affiliates comprised 64% and 62% of all inventory purchases made during the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, approximately $142,000 and $81,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2021 and 2020 included approximately $30,000, $27,000, $86,000, and $82,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.
A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and nine months ended September 30, 2021 and 2020, fees to this firm for services performed were $83, $28, $181, and $28, respectively. At September 30, 2021 and December 31, 2020, $56 and $8, respectively, was payable to this firm.

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

16 of 26

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
10-K
for the year ended December 31, 2020.
Company Overview
Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At September 30, 2021, we operated from 673 locations in 42 U.S. states, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.
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
Impact of the
COVID-19
Pandemic
For certain periods of the
COVID-19
pandemic thus far, some U.S. states had been under executive orders requiring that all workers remain at home unless their work was critical, essential, or life-sustaining. We believe that, based on the various standards published to date, the work our employees perform is essential, and as such we continued to operate with certain modifications during these periods. Additionally, most of the restrictive orders have been lifted, allowing people to generally return to work.
Although we have learned to navigate
COVID-19
while maintaining our operations in all material respects, the pandemic continued to impact our business and operating results throughout 2020 and into 2021. Some of our locations experienced short-term closures for
COVID-19
employee health concerns or operated at a diminished capacity, which negatively impacted our business during March and April of 2020. At the end of the second quarter of 2020, many of the markets in which we operate had begun to ease the
COVID-19
restrictions that had been in place earlier in the period. However, during the second half of 2020, viral infections began to increase, resulting in the resumption of restrictions in certain markets in which we operate, which negatively impacted our operations.
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
COVID-19
pandemic.

17 of 26

As economic activity has been recovering and the effects of the pandemic have lessened in 2021, the impact of the pandemic on our business has been more reflective of greater economic and marketplace dynamics rather than pandemic-related issues such as location closures, mandated restrictions and employee illness. OEMs and manufacturers have experienced some level of supply chain disruptions caused by component availability, labor shortages, transportation delays, and other supply chain challenges, all of which have impacted typical lead times and overall availability of HVAC products. While supply chain disruptions impacted third quarter 2021 residential sales, we nonetheless experienced growth in residential units during the quarter. As of the date of this filing, product availability has improved, and we are encouraged by current volume trends and the ability of OEMs to meet strong end-market
demand.
Notwithstanding the recent resurgence of economic activity, in light of variant strains of the virus and the continued rate of viral infections that exists as of the date of this filing, there remains significant uncertainty concerning the magnitude of the impact and duration of the
COVID-19
pandemic. The full impact of the
COVID-19
pandemic on our financial condition and results of operations will continue to depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers and suppliers, the extent to which normal economic and operating conditions are impacted, and whether the pandemic exacerbates the risks disclosed in Item 1A “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2020. We intend to continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
Climate Change
We believe we can meaningfully contribute to sustainability and greenhouse gas emissions reduction through the sale of high-efficiency residential HVAC equipment that replaces older systems operating at lower required minimum efficiencies. Based on estimates validated by independent sources, since January 1, 2020 through September 30, 2021, we facilitated the reduction of an estimated 19.4 billion pounds of CO2e emissions from the sale of replacement residential air conditioners, heat pumps, and furnaces.
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

18 of 26

Our critical accounting policies are included in our 2020 Annual Report on Form
10-K,
as filed with the SEC on February 26, 2021. We believe that there have been no significant changes during the quarter ended September 30, 2021 to the critical accounting policies disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Results of Operations
The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and nine months ended September 30, 2021 and 2020:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.9	75.7	73.7	75.9

Gross profit	27.1	24.3	26.3	24.1
Selling, general and administrative expenses	15.8	14.4	16.1	15.9
Other income	0.3	0.3	0.3	0.2

Operating income	11.6	10.2	10.6	8.5
Interest expense, net	0.0	0.0	0.0	0.0

Income before income taxes	11.6	10.2	10.6	8.5
Income taxes	2.3	2.0	2.1	1.6

Net income	9.2	8.2	8.5	6.8
Less: net income attributable to non-controlling interest	1.3	1.3	1.3	1.1

Net income attributable to Watsco, Inc.	7.9%	6.9%	7.1%	5.7%

Note: Due to rounding, percentages may not add up to 100.
The following narratives reflect our acquisitions of Makdad Industrial Supply Co., Inc. (“MIS”) in August 2021, Acme Refrigeration of Baton Rouge LLC (“ACME”) in May 2021, and TEC in April 2021.
In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At September 30, 2021 and 2020, zero and two locations, respectively, that we opened were near existing locations and were therefore included in “same-store basis” information.
The table below summarizes the changes in our locations for the 12 months ended September 30, 2021:

Number of Locations
September 30, 2020	603
Closed	(3)

December 31, 2020	600
Opened	20
Acquired	56
Closed	(3)

September 30, 2021	673

Third Quarter of 2021 Compared to Third Quarter of 2020
Revenues
Revenues for the third quarter of 2021 increased $245.9 million, or 16%, including $112.4 million attributable to new locations acquired and $7.1 million from other locations opened during the preceding 12 months, offset by $1.7 million from locations closed. Sales of HVAC equipment (69% of sales) increased 13%, sales of other HVAC products (27% of sales) increased 19% and sales of commercial refrigeration products (4% of sales) increased 27%. On a same-store basis, revenues increased $128.1 million, or 8%, as

19 of 26

compared to the same period in 2020, reflecting a 7% increase in sales of HVAC equipment (69% of sales), which included a 5% increase of residential HVAC equipment (5% increase in U.S. markets and a 9% increase in international markets) and a 15% increase in sales of commercial HVAC equipment, a 12% increase in sales of other HVAC products (27% of sales) and a 27% increase in sales of commercial refrigeration products (4% of sales). For HVAC equipment, the increase in revenues was primarily due to the realization of price increases, a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, and increased demand for residential HVAC equipment, resulting in a 4% increase in the average selling price and a 1% increase in volume, as well as higher sales of commercial HVAC equipment.
Gross Profit
Gross profit for the third quarter of 2021 increased $108.9 million, or 29%, primarily as a result of increased revenues. Gross profit margin for the quarter ended September 30, 2021 improved 280 basis-points to 27.1% versus 24.3% for the same period in 2020, primarily due to the impact of pricing and mix for residential HVAC equipment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2021 increased $60.9 million, or 28%, primarily due to increased revenues and newly acquired locations. Selling, general and administrative expenses as a percent of revenues for the third quarter of 2021 increased to 15.8% versus 14.4% for the same period in 2020. On a same-store basis, selling, general and administrative expenses increased 17% as compared to the same period in 2020, primarily due to variable selling costs driven by the increase in revenues, increased employee headcount, increased performance-based compensation costs commensurate with 2021’s operating performance and easing of short-term austerity measures taken during the third quarter of 2020 to reduce costs and curtail discretionary spending in response to the pandemic.
Other Income
Other income of $6.1 million and $4.1 million for the third quarters of 2021 and 2020, respectively, represented our share of the net income of Russell Sigler, Inc. (“RSI”), in which we have a 38.1% equity interest.
Interest Expense, Net
Interest expense, net for the third quarter of 2021 increased $0.1 million, or 105%, primarily as a result of an increase in average outstanding borrowings, partially offset by a lower effective interest rate, in each case under our revolving credit facility, as compared to the same period in 2020.
Income Taxes
Income taxes increased to $41.7 million for the third quarter of 2021, as compared to $30.5 million for the third quarter of 2020 and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 22.8% and 22.2% for the quarters ended September 30, 2021 and 2020. The increase was primarily due to higher state income taxes and proportionately higher income in the third quarter of 2021 as compared to tax credits and share-based compensation deductions in the third quarter of 2020.
Income Attributable to Watsco, Inc.
Net income attributable to Watsco for the quarter ended September 30, 2021 increased $34.4 million, or 32%, compared to the same period in 2020. The increase was primarily driven by higher revenues and expanded profit margins, partially offset by higher income taxes and an increase in the net income attributable to the non-controlling
interest.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenues
Revenues for the nine months ended September 30, 2021 increased $868.1 million, or 22%, including $217.1 million attributable to new locations acquired and $10.4 million from other locations opened during the preceding 12 months, offset by $4.7 million from locations closed. Sales of HVAC equipment (69% of sales) increased 21%, sales of other HVAC products (27% of sales) increased 22% and sales of commercial refrigeration products (4% of sales) increased 28%. On a same-store basis, revenues increased $645.3 million, or 17%, as compared to the same period in 2020, reflecting a 16% increase in sales of HVAC equipment (69% of sales), which included a 17% increase in residential HVAC equipment (16% increase in U.S. markets and a 27% increase in international markets) and a 15% increase in sales of commercial HVAC equipment, a 16% increase in sales of other HVAC products (27% of sales) and a 28% increase in commercial refrigeration products (4% of sales). For HVAC equipment, the increase in revenues was

20 of 26

primarily due to strong demand for the replacement of residential HVAC equipment, the realization of price increases, and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, resulting in a 9% increase in volume and an 6% increase in the average selling price, as well as higher sales of commercial HVAC equipment.
Gross Profit
Gross profit for the nine months ended September 30, 2021 increased $314.8 million, or 33%, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2021 improved 220 basis-points to 26.3% versus 24.1% for the same period in 2020, primarily due to the impact of pricing and mix for residential HVAC equipment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2021 increased $147.8 million, or 24%, primarily due to increased revenues and newly acquired locations. Selling, general and administrative expenses as a percentage of revenues increased to 16.1% versus 15.9% for the nine months ended September 30, 2021 as compared to the same period in 2020. On a same-store basis, selling, general and administrative expenses increased 17% as compared to the same period in 2020. The increase was primarily related to increased higher variable selling costs driven by the increase in revenues, investments in employee headcount and performance-based compensation costs, increased logistics costs in response to strong demand and continuing supply chain disruptions, and increased rent expense associated with new locations opened.
Other Income
Other income of $16.3 million and $9.2 million for the nine months ended September 30, 2021 and 2020, respectively, represented our share of the net income of RSI, in which we have a 38.1% equity interest.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2021 decreased $0.4 million, or 36%, primarily as a result of a decrease in average outstanding borrowings for the 2021 period, in each case under our revolving credit facility, as compared to the same period in 2020.
Income Taxes
Income taxes increased to $101.6 million for the nine months ended September 30, 2021, as compared to $63.4 million for the nine months ended September 30, 2020 and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 22.9% and 22.0% for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily due to higher state income taxes and proportionately higher income in 2021 as compared to tax credits and share-based compensation deductions in 2020.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco for the nine months ended September 30, 2021 increased $116.5 million, or 52%, compared to the same period in 2020. The increase was primarily driven by higher revenues and expanded profit margins, partially offset by higher income taxes and an increase in the net income attributable to the non-controlling
interest.
Liquidity and Capital Resources
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
As of September 30, 2021, we had $137.2 million of cash and cash equivalents, of which $99.1 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions.
We believe that our operating cash flows, cash on hand, funds available for borrowing under our revolving credit agreement, and funds available from sales of our Common stock under our at-the-market
offering program, each of which is described below, will be sufficient to meet our liquidity needs for the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.
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
Working Capital
Working capital increased to $1,184.2 million at September 30, 2021, reflecting 56 new locations added by acquisitions in 2021, which in aggregate added $94.5 million of working capital. Excluding these new locations, working capital increased 9% to $1,089.7 million at September 30, 2021 from $997.3 million at December 31, 2020, primarily due to higher accounts receivable consistent with overall increased sales, the seasonality of our business, and higher levels of inventory in support of stronger business conditions.
Cash Flows
The following table summarizes our cash flow activity for the nine months ended September 30, 2021 and 2020 (in millions):

	2021	2020	Change
Cash flows provided by operating activities	$319.7	$372.8	$(53.1)
Cash flows used in investing activities	$(140.1)	$(11.5)	$(128.6)
Cash flows used in financing activities	$(187.9)	$(342.8)	$154.9
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
Investing Activities
Net cash used in investing activities was higher primarily due to cash consideration paid for acquisitions.
Financing Activities
The decrease in net cash used in financing activities was primarily attributable to net repayments under our revolving credit agreement in 2020 and $21.0 million in proceeds from the non-controlling
interest for its contribution to the acquisition of TEC in 2021, partially offset by an increase in dividends paid in 2021.

22 of 26

Revolving Credit Agreement
We maintain an unsecured, $560.0 million syndicated multicurrency revolving credit agreement, which we use to fund seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases and issuances of letters of credit. The credit facility has a seasonal component from October 1 to March 31, during which the borrowing capacity may be reduced to $460.0 million at our discretion (which effectively reduces fees payable in respect of the unused portion of the commitment), and we effected this reduction in 2021. Included in the credit facility are a $100.0 million swingline subfacility, a $10.0 million letter of credit subfacility, a $75.0 million alternative currency borrowing sublimit and an $8.0 million Mexican borrowing sublimit. The credit agreement matures on December 5, 2023.
At September 30, 2021 $1.7 million was outstanding under the revolving credit agreement related to a foreign subsidiary. At December 31, 2020 there was no outstanding balance under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2021.
Investment in Unconsolidated Entity
Carrier Enterprise I has a 38.1% ownership interest in RSI, an HVAC distributor operating from 30 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.
Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders. Pursuant to the Shareholders’ Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. At September 30, 2021, the estimated purchase amount we would be contingently liable for was approximately $318.0 million. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement would be sufficient to purchase any additional ownership interests in RSI.
Acquisitions
On August 20, 2021, one of our wholly owned subsidiaries acquired MIS, a distributor of air conditioning and heating products operating from six locations in Pennsylvania. Consideration for the purchase price consisted of $3.1 million in cash and the issuance of 3,627 shares of Common stock having a fair value of $1.0 million, net of cash acquired of $0.2 million.
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
Common Stock Dividends
We paid cash dividends of $5.675 and $5.15 per share of Common stock and Class B common stock during the nine months ended September 30, 2021 and 2020, respectively. On October 1, 2021, our Board of Directors declared a regular quarterly cash dividend of $1.95 per share of both Common and Class B common stock that was paid on October 29, 2021 to shareholders of record as of October 15, 2021. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.

23 of 26

At-the-Market
Offering Program
On August 6, 2021, we entered into a sales agreement with Robert W. Baird & Co. Inc., which enables the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for a maximum aggregate offering amount of up to $300.0 (the “ATM Program”). The offer and sale of our Common stock pursuant to the ATM Program has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form
S-3
(File
No. 333-228269).
As of September 30, 2021, no shares of Common stock had been sold under the ATM Program.
Company Share Repurchase Program
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At September 30, 2021, there were 1,129,087 shares remaining authorized for repurchase under the program.

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
and
15d-15(f)
under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of MIS, ACME or TEC, which collectively represented approximately 8% of our total consolidated assets at September 30, 2021 and approximately 5% of our consolidated revenues for the quarter ended September 30, 2021. From the respective acquisition dates of August 20, 2021, May 7, 2021 and April 9, 2021 to September 30, 2021, the processes and systems of MIS, ACME and TEC did not impact the internal controls over financial reporting for our other consolidated subsidiaries.
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
Information about risk factors for the quarter ended September 30, 2021 does not differ materially from that set forth in Part I, Item 1A, of our Annual Report on Form
10-K
for the year ended December 31, 2020.

24 of 26

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On August 20, 2021, we issued 3,627 shares of unregistered Common stock to the seller in partial consideration for our acquisition of certain assets and assumption of certain liabilities of MIS. See Note 5 to our condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Quarterly Report on Form
10-Q.
This issuance was exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof. MIS represented to the Company that it was an “accredited investor” as defined in Rule 501(a) under the Securities Act and that it was acquiring the shares for investment and not with a view to the distribution thereof in violation of the Securities Act.

ITEM 6.	EXHIBITS

10.1	Sales Agreement, dated August 6, 2021, by and between Watsco, Inc. and Robert W. Baird & Co. Incorporated (filed as Exhibit 1.1 to our Current Report on Form 8-K on August 6, 2021 and incorporated herein by reference).

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.

25 of 26

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: November 4, 2021	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

26 of 26