Form 10-K
period 2021-12-31
WATSCO INC
filed 2022-02-25
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report
.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the
Act).     Yes  ☐     No
☒

Auditor Firm Id: 185    Auditor Name: KPMG LLP     Auditor Location: Miami, FL

The aggregate market value of the registrant’s voting common equity held by non-affiliates
of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,652 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2021 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form
10-K
and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.
The registrant’s common stock outstanding as of February 22, 2022 comprised (i) 33,068,513 shares of Common stock, excluding 4,823,988 treasury shares, and (ii) 5,805,732 shares of Class B common stock, excluding 48,263 treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part II is incorporated by reference from the registrant’s 2021 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference from the registrant’s definitive proxy statement for the 2022 annual meeting of shareholders (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Form
10-K
For the Fiscal Year Ended December 31, 2021

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
) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At December 31, 2021, we operated from 671 locations in 42 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean, through which we serve more than 120,000 active contractors and dealers that service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64.1 million in 1989 to $6.3 billion in 2021, resulting from our strategic acquisition of companies with established market positions and subsequent building of revenues and profit through a combination of additional locations, introduction of new products, and other initiatives.
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
Air Conditioning, Heating and Refrigeration Industry
The HVAC/R distribution industry is highly fragmented with approximately 6,700 distribution companies. The industry in the United States and Canada is well-established, having had its primary period of growth during the post-World War II era with the advent of affordable central air conditioning and heating systems for both residential and commercial applications. The advent of HVAC/R products in Latin America and the Caribbean is also well-established but has emerged in more recent years as those economies have grown and products have become more affordable and have matured from luxury to necessity.
Based on data published in the December 2021 IBIS World Industry Report for Heating and Air Conditioning Contractors in the U.S. and other available data, we estimate that the annual market on an installed basis for residential central air conditioning, heating, and refrigeration equipment, and related parts and supplies is approximately $120.0 billion. Air conditioning and heating equipment is manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are: Carrier Global Corporation (“Carrier”); Goodman Manufacturing Company, L.P. (“Goodman”), a subsidiary of Daikin Industries, Ltd.; Rheem Manufacturing Company (“Rheem”); Trane Technologies plc (“Trane”); York International Corporation, a subsidiary of Johnson Controls International plc; Lennox International Inc. (“Lennox”); and Nortek Global HVAC, LLC, a subsidiary of Nortek, Inc. These manufacturers distribute their products through a combination of factory-owned locations and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers that sell to and install the products for consumers, businesses, and other end-users.
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
Additionally, we sell a variety of
non-equipment
products including parts, ductwork, air movement products, insulation, tools, installation supplies, thermostats, and air quality products. We distribute products manufactured by Flexible Technologies, Inc. (“Flexible Technologies”), Resideo Technologies, Inc. (“Resideo”), Southwark Metal Mfg. Co. (“Southwark”), Johns Manville (“Johns Manville”) and Owens Corning Insulating Systems, LLC (“Owens Corning”), among others.
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
Culture of Innovation & Technology Strategy
In recent years, we have established a strong culture of innovation, whereby people, processes and technology have rapidly evolved to modernize and digitize our business. With this digital evolution in mind, our efforts have addressed how customers are served, how internal processes and practices can be improved, and how data and analytics can be created and used to enhance long-term performance. Investments include the addition of approximately 300 technology employees along with investments in our locations and infrastructure to enable these technologies.
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
Acquisition Strategy
We focus on acquiring and investing in businesses that either complement our current presence in existing markets or establish a presence in new geographic markets. Since 1989, we have acquired 66 HVAC/R distribution businesses, some of which currently operate as primary operating subsidiaries. Other smaller acquired distributors have been integrated into or are under the management of our primary operating subsidiaries. Through a combination of sales and market share growth, opening of new locations,
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
Human Capital Management
Employee Population
As the largest distributor of HVAC/R equipment and related parts and supplies in North America, we have a wide variety of employees. Given the breadth of our employee base, we tailor our human capital management policies with a view to specific employee populations.
As of December 31, 2021, we employed approximately 6,850 full-time and 50 part-time employees, or approximately 6,900 total employees, substantially all of whom were non-union
employees. Of these employees, approximately 9% were located in Canada and Mexico. Additionally, we use independent contractors and temporary personnel in the normal course of business to supplement our workforce.
Diversity and Inclusion
We value and foster the diversity and inclusion of the people with whom we work. Our commitment includes providing equal access to, and participation in, employment and advancement opportunities without regard to race, color, religion, national origin, age, disability, veteran or military status, pregnancy status, sex, gender identity, sexual orientation, or marital status. Diverse teams facilitate contributions from people of different backgrounds and varied points of view. Furthermore, we believe that well managed diverse teams make better decisions faster and outperform less diverse teams. Additionally, we believe that employees who feel valued, understood, and inspired benefit the Company as a whole. Inclusive leadership leads to innovative solutions and an inclusive environment is a critical foundation for us, as high-performing, engaged teams join together to help us implement our strategies.
Compensation and Benefits
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
Pay-for-Performance
and Ownership Culture
We maintain a culture that rewards performance of key leaders through stock-based equity plans, which include the granting of stock options and non-vested
restricted stock based on individual merit and measures of performance. Approximately 200 employees received such equity awards in 2021. Our equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership, and an ownership culture whereby management and employees think and act as owners of the Company. We believe that our restricted stock program is unique because an employee’s restricted share grants generally vest entirely and only at the end of his or her career (age 62 or later) and, prior to retirement, these grants remain subject to significant risk of forfeiture.

Talent Development
Our culture celebrates talent sharing, career development, and agility across the Company. We provide a wide variety of opportunities for professional growth and talent development for all employees, including online trainings, on-the-job
experience, and education tuition assistance.
Health and Safety
We continuously strive to improve all aspects of our work practices. We actively support a culture of safety and wellness for the benefit of our employees and their families along with our customers. Providing a safe and healthy work environment is a business priority and is core to our values. Health and safety are an essential part of a broader workforce strategy that reduces the risk of harm to employees and helps them remain healthy, engaged and productive.
To build and sustain a culture based on these principles, our commitment to safety and wellness is incorporated into the incentive structure of our key operational leaders. For wellness, we measure employee engagement in completing annual physicals and health assessments to help ensure that our philosophical values are put into action. For safety, we measure and carefully evaluate incidents related to workers compensation, vehicle accidents and injuries to third-parties, and we continuously seek to improve safety measures intended to reduce the number of such incidents.
In response to the
COVID-19
pandemic, we took steps to safeguard the health of our employees. This included having certain of our employees work from home, while implementing additional safety measures for employees continuing essential on-site
work, such as creating more space between work areas, providing personal protective equipment and cleaning supplies, establishing mitigation policies in the event of cases of illness, and instituting contactless sales and servicing capabilities at many of our locations.
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
to 25 tons, and other specialized equipment, (ii) parts, including replacement compressors, evaporator coils, motors, and other component parts, (iii) supplies, including thermostats, insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives, and other ancillary supplies and (iv) plumbing and bathroom remodeling supplies in a limited number of stores.
Sales of HVAC equipment, which we currently source from approximately 20 vendors, accounted for 69% of our revenues for both the years ended December 31, 2021 and 2020. Sales of other HVAC products, which we currently source from approximately 1,200 vendors, comprised 28% of our revenues for both the years ended December 31, 2021 and 2020. Sales of commercial refrigeration products, which we currently source from approximately 140 vendors, accounted for 3% of our revenues for both the years ended December 31, 2021 and 2020.
Distribution and Sales
At December 31, 2021, we operated from 671 locations, a vast majority of which are located in regions that we believe have demographic trends favorable to our business. We maintain large inventories at each of our warehouse locations and either deliver products to customers using our trucks or third-party logistics providers, or we make products available for pick-up
at the location nearest to the particular customer. We have approximately 1,100 salespeople, averaging 13 years of experience in the HVAC/R distribution industry.

The markets we serve are as follows:	% of Revenues for the Year Ended December 31, 2021	Number of Locations as of December 31, 2021
United States	90%	611
Canada	6%	36
Latin America and the Caribbean	4%	24

Total	100%	671

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

Markets
The table below identifies the number of our stores by location as of December 31, 2021:

Florida	103
Texas	88
North Carolina	48
California	37
Louisiana	35
Georgia	33
South Carolina	31
Virginia	26
Tennessee	24
Pennsylvania	21
Illinois	17
New York	16
New Jersey	15
Alabama	10
Massachusetts	10
Arizona	9
Mississippi	9
Missouri	9
Connecticut	8
Kansas	7
Maryland	7
Indiana	5
Oklahoma	5
Utah	5
Arkansas	4
Minnesota	3
West Virginia	3
Colorado	2
Iowa	2
Kentucky	2
Maine	2
Nebraska	2
Nevada	2
South Dakota	2
Wisconsin	2
Delaware	1
Michigan	1
New Hampshire	1
New Mexico	1
North Dakota	1
Rhode Island	1
Vermont	1

United States	611
Canada	36
Mexico	12
Puerto Rico	12

Total	671

Joint Ventures with Carrier Global Corporation
In 2009, we formed a joint venture with Carrier Global Corporation (“Carrier”), which we refer to as Carrier Enterprise I, in which Carrier contributed company-owned locations in the Sun Belt states and Puerto Rico, and its export division in Miami, Florida, and we contributed certain locations that distributed Carrier products. We have an 80% controlling interest in Carrier Enterprise I, and Carrier has a 20%
non-controlling
interest. The export division, Carrier InterAmerica Corporation, redomesticated from the U.S. Virgin Islands to Delaware effective December 31, 2019, following which Carrier InterAmerica Corporation became a separate operating entity in which we have an 80% controlling interest and Carrier has a 20%
non-controlling
interest. On August 1, 2019, Carrier Enterprise I acquired substantially all of the HVAC assets and assumed certain of the liabilities of Peirce-Phelps, Inc. (“PPI”), an HVAC distributor operating from 19 locations in Pennsylvania, New Jersey, and Delaware.
In 2011, we formed a second joint venture with Carrier, which we refer to as Carrier Enterprise II, in which Carrier contributed company-owned locations in the Northeast U.S., and we contributed certain locations operating as Homans Associates LLC (“Homans”), a Watsco subsidiary, in the Northeast U.S. Subsequently, Carrier Enterprise II purchased Carrier’s distribution operations in Mexico. We have an 80% controlling interest in Carrier Enterprise II, and Carrier has a 20% non-controlling interest. Effective May 31, 2019, we repurchased the 20% ownership interest in Homans from Carrier Enterprise II, following which we own 100% of Homans. Homans previously operated as a division of Carrier Enterprise II and subsequent to the purchase operates as a wholly owned subsidiary of the Company.
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
non-controlling
interest.
Combined, the joint ventures with Carrier represented 56% of our revenues for the year ended December 31, 2021. See
Supplier Concentration
in “Business Risk Factors” in Item 1A.
The business and affairs of the joint ventures are controlled, directed, and managed exclusively by Carrier Enterprise I’s, Carrier Enterprise II’s, Carrier Enterprise III’s, and TEC’s respective boards of directors (the “Boards”) pursuant to related operating agreements. The Boards have full, complete and exclusive authority, power, and discretion to manage and control the business, property, and affairs of their respective joint ventures, and to make all decisions regarding those matters and to perform activities customary or incident to the management of such joint ventures, including approval of distributions to us and Carrier. Each Board is composed of five directors, of whom three directors represent our controlling interest and two directors represent Carrier’s non-controlling
interest. Matters presented to the Boards for vote are considered approved or consented to upon the receipt of the affirmative vote of at least a majority of all directors entitled to vote with the exception of certain governance matters, which require joint approval.
Customers and Customer Service
Air conditioning and heating contractors and dealers that install HVAC/R products in homes and businesses must be licensed given the highly regulated nature of the products, refrigerant, natural gas, and building and zoning requirements. We currently serve more than 120,000 active contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating, and refrigeration systems. No single customer in 2021, 2020 or 2019 represented more than 2% of our consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through mobile applications and
e-commerce,
which allows customers to access information online 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times, and make payments. We believe we compete successfully with other distributors primarily based on an experienced sales organization, strong service support, maintenance of well-stocked inventories, density of warehouse locations, high quality reputation, broad product lines, and the ability to foresee customer demand for new products.

Key Supplier Relationships
Given our leadership position, Watsco represents a strategic business relationship to many of the leading manufacturers in our industry. Significant relationships with HVAC/R equipment manufacturers include Carrier, Rheem, Goodman, Welbilt, Mitsubishi Electric Corporation, Gree Electric Appliances, Inc., Trane, Lennox, and Midea Group. In addition, we have substantial relationships with manufacturers of non-equipment
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
We estimate that the replacement market for residential air conditioning equipment is approximately
85%-90%
of industry unit sales in the United States, and we expect this percentage to increase as units installed in the past 20 years wear out or otherwise become practical to replace sooner with newer, more energy-efficient models.
The Company’s top ten suppliers accounted for 83% of our purchases, including 61% from Carrier, and 10% from Rheem. Given the significant concentration of our suppliers, particularly with Carrier and Rheem, any significant interruption with these suppliers, including limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments, in each case related to the
COVID-19
pandemic, could temporarily disrupt the operations of certain of our subsidiaries, impact current inventory levels, and could adversely affect our financial results. If any restrictions or significant increase in tariffs under existing trade agreements are imposed on products that our top ten suppliers import or assemble outside of the United States, particularly from Mexico and China, we could be required to raise our prices, which may result in the loss of customers and harm to our business. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ respective products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. However, the Company believes that alternative or substitute products would be readily available in the event of disruption of current supplier relationships given the Company’s prominence in the marketplace, including the number of locations, sales personnel, support structure, marketing and sales expertise, financial position, and established market share. See “Business Risk Factors” in Item 1A of this Annual Report on Form
10-K
for further discussion.
Distribution Agreements
We maintain trade name and distribution agreements with Carrier, Rheem, and Mitsubishi that provide us distribution rights on an exclusive basis in specified territories and are not subject to a stated term or expiration date. We also maintain distribution agreements with various other suppliers, either on an exclusive or non-exclusive
basis, for various terms ranging from one to ten years. Certain distribution agreements for particular branded products contain provisions that restrict or limit the sale of competitive products in the locations that sell such branded products. Other than where such location-level restrictions apply, we may distribute the lines of other manufacturers’ air conditioning or heating equipment in other locations in the same territories.
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
Beginning in 2023, the minimum efficiency level for residential HVAC systems under 45,000 BTUs will be 14 SEER in the North and 15 SEER in the Southeast and Southwest. For systems over 45,000 BTUs, the minimum efficiency level will be 14 SEER in the North and 14.5 SEER in the Southeast and Southwest. Heat pump efficiency levels, which are measured by the equipment’s heating seasonal performance factor (“HSPF”), will be 8.8 HSPF compared with the 8.2 HSPF required by the current standard for all three regions. It is too early to determine the impact to our results of operations this transition will have; however, we expect a benefit from selling higher efficiency units, which sell at higher prices.
In December 2020, the American Innovation and Manufacturing Act of 2020 (the “AIM Act”) was enacted, which gave the United States Environmental Protection Agency (“EPA”) regulatory authority to address hydrofluorocarbon (“HFC”) refrigerants. HFCs were developed to replace certain refrigerants, such as chlorofluorocarbons and hydrochlorofluorocarbons that were harmful to the ozone layer, but are considered potent greenhouse gases as a result of their global warming potential (“GWP”). The Aim Act directed the EPA to administer an 85% phasedown down of the production and consumption of HFCs over a
15-year
timeframe beginning on January 1, 2022 and put in place restrictions on HVAC equipment that require them to have refrigerants with less than 750 GWP by January 1, 2025. We are planning for the transition of our inventory to HVAC equipment with refrigerants that comply with the new standard, and we believe we will complete this transition in accordance with the required timeline.
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
Climate Change and Reductions in CO
2
e Emissions
We believe that our business plays an important and significant role in the drive to lower CO2e emissions. According to the DOE, heating and air conditioning accounts for roughly half of household energy consumption in the United States. As such, replacing HVAC systems at higher efficiency levels is one of the most meaningful steps homeowners can take to reduce their electricity costs and carbon footprint over time.
The overwhelming majority of new HVAC systems that we sell replace systems that likely operate well below current minimum efficiency standards in the United States and may use more harmful refrigerants that have been, or are being, phased-out. As
consumers replace HVAC systems with new, higher-efficiency systems, homeowners will consume less energy, save costs and reduce the carbon footprint over time.

The sale of high-efficiency systems has long been a focus of ours, and we have invested in tools and technology intended to capture an increasingly richer sales mix over time. In addition, regulatory mandates will periodically increase the required minimum SEER, thus providing a catalyst for greater sales of higher-efficiency systems.
We offer a broad variety of systems that operate beyond the minimum SEER standards, including systems that operate at more than 20 SEER. Our sales of higher-efficiency residential HVAC systems grew 26% organically in 2021, outpacing the overall growth rate of 17% for residential HVAC equipment in the United States. Based on estimates validated by independent sources, we averted an estimated 10.1 million metric tons of CO2e emissions during 2020 and 2021 through the sale of replacement residential HVAC systems at higher-efficiency standards – the equivalent of nearly 2.2 million passenger vehicles driven over the course of one year. More information, including sources and assumptions used to support our estimates, can be found at
www.watsco.com/environment
. Information contained on, or available through, our website is not incorporated by reference in, or made a part of, this report.
Available Information
Our website is at
www.watsco.com
. Our investor relations website is located at
https://investors.watsco.com
. We make available, free of charge, on our investor relations website under the heading “SEC Filings” our annual reports on Form
10-K,
quarterly reports on Form
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
Business Risk Factors
COVID-19
Pandemic
The
COVID-19
pandemic continues to have widespread, rapidly-evolving and unpredictable impacts on financial markets and business practices. As conditions fluctuate, governments have responded by adjusting their restrictions and guidelines accordingly. In light of variant strains of the virus and the continued rate of viral infections that exists as of the date of this filing, there remains uncertainty concerning the magnitude of the impact and duration of the
COVID-19
pandemic. The full impact of the
COVID-19
pandemic on our financial condition and results of operations will continue to depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers and suppliers, potential subsequent waves of
COVID-19
infection or potential new variants, the effectiveness and adoption of
COVID-19
vaccines and therapeutics, the broader implications of the macro-economic recovery on our business, and the extent to which normal economic and operating conditions are impacted. We intend to continue to actively monitor the evolution of the pandemic and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
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
As we cannot predict the duration or ultimate scope of the
COVID-19
pandemic, the potential negative financial impact to our results of operations cannot be reasonably estimated but could be material and last for an extended period of time.
Supplier Concentration
The Company’s top ten suppliers accounted for 83% of our purchases during 2021, including 61% from Carrier, and 10% from Rheem. Carrier provides a diverse variety of brands of HVAC systems including, Carrier, Bryant, Payne, Tempstar, Heil, Comfortmaker and Grandaire, along with complimentary replacement parts. Rheem provides Rheem-brand HVAC systems along with complimentary replacement parts. Given the significant concentration of our supply chain, particularly with Carrier and Rheem, any significant interruption by any of the key manufacturers or a termination of a relationship could temporarily disrupt the operations of certain of our subsidiaries. Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these manufacturers or a decline in market acceptance of these manufacturers’ products could have a material adverse effect on our results of operations, cash flows, and liquidity.
Many HVAC equipment and component manufacturers, including Carrier and Rheem, source component parts from China and/or assemble a significant number of products for residential and light-commercial applications from Mexico. If any restrictions, including a potential increase in tariffs, are imposed related to such products sourced or assembled from Mexico and China, including as a result of amendments to existing trade agreements, and our product costs consequently increase, we would be required to raise our prices, which may result in cost inflation, the loss of customers, and harm to our business. In addition,
COVID-19,
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
Dependence on Key Personnel
Much of our success has depended on the skills and experience of senior management personnel. The loss of any of our executive officers or other key senior management personnel could harm our business. We must continuously recruit, retain, and motivate management and other employees to both maintain our current business and to execute our strategic initiatives. Our success has also depended on the contributions and abilities of our store employees upon whom we rely on to give customers a superior in-store
experience. Accordingly, our performance depends on our ability to recruit and retain high quality employees to work in and manage our stores. If we are unable to adequately recruit, retain, and motivate employees our projected growth and expansion, and our business and financial performance may be adversely affected.
Decline in Economic Conditions
We rely predominantly on the credit markets and, to a lesser extent, on the capital markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Access to funds under our line of credit is dependent on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on LIBOR, which is one of the base rates under our revolving credit agreement. On March 5, 2021, the United Kingdom Financial Conduct Authority, which regulates LIBOR, confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after June 30, 2023 for USD LIBOR reference rates. Our revolving credit agreement provides that it may be amended to replace LIBOR with an alternate benchmark rate. The impact of such an amendment cannot be entirely predicted but could result in an increase in the cost of our debt. Additionally, disruptions in the credit and capital markets could also result in increased borrowing costs and/or reduced borrowing capacity under our revolving credit agreement. Any long-term disruption could require us to take measures to conserve cash until the markets stabilize, or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include reducing or eliminating dividend payments, deferring capital expenditures, and reducing or eliminating other discretionary uses of cash.
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
Cybersecurity Risks
In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, our information technology systems may be damaged, disrupted or shut down due to attacks by hackers and other persons obtaining unauthorized access, malicious software, ransomware, computer viruses, undetected intrusion, hardware failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings and other costs. Such events could have a material adverse impact on our financial condition, results of operations and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.
Failure to successfully manage the operational challenges and risks associated with, or resulting from, upgrades and conversions to newer versions of our information technology systems core to our operations could adversely affect our results of operations, cash flows, and liquidity.
We maintain change management processes, monitoring practices, and protections of our information technology to reduce these risks and test our systems on an ongoing basis for potential threats. The Audit Committee is briefed on information security matters at least once a year. We carry cybersecurity insurance to help mitigate the financial exposure and related notification procedures in the event of intentional intrusion. There can be no assurance, however, that our efforts will prevent the risk of a security breach of our databases or systems that could adversely affect our business.
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
Risks Related to our Common Stock
Class B Common Stock and Insider Ownership
As of December 31, 2021, our directors and executive officers and entities affiliated with them owned (i) Common stock representing 1% of the outstanding shares of Common stock and (ii) Class B common stock representing 84% of the outstanding shares of Class B common stock. These interests represent 54% of the aggregate combined voting power (including 52% beneficially owned by Albert H. Nahmad, Chairman and Chief Executive Officer, and Aaron J. Nahmad, President, through shares owned by them and shares held by affiliated limited partnerships and various family trusts). Accordingly, our directors and executive officers collectively have the voting power to elect six members of our nine-person Board of Directors.
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
Securities Analyst Research and Reports
The trading markets for our common stock rely in part on the research and reports that industry or financial analysts publish about us or our business or industry. If one or more of the analysts who cover us downgrade our stock or our industry, or the stock of Carrier or any of our competitors, publish negative or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
General Risk Factors
Goodwill, Intangibles and Long-Lived Assets
At December 31, 2021, goodwill, intangibles, and long-lived assets represented approximately 36% of our total assets. The recoverability of goodwill, indefinite lived intangibles, and long-lived assets is evaluated at least annually and when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of our reporting unit, indefinite lived intangibles, and long-lived assets are based on the best information available as of the date of the assessment and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment, or market conditions. We cannot assure you that we will not suffer material impairments to goodwill, intangibles, or long-lived assets in the future.
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

Exposure to catastrophic losses has been limited by maintaining excess and aggregate liability coverage and implementing stop-loss control programs. However, more frequent catastrophic weather events linked to climate change may impact the availability and cost of property and casualty insurance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our main properties include warehousing and distribution facilities, trucks, and administrative office space.
Warehousing and Distribution Facilities
At December 31, 2021, we operated 671 warehousing and distribution facilities across 42 U.S. states, Canada, Mexico, and Puerto Rico, having an aggregate of approximately 15.7 million square feet of space, of which approximately 15.5 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are sufficient to meet our present operating needs.
Trucks
At December 31, 2021, we operated 821 ground transport vehicles, including delivery and pick-up
trucks, vans, and tractors. Of this number, 520 trucks were leased and the rest were owned. We believe that the present size of our truck fleet is adequate to support our operations.
Administrative Facilities
Senior management and support staff are located at various administrative offices in approximately 0.3 million square feet of space.

ITEM 3.	LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 19 to our audited consolidated financial statements included in this Annual Report on Form
10-K
under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 3 of Part I of this Annual Report on Form
10-K.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable
.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common stock is listed on the New York Stock Exchange under the ticker symbol WSO, and our Class B common stock is listed on the New York Stock Exchange under the ticker symbol WSOB.
Holders
At February 22, 2022, there were 233 Common stock registered shareholders and 156 Class B common stock registered shareholders.

Shareholder Return Performance
The following graph compares the cumulative five-year total shareholder return attained by holders of our Common stock and Class B common stock relative to the cumulative total returns of the Russell 2000 index, the S&P MidCap 400 index, and the S&P 500 index. Given our position as the largest distributor of HVAC/R equipment, parts and supplies in North America, our unique, sole line of business, the nature of our customers (air conditioning and heating contractors), and the products and markets we serve, we cannot reasonably identify an appropriate peer group; therefore, we have included in the graph below the performance of the Russell 2000 index, the S&P MidCap 400 index, and the S&P 500 index, which contain companies with market capitalizations similar to our own. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2016 and its relative performance is tracked through December 31, 2021.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Watsco, Inc.	100.00	118.36	99.99	134.94	176.11	250.19
Watsco, Inc. Class B	100.00	117.11	96.73	135.33	180.41	244.52
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
S&P MidCap 400 Index	100.00	116.24	103.36	130.44	148.26	184.96
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. No shares were repurchased under this plan during 2021, 2020 or 2019. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of this plan. At December 31, 2021, there were 1,129,087 shares remaining authorized for repurchase under this plan. Shares were last repurchased by the Company in 2008; thus, we did not otherwise repurchase any of our common stock during the quarter ended December 31, 2021.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our 2021 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2021 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk,” which section is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our 2021 and 2020 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2021, 2020 and 2019, together with the report thereon of KPMG LLP dated February 25, 2022, included in our 2021 Annual Report are incorporated herein by reference.

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
Management’s Report on Internal Control over Financial Reporting
Our 2021 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of KPMG LLP dated February 25, 2022, and each is incorporated herein by reference
.
Changes in Internal Control over Financial Reporting
We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of Makdad Industrial Supply Co., Inc. (“MIS”), Acme Refrigeration LLC (“ACME”), or TEC Distribution LLC (“TEC”), which collectively represented approximately 8% of our consolidated assets at December 31, 2021 and approximately 5% of our consolidated revenues for the year ended December 31, 2021. From the respective acquisition dates of August 20, 2021, May 7, 2021, and April 9, 2021 to December 31, 2021, the processes and systems of MIS, ACME, and TEC did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

ITEM 9B.	OTHER INFORMATION
As previously reported, on August 6, 2021, the Company entered into a Sales Agreement (the “Original Sales Agreement”) with Robert W. Baird & Co. Incorporated (the “Agent”), relating to the Company’s issuance and sale, from time to time, of up to $300.0 million of its Common stock in a registered offering pursuant to the Company’s effective Registration Statement on Form S-3. The Sales Agreement provided for the sale of shares in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or sales made to or through a market maker other than on an exchange. On February 25, 2022, the Company entered into an amended and restated Sales Agreement (the “A&R Sales Agreement”) together with Robert W. Baird & Co. Incorporated and Goldman Sachs & Co. LLC (“GS”) for the purpose of adding GS as an additional Agent thereunder and making necessary conforming changes. The A&R Sales Agreement otherwise retains all material terms of the Original Sales Agreement.
The foregoing description of the A&R Sales Agreement is only a summary and is qualified in its entirety by reference to the full text of the A&R Sales Agreement, which is filed as Exhibit 10.5(b) to this Annual Report on Form 10-K and incorporated by reference in this Item 9B.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
This part of Form
10-K,
which includes Items 10 through 14, is omitted because we will file definitive proxy material pursuant to Regulation 14A not more than 120 days after the close of our most recently ended fiscal year, which proxy material will include the information required by Items 10 through 14 and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements . Our consolidated financial statements are incorporated by reference from our 2021 Annual Report.

(2)	Financial Statement Schedules . The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits . The following exhibits are submitted with this Annual Report on Form 10-K or, where indicated, incorporated by reference to other filings.
INDEX TO EXHIBITS

3.1	Composite Articles of Incorporation of Watsco, Inc. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

3.2	Watsco, Inc. Second Amended and Restated Bylaws effective August 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 5, 2016 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference). (P)

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference). (P)

4.3	Description of Capital Stock (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

10.1(a)	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference). *

10.1(b)	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). *

10.1(c)	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). *

10.1(d)	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.1(e)	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference). *

10.1(f)	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference). *

10.1(g)	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). *

10.1(h)	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). *

10.1(i)	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference). *

10.1(j)	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference). *

10.1(k)	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference). *

10.1(l)	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference). *

10.1(m)	Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference). *

10.1(n)	Thirteenth Amendment dated January 1, 2012 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference). *

10.1(o)	Fourteenth Amendment dated January 1, 2013 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference). *

10.1(p)	Fifteenth Amendment dated January 1, 2014 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference). *

10.1(q)	Sixteenth Amendment dated January 1, 2015 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference). *

10.1(r)	Seventeenth Amendment dated January 1, 2016 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference). *

10.1(s)	Eighteenth Amendment dated January 1, 2017 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference). *

10.1(t)	Nineteenth Amendment dated January 1, 2018 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference). *

10.1(u)	Twentieth Amendment dated January 1, 2019 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference). *

10.1(v)	Twenty-first Amendment dated January 1, 2020 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference). *

10.1(w)	Twenty-second Amendment dated January 1, 2021 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1(w) to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference).*

10.1(x)	Twenty-third Amendment dated January 1, 2022 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. *#

10.2(a)	Watsco, Inc. 2014 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2014 Annual Meeting of Shareholders and incorporated herein by reference). *

10.2(b)	Watsco, Inc. 2021 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2021 Annual Meeting of Shareholders and incorporated herein by reference). *

10.3	Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated April 18, 2011 (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2011 Annual Meeting of Shareholders and incorporated herein by reference). *

10.4(a)	Credit Agreement dated as of December 5, 2018, by and among Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Mexico, S. de R.L. de C.V., as Borrowers, the Other Lenders From Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and Branch Banking and Trust Company, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents (filed as Exhibit 10.1 to the Current Report on Form 8-K on December 11, 2018 and incorporated herein by reference).

10.4(b)	Revolving Credit Increase and Joinder Agreement, dated as of April 10, 2020, by and among Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Mexico, S. de R.L. de C.V., as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, and PNC Bank N.A. as a joining Lender (filed as Exhibit 10.1 to the Current Report on Form 8-K on April 16, 2020 and incorporated herein by reference).

10.5(a)	Sales Agreement dated August 6, 2021, by and between Watsco, Inc. and Robert W. Baird & Co. Incorporated (filed as Exhibit 1.1 to the Current Report on Form 8-K on August 6, 2021 and incorporated herein by reference).

10.5(b)	Amended and Restated Sales Agreement dated February 25, 2022, by and between Watsco, Inc., Robert W. Baird & Co. Incorporated, and Goldman Sachs & Co. LLC. #

13	2021 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 7, 8 and 9 of this Form 10-K, the 2021 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

21.1	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. #

101.SCH	Inline XBRL Taxonomy Extension Schema Document. #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. #

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.
*	management contract or compensation plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 25, 2022	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, Chief Executive Officer

February 25, 2022	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/ S / A LBERT H. N AHMAD Albert H. Nahmad	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 25, 2022

/ S / A NA M. M ENENDEZ Ana M. Menendez	Chief Financial Officer (principal accounting officer and principal financial officer)	February 25, 2022

/ S / C ESAR L. A LVAREZ Cesar L. Alvarez	Director	February 25, 2022

/ S / J. M ICHAEL C USTER J. Michael Custer	Director	February 25, 2022

/ S / D ENISE D ICKINS Denise Dickins	Director	February 25, 2022

/ S / B RIAN E. K EELEY Brian E. Keeley	Director	February 25, 2022

/ S / J OHN A. M ACDONALD John A. Macdonald	Director	February 25, 2022

/ S / B OB L. M OSS Bob L. Moss	Director	February 25, 2022

/ S / A ARON J. N AHMAD Aaron J. Nahmad	Director and President	February 25, 2022

/ S / S TEVEN R UBIN Steven Rubin	Director	February 25, 2022