Form 10-Q
period 2022-03-31
WATSCO INC
filed 2022-05-05
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
The registrant’s common stock outstanding as of May 2, 2022 comprised (i) 33,165,164 shares of Common stock, $0.50 par value per share, excluding 4,823,988 treasury shares and (ii) 5,797,590 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM
10-Q

2 of 24

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarters Ended March 31,
	2022	2021

Revenues	$1,523,570	$1,136,118
Cost of sales	1,073,212	841,297

Gross profit	450,358	294,821
Selling, general and administrative expenses	283,354	217,612
Other income	4,045	4,671

Operating income	171,049	81,880
Interest expense, net	558	88

Income before income taxes	170,491	81,792
Income taxes	35,601	15,665

Net income	134,890	66,127
Less: net income attributable to non-controlling interest	21,592	11,035

Net income attributable to Watsco, Inc.	$113,298	$55,092

Earnings per share for Common and Class B common stock:
Basic	$2.91	$1.39

Diluted	$2.90	$1.39

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 24

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarters Ended March 31,
	2022	2021
Net income	$134,890	$66,127
Other comprehensive income, net of tax
Foreign currency translation adjustment	4,381	3,457
Unrealized gain on cash flow hedging instruments arising during the period	—	76
Reclassification of loss on cash flow hedging instruments into earnings	—	243

Other comprehensive income	4,381	3,776

Comprehensive income	139,271	69,903
Less: comprehensive income attributable to non-controlling interest	23,038	12,337

Comprehensive income attributable to Watsco, Inc.	$116,233	$57,566

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 24

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,607	$118,268
Accounts receivable, net	790,013	698,456
Inventories, net	1,390,298	1,115,469
Other current assets	29,210	29,207

Total current assets	2,320,128	1,961,400

Property and equipment, net	115,385	111,019
Operating lease right-of-use assets	288,660	268,528
Goodwill	434,139	434,019
Intangible assets, net	187,995	186,896
Investment in unconsolidated entity	118,853	114,808
Other assets	8,729	9,191

	$3,473,889	$3,085,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$86,812	$84,501
Accounts payable	462,569	364,185
Accrued expenses and other current liabilities	287,458	278,036

Total current liabilities	836,839	726,722

Long-term obligations:
Borrowings under revolving credit agreement	262,500	89,000
Operating lease liabilities, net of current portion	205,163	187,024
Finance lease liabilities, net of current portion	10,633	9,189

Total long-term obligations	478,296	285,213

Deferred income taxes and other liabilities	78,039	76,511

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	18,987	18,941
Class B common stock, $0.50 par value	2,925	2,895
Preferred stock, $0.50 par value	—	—
Paid-in capital	1,023,680	1,003,932
Accumulated other comprehensive loss, net of tax	(31,241)	(34,176)
Retained earnings	798,299	760,796
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,725,210	1,664,948
Non-controlling interest	355,505	332,467

Total shareholders’ equity	2,080,715	1,997,415

	$3,473,889	$3,085,861

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 24

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total

Balance at December 31, 2021	38,799,632	$21,836	$1,003,932	$(34,176)	$760,796	$(87,440)	$332,467	$1,997,415
Net income					113,298		21,592	134,890
Other comprehensive income				2,935			1,446	4,381
Issuances of non-vested restricted shares of common stock	105,882	53	(53)					—
Common stock contribution to 401(k) plan	21,532	11	6,726					6,737
Stock issuances from exercise of stock options and employee stock purchase plan	24,850	12	4,408					4,420
Share-based compensation			8,667					8,667
Cash dividends declared and paid on Common and Class B common stock, $1.95 per share					(75,795)			(75,795)

Balance at March 31, 2022	38,951,896	$21,912	$1,023,680	$(31,241)	$798,299	$(87,440)	$355,505	$2,080,715

Continued on next page.

6 of 24

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2020	38,521,694	$21,697	$950,915	$(34,867)	$636,373	$(87,440)	$293,083	$1,779,761
Net income					55,092		11,035	66,127
Other comprehensive income				2,474			1,302	3,776
Issuances of non-vested restricted shares of common stock	121,934	61	(61)					—
Forfeitures of non-vested restricted shares of common stock	(43,000)	(21)	21					—
Common stock contribution to 401(k) plan	22,752	11	5,143					5,154
Stock issuances from exercise of stock options and employee stock purchase plan	24,735	12	3,862					3,874
Share-based compensation			6,656					6,656
Cash dividends declared and paid on Common and Class B common stock, $1.775 per share					(68,521)			(68,521)

Balance at March 31, 2021	38,648,115	$21,760	$966,536	$(32,393)	$622,944	$(87,440)	$305,420	$1,796,827

See accompanying notes to condensed consolidated un
a
udited financial statements.

7 of 24

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarters Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$134,890	$66,127
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,593	6,898
Share-based compensation	7,974	5,892
Non-cash contribution to 401(k) plan	6,737	5,154
Provision for doubtful accounts	1,061	393
Other income from investment in unconsolidated entity	(4,045)	(4,671)
Other, net	1,417	1,042
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(91,775)	(61,072)
Inventori e s, net	(273,703)	(204,593)
Accounts payable and other liabilities	107,755	149,914
Other, net	474	(2,829)

Net cash used in operating activities	(101,622)	(37,745)

Cash flows from investing activities:
Capital expenditures	(8,324)	(4,822)
Business acquisition	(47)	—
Proceeds from sale of equity securities	—	5,993
Proceeds from sale of property and equipment	153	50

Net cash (used in) provided by investing activities	(8,218)	1,221

Cash flows from financing activities:
Dividends on Common and Class B common stock	(75,795)	(68,521)
Net repayments of finance lease liabilities	(713)	(503)
Net proceeds from issuances of common stock	4,420	3,874
Net proceeds under revolving credit agreement	173,500	48,900

Net cash provided by (used in) financing activities	101,412	(16,250)

Effect of foreign exchange rate changes on cash and cash equivalents	767	582

Net decrease in cash and cash equivalents	(7,661)	(52,192)
Cash and cash equivalents at beginning of period	118,268	146,067

Cash and cash equivalents at end of period	$110,607	$93,875

See accompanying notes to condensed consolidated unaudited financial statements.

8 of 24

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2022
(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying March 31, 2022 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2021 Annual Report on Form
10-K.
The condensed consolidated unaudited financial statements include the accounts of Watsco, all of its wholly owned subsidiaries, the accounts of four joint ventures with Carrier Global Corporation, which we refer to as Carrier, the accounts of Carrier InterAmerica Corporation, of which we have an 80% controlling interest, and Carrier has a 20%
non-controlling
interest and our 38.1%
investment in Russell Sigler, Inc., which is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the quarter ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
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
Impact of
COVID-19
Pandemic
Since
COVID-19
was declared a pandemic in March 2020, it has impacted our operations and the operations of our customers and suppliers. Although we learned to navigate
COVID-19
while maintaining our operations in all material respects, the pandemic continued to impact our business and operating results throughout 2020 and into 2021. However, as economic activity has been recovering and the effects of the pandemic have continued to lessen, the impact of the pandemic on our business has been more reflective of greater economic and marketplace dynamics, which include supply chain disruptions and labor shortages, rather than pandemic-related issues such as quarantines, location closures, mandated restrictions, employee illnesses, and travel restrictions. The extent to which the
COVID-19
pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, potential subsequent waves of
COVID-19
infection or potential new variants, the effectiveness and adoption of
COVID-19
vaccines and therapeutics, the ultimate duration and scope of the pandemic, its impact on our employees, customers and suppliers, the broader implications of the macro-economic recovery on our business, and the extent to which normal economic and operating conditions are impacted. Therefore, we cannot reasonably estimate the future impact of the
COVID-19
pandemic at this time.

9 of 24

2.	REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

Quarters Ended March 31,	2022	2021
Primary Geographical Regions:
United States	$1,371,340	$1,011,266
Canada	89,423	74,492
Latin America and the Caribbean	62,807	50,360

	$1,523,570	$1,136,118

Major Product Lines:
HVAC equipment	67%	67%
Other HVAC products	29%	29%
Commercial refrigeration products	4%	4%

	100%	100%

3.	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

Quarters Ended March 31,	2022	2021
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$113,298	$55,092
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	10,311	6,054

Earnings allocated to Watsco, Inc. shareholders	$102,987	$49,038

Weighted-average common shares outstanding – Basic	35,348,977	35,179,521

Basic earnings per share for Common and Class B common stock	$2.91	$1.39

Allocation of earnings for Basic:
Common stock	$95,521	$45,452
Class B common stock	7,466	3,586

	$102,987	$49,038

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$113,298	$55,092
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	10,297	6,054

Earnings allocated to Watsco, Inc. shareholders	$103,001	$49,038

Weighted-average common shares outstanding – Basic	35,348,977	35,179,521
Effect of dilutive stock options	155,403	150,312

Weighted-average common shares outstanding – Diluted	35,504,380	35,329,833

Diluted earnings per share for Common and Class B common stock	$2.90	$1.39

Anti-dilutive stock options not included above	143,372	5,911
Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At March 31, 2022 and 2021, our outstanding Class B common stock was convertible into 2,562,448 and 2,572,536 shares of our Common stock, respectively.

10 of 24

4.	OTHER COMPREHENSIVE INCOME
Other comprehensive income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized gains on cash flow hedging instruments. The tax effects allocated to each component of other comprehensive income were as follows:

Quarters Ended March 31,	2022	2021
Foreign currency translation adjustment	$4,381	$3,457

Unrealized gain on cash flow hedging instruments	—	103
Income tax expense	—	(27)

Unrealized gain on cash flow hedging instruments, net of tax	—	76

Reclassification of loss on cash flow hedging instruments into earnings	—	333
Income tax benefit	—	(90)

Reclassification of loss on cash flow hedging instruments into earnings, net of tax	—	243

Other comprehensive income	$4,381	$3,776

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Quarters Ended March 31,	2022	2021
Foreign currency translation adjustment:
Beginning balance	$(34,176)	$(34,694)
Current period other comprehensive income	2,935	2,282

Ending balance	(31,241)	(32,412)

Cash flow hedging instruments:
Beginning balance	—	(173)
Current period other comprehensive income	—	46
Reclassification adjustment	—	146

Ending balance	—	19

Accumulated other comprehensive loss, net of tax	$(31,241)	$(32,393)

5.	DERIVATIVES
We enter into foreign currency forward and option contracts int
e
nded to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.
Cash Flow Hedging Instruments
We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. At March 31, 2022, no foreign currency forward contracts were designated as cash flow hedges.

11 of 24

The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

Quarters Ended March 31,	2022	2021
Gain recorded in accumulated other comprehensive loss	—	$103
Loss reclassified from accumulated other comprehensive loss into earnings	—	$333
At March 31, 2022, no
pre-tax
gain (loss)
wa
s expected to be reclassified into earnings related to foreign exchange hedging within the next 12 months.
Derivatives Not Designated as Hedging Instruments
We have also entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. We had only one foreign currency exchange contract not designated as a hedging instrument at March 31, 2022, the total notional value of which was $6,700, and such contract subsequently expired in April 2022.
We recognized (losses) gains
 of $(323) and $27 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2022 and 2021, respectively.
The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 6.

	Asset Derivatives		Liability Derivatives
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	—	—	11	5

Total derivative instruments	$—	$—	$11	$5

12 of 24

6.	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

	Balance Sheet Location	Total	Fair Value Measurements at March 31, 2022 Using
			Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$1,035	$1,035	—	—
Private equities	Other assets	$1,000	—	—	$1,000
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$11	—	$11	—

	Balance Sheet Location	Total	Fair Value Measurements at December 31, 2021 Using
			Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$1,790	$1,790	—	—
Private equities	Other assets	$1,000	—	—	$1,000
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$5	—	$5	—
The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:
Equity securities
– these investments are exchange-traded equity securities. Fair values for these investments are based on closing stock prices from active markets and are therefore classified within Level 1 of the fair value hierarchy.
Private equities
– other investment in which fair value inputs are unobservable.
Derivative financial instruments
– these derivatives are foreign currency forward and option contracts. See Note 5. Fair value is based on observable market inputs, such as forward rates in active markets; therefore, we classify these derivatives within Level 2 of the valuation hierarchy.
During the quarter ended March 31, 2021, we recognized a realized gain of
$3,815 recorded in our consolidated statement of income attributable to the sale of certain equity securities.

7.	SHAREHOLDERS’ EQUITY
At-the-Market
Offering Program
On August 6, 2021, we entered into a sales agreement with Robert W. Baird & Co. Inc. (“Baird”), which enables the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for a maximum aggregate offering amount of up t
o $300,000
(
the “ATM Program”). The offer and sale of our Common stock pursuant to the ATM Program has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form
S-3
(File
No. 333-260758).
On February 25, 2022, we entered into an amended and restated sales agreement
, toget
h
er
with Baird and Goldman Sachs & Co. LLC (“GS”), for the purpose of adding GS as an additional sales agent and making necessary conforming changes. The amended and restated sales agreement otherwise retains all material terms of the original sales agreement.
As of March
31
,
2022
,
no
shares of Common stock had been sold under the ATM Program.
Common Stock Dividends
We paid
cash
dividends of $1.95 and $1.775 per sh
are of both Com
mon st
ock and Class B c
ommon stock during the quarters ended March 31, 2022 and 2021, respectively.

13 of 24

Exercise of Stock Options
Cash received from the exercise of stock options during the quarters ended March 31, 2022 and 2021 was $3,955 and $3,469, respectively.
Employee Stock Purchase Plan
During the quarters ended March 31, 2022 and 2021, we received net proceeds of $465 and $405, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $9,285 and $7,253 at March 31, 2022 and December 31, 2021, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

9.	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 56% and 61% of all inventory purchases made during the quarters ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, approximately $149,000 and $90,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2022 and 2021 included approximately $21,000 and $23,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.
A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters ended March 31, 2022 and 2021, fees to this firm for services performed were $32 and $66, respectively. At March 31, 2022 and December 31, 2021, $23 and $34, respectively, was payable to this firm.

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
We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see the discussion below under Impact of
COVID-19
Pandemic and Item 1A “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2021, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.
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
10-K
for the year ended December 31, 2021.

15 of 24

Company Overview
Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At March 31, 2022, we operated from 671 locations in 42 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.
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
Impact of the
COVID-19
Pandemic
The
COVID-19
pandemic has had widespread, rapidly-evolving and unpredictable impacts on financial markets and business practices. As conditions have continued to improve, governments and organizations have responded by adjusting their restrictions and guidelines accordingly. Although we have learned to navigate
COVID-19
while maintaining our operations in all material respects, our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity.
As economic activity has been recovering and the effects of the pandemic have continued to lessen, the impact of the pandemic on our business has been more reflective of greater economic and marketplace dynamics rather than pandemic-related issues, such as location closures, mandated restrictions and employee illness. Manufacturers have experienced some level of supply chain disruptions caused by component availability, labor shortages, transportation delays, and other logistical challenges, resulting in longer lead times and constrained availability of HVAC/R products. These supply chain disruptions impacted our ability to fulfill contractor demand at various points during the first quarter of 2022. Despite these disruptions, we experienced growth in sales of residential units during the quarter. As of the date of this filing, product availability had improved, and more typical inventory levels are being reestablished to meet the continued strong end-market
demand. We intend to continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
Climate Change and Reductions in CO
2
e Emissions
We believe that our business plays an important and significant role in the drive to lower CO
2
e emissions. According to the United States Department of Energy, heating and air conditioning accounts for roughly half of household energy consumption in the United States. As such, replacing older, less efficient HVAC systems with higher efficiency systems is one of the most meaningful steps homeowners can take to reduce their electricity costs and carbon footprint.
The overwhelming majority of new HVAC systems that we sell replace systems that likely operate below current minimum efficiency standards in the United States and may use more harmful refrigerants that have been, or are being, phased-out. As
consumers replace HVAC systems with new, higher-efficiency systems, homeowners will consume less energy, save costs and reduce their carbon footprint.
The sale of high-efficiency systems has long been a focus of ours, and we have invested in tools and technology intended to capture an increasingly richer sales mix over time. In addition, regulatory mandates will periodically increase the required minimum Seasonal Energy Efficiency Ratio rating, referred to as SEER, thus providing a catalyst for greater sales of higher-efficiency systems. Recently enacted regulations will increase the current minimum SEER beginning in 2023 (in general terms, to 14 SEER from 13 SEER in the Northern U.S. and to 15 SEER from 14 SEER for the Southern U.S.).
We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Our sales of higher-efficiency residential HVAC systems (those above base-level efficiency) grew 31% organically during the first quarter of 2022, outpacing the overall growth rate of 26% for residential HVAC equipment in the United States. Based on estimates validated by independent sources, we averted an estimated 11.4 million metric tons of CO
2
e emissions during the period January 1, 2020 to March 31, 2022 through the sale of replacement residential HVAC systems at higher-efficiency standards.

16 of 24

Joint Ventures with Carrier Global Corporation
In 2009, we formed a joint venture with Carrier, which we refer to as Carrier Enterprise I, in which Carrier contributed company-owned locations in the Sun Belt states and Puerto Rico, and its export division in Miami, Florida, and we contributed certain locations that distributed Carrier products. We have an 80% controlling interest in Carrier Enterprise I, and Carrier has a 20%
non-controlling
interest. The export division, Carrier InterAmerica Corporation, redomesticated from the U.S. Virgin Islands to Delaware effective December 31, 2019, following which Carrier InterAmerica Corporation became a separate operating entity in which we have an 80% controlling interest and Carrier has a 20%
non-controlling
interest. On August 1, 2019, Carrier Enterprise I acquired substantially all of the HVAC assets and assumed certain of the liabilities of Peirce-Phelps, Inc., an HVAC distributor operating in Pennsylvania, New Jersey, and Delaware.
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
In 2012, we formed a third joint venture with Carrier, which we refer to as Carrier Enterprise III. Carrier contributed 35 of its company-owned locations in Canada to Carrier Enterprise III. We have a 60% controlling interest in Carrier Enterprise III, and Carrier has a 40%
non-controlling
interest.
On April 9, 2021, we acquired certain assets and assumed certain liabilities comprising the HVAC distribution business of Temperature Equipment Corporation, an HVAC distributor operating from 32 locations in Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri and Wisconsin. We formed a new, stand-alone joint venture with Carrier, TEC Distribution LLC (“TEC”), that operates this business. We have an 80% controlling interest in TEC, and Carrier has a 20%
non-controlling
interest.
Critical Accounting Estimates
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
Our critical accounting estimates are included in our 2021 Annual Report on Form
10-K,
as filed with the SEC on February 25, 2022. We believe that there have been no significant changes during the quarter ended March 31, 2022 to the critical accounting estimates disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021.

17 of 24

Results of Operations
The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters ended March 31, 2022 and 2021:

	2022	2021
Revenues	100.0%	100.0%
Cost of sales	70.4	74.1

Gross profit	29.6	25.9
Selling, general and administrative expenses	18.6	19.2
Other income	0.3	0.4

Operating income	11.2	7.2
Interest expense, net	0.0	0.0

Income before income taxes	11.2	7.2
Income taxes	2.3	1.4

Net income	8.9	5.8
Less: net income attributable to non-controlling interest	1.4	1.0

Net income attributable to Watsco, Inc.	7.4%	4.8%

Note: Due to rounding, percentages may not add up to 100.
The following narratives reflect our acquisitions of Makdad Industrial Supply Co., Inc. in August 2021, Acme Refrigeration of Baton Rouge LLC in May 2021, and Temperature Equipment Corporation in April 2021. We did not acquire any businesses during the quarters ended March 31, 2022 or 2021.
In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At March 31, 2022 and 2021, six and one locations, respectively, that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.
The table below summarizes the changes in our locations for the 12 months ended March 31, 2022:

Number of Locations
March 31, 2021	601
Opened	22
Acquired	56
Closed	(8)

December 31, 2021	671
Opened	2
Closed	(2)

March 31, 2022	671

Revenues
Revenues for the first quarter of 2022 increased $387.5 million, or 34%, as compared to the first quarter of 2021, including $90.9 million attributable to new locations acquired and $9.5 million from other locations opened during the preceding 12 months, offset by $2.0 million from locations closed. Sales of HVAC equipment (67% of sales) increased 32%, sales of other HVAC products (29% of sales) increased 32%, and sales of commercial refrigeration products (4% of sales) increased 35%. On a same-store basis, revenues increased $289.1 million, or 25%, as compared to the same period in 2021, reflecting a 26% increase in sales of HVAC equipment (67% of sales), which included a 26% increase in residential HVAC equipment (26% increase in U.S. markets and a 20% increase in international markets) and a 29% increase sales of commercial HVAC equipment (28% increase in U.S. markets and a 33% increase in international markets), a 24% increase in sales of other HVAC products (29% of sales), and a 35% increase in sales of commercial refrigeration products (4% of sales). For HVAC equipment, the increase in revenues was primarily due to the realization of price increases, strong demand for residential HVAC equipment, and a greater mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, resulting in an 18% increase in the average selling price and an 8% increase in the unit volume for residential unitary air conditioning equipment.

18 of 24

Gross Profit
Gross profit for the first quarter of 2022 increased $155.5 million, or 53%, as compared to the first quarter of 2021, primarily as a result of increased revenues. Gross profit margin for the quarter ended March 31, 2022 improved 370 basis-points to 29.6% versus 25.9%, primarily due to the benefits of our use of technologies designed to optimize pricing and margins, passing on price increases from our suppliers to our customers and an improved sales mix of higher-efficiency HVAC systems.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2022 increased $65.7 million, or 30%, as compared to the first quarter of 2021, primarily due to increased revenues from existing and newly acquired locations. Selling, general and administrative expenses as a percent of revenues for the quarter ended March 31, 2022 decreased to 18.6% versus 19.2% for the same period in 2021. On a same-store basis, selling, general and administrative expenses increased 19% as compared to the first quarter of 2021 and as a percentage of sales decreased to 18.2% versus 19.2% as compared to the same period in 2021 primarily due to increased leverage on fixed costs driven by increased revenues.
Other Income
Other income of $4.0 million and $4.7 million for the first quarters of 2022 and 2021, respectively, represented our share of the net income of Russell Sigler, Inc. (“RSI”), in which we have a 38.1% equity interest.
Interest Expense, Net
Interest expense, net for the first quarter of 2022 increased $0.5 million, or 534%, primarily as a result of an increase in average outstanding borrowings under our revolving credit facility as compared to the same period in 2021.
Income Taxes
Income taxes increased to $35.6 million for the first quarter of 2022, as compared to $15.7 million for the first quarter of 2021, and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 23.8% and 22.0% for the quarters ended March 31, 2022 and 2021, respectively. The increase was primarily due to higher state income taxes, proportionately higher income, and lower share-based deductions in 2022 as compared to the same period in 2021.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco for the quarter ended March 31, 2022 increased $58.2 million, or 106%, compared to the same period in 2021. The increase was primarily driven by higher revenues and expanded profit margins, partially offset by higher income taxes and an increase in the net income attributable to the non-controlling
interest.
Liquidity and Capital Resources
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
Sources and Uses of Cash
We rely on cash flows from operations and borrowing capacity under our revolving credit agreement to fund seasonal working capital needs and for other general corporate purposes in the short-term and the long-term, including dividend payments (if and as declared by our Board of Directors), capital expenditures, business acquisitions, and development of our long-term operating and technology strategies. Additionally, we may also generate cash through the issuance and sale of our Common stock.

19 of 24

As of March 31, 2022, we had $110.6 million of cash and cash equivalents, of which $99.0 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions.
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
Working Capital
Working capital increased to $1,483.3 million at March 31, 2022 from $1,234.7 million at December 31, 2021, primarily due to higher accounts receivable consistent with overall increased sales, the seasonality of our business, and higher levels of inventory in support of stronger business conditions.
Cash Flows
The following table summarizes our cash flow activity for the quarters ended March 31, 2022 and 2021 (in millions):

	2022	2021	Change
Cash flows used in operating activities	$(101.6)	$(37.7)	$(63.9)
Cash flows (used in) provided by investing activities	$(8.2)	$1.2	$(9.4)
Cash flows provided by (used in) financing activities	$101.4	$(16.3)	$117.7
The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form
10-Q.
Operating Activities
The increase in net cash used in operating activities was primarily due to increases in the level of inventory and accounts receivable, partially offset by an increase in net income due to strong business conditions in 2022.
Investing Activities
The increase in net cash used in investing activities was primarily due to higher capital expenditures in 2022 and proceeds from the sale of equity securities in 2021.
Financing Activities
Net cash provided by financing activities increased primarily due to higher borrowings partially offset by an increase in dividends paid in 2022.
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

20 of 24

At March 31, 2022 and December 31, 2021, $262.5 million and $89.0 million, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2022.
At-the-Market
Offering Program
On August 6, 2021, we entered into a sales agreement with Robert W. Baird & Co. Inc. (“Baird”), which enables the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for a maximum aggregate offering amount of up to $300.0 million (the “ATM Program”). The offer and sale of our Common stock pursuant to the ATM Program has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form
S-3
(File
No. 333-260758).
On February 25, 2022, we entered into an amended and restated sales agreement, together with Baird and Goldman Sachs & Co. LLC (“GS”), for the purpose of adding GS as an additional sales agent and making necessary conforming changes. The amended and restated sales agreement otherwise retains all material terms of the original sales agreement.
As of March 31, 2022, no shares of Common stock had been sold under the ATM Program.
Contractual Obligations
On October 15, 2022, 975,622 shares of Class B restricted stock held by our Chief Executive Officer (“CEO”) will vest. The CEO may elect to satisfy the tax withholding obligations in connection with the vesting of the restricted stock either by the Company’s withholding of shares otherwise deliverable to the CEO, or in cash, or any combination of the two. If the CEO elects to satisfy his tax withholding obligation through the Company’s withholding of shares, then we will satisfy the withholding tax obligations in cash. Based on the closing price of Watsco’s Class B common stock and withholding tax rates in effect at March 31, 2022, the estimated withholding tax obligation would have been approximately $119.0 million had the shares vested on March 31, 2022. We intend to satisfy any such withholding obligations using cash on hand or borrowing availability under our revolving credit agreement described above.
Investment in Unconsolidated Entity
Carrier Enterprise I has a 38.1% ownership interest in RSI, an HVAC distributor operating from 35 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.
Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders. Pursuant to the Shareholders’ Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. At March 31, 2022, the estimated purchase amount we would be contingently liable for was approximately $291.0 million. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement would be sufficient to purchase any additional ownership interests in RSI.
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
Common Stock Dividends
We paid cash dividends of $1.95 and $1.775 per share of Common stock and Class B common stock during the quarters ended March 31, 2022 and 2021, respectively. On April 1, 2022, our Board of Directors declared a regular quarterly cash dividend of $2.20 per share of both Common stock and Class B common stock that was paid on April 29, 2022 to shareholders of record as of April 14, 2022. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.

21 of 24

Company Share Repurchase Program
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At March 31, 2022, there were 1,129,087 shares remaining authorized for repurchase under the program.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form
10-K
for the year ended December 31, 2021.
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
and
15d-15(f)
under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 8 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form
10-Q
under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form
10-Q.
ITEM 1A. RISK FACTORS
Information about risk factors for the quarter ended March 31, 2022 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On March 14, 2022, we issued 21,532 shares of our Common stock to our Profit Sharing Retirement Plan & Trust (the “Plan”) representing the employer match under the Plan for the plan year ended December 31, 2021, without registration. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof. The Plan is a profit sharing retirement plan that is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Plan are held in a single trust fund for the benefit of our employees, and the Plan does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plan as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

22 of 24

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

10.1*	Twenty-third Amendment dated January 1, 2022 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1(x) to our Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).

10.2	Amended and Restated Sales Agreement dated February 25, 2022, by and between Watsco, Inc., Robert W. Baird & Co. Incorporated, and Goldman Sachs & Co. LLC (filed as Exhibit 10.5(b) to our Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.
*	Management contract or compensation plan or arrangement.

23 of 24

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 5, 2022	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

24 of 24