Form 10-Q
period 2022-06-30
WATSCO INC
filed 2022-08-04
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Perio
d
 Ended June 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
The registrant’s common stock outstanding as of August 1, 2022 comprised (i) 33,206,880 shares of Common stock, $0.50 par value per share, excluding 4,823,988 treasury shares and (ii) 5,785,409 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM
10-Q

2 of 25

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$2,133,755	$1,849,640	$3,657,325	$2,985,758
Cost of sales	1,538,222	1,371,699	2,611,434	2,212,996

Gross profit	595,533	477,941	1,045,891	772,762
Selling, general and administrative expenses	314,753	266,697	598,107	484,309
Other income	6,317	5,539	10,362	10,210

Operating income	287,097	216,783	458,146	298,663
Interest expense, net	1,110	448	1,668	536

Income before income taxes	285,987	216,335	456,478	298,127
Income taxes	60,481	44,202	96,082	59,867

Net income	225,506	172,133	360,396	238,260
Less: net income attributable to non-controlling interest	32,949	28,031	54,541	39,066

Net income attributable to Watsco, Inc.	$192,557	$144,102	$305,855	$199,194

Earnings per share for Common and Class B common stock:
Basic	$4.94	$3.73	$7.86	$5.16

Diluted	$4.93	$3.71	$7.83	$5.13

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 25

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$225,506	$172,133	$360,396	$238,260
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(9,381)	4,016	(5,000)	7,473
Unrealized (loss) gain on cash flow hedging instruments	—	(6)	—	70
Reclassification of (gain) loss on cash flow hedging instruments into earnings	—	(22)	—	221

Other comprehensive (loss) income	(9,381)	3,988	(5,000)	7,764

Comprehensive income	216,125	176,121	355,396	246,024
Less: comprehensive income attributable to non-controlling interest	29,833	29,370	52,871	41,707

Comprehensive income attributable to Watsco, Inc.	$186,292	$146,751	$302,525	$204,317

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 25

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$129,049	$118,268
Accounts receivable, net	983,033	698,456
Inventories, net	1,480,519	1,115,469
Other current assets	31,330	29,207

Total current assets	2,623,931	1,961,400
Property and equipment, net	119,525	111,019
Operating lease right-of-use assets	298,223	268,528
Goodwill	432,777	434,019
Intangible assets, net	183,133	186,896
Investment in unconsolidated entity	122,831	114,808
Other assets	8,172	9,191

	$3,788,592	$3,085,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$88,600	$84,501
Accounts payable	625,962	364,185
Accrued expenses and other current liabilities	346,781	278,036

Total current liabilities	1,061,343	726,722

Long-term obligations:
Borrowings under revolving credit agreement	203,600	89,000
Operating lease liabilities, net of current portion	213,344	187,024
Finance lease liabilities, net of current portion	10,204	9,189

Total long-term obligations	427,148	285,213

Deferred income taxes and other liabilities	80,326	76,511

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	19,007	18,941
Class B common stock, $0.50 par value	2,918	2,895
Preferred stock, $0.50 par value	—	—
Paid-in capital	1,032,291	1,003,932
Accumulated other comprehensive loss, net of tax	(37,506)	(34,176)
Retained earnings	905,167	760,796
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,834,437	1,664,948
Non-controlling interest	385,338	332,467

Total shareholders’ equity	2,219,775	1,997,415

	$3,788,592	$3,085,861

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 25

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS O
F
 SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2021	38,799,632	$21,836	$1,003,932	$(34,176)	$760,796	$(87,440)	$332,467	$1,997,415
Net income					113,298		21,592	134,890
Other comprehensive income				2,935			1,446	4,381
Issuances of non-vested restricted shares of common stock	105,882	53	(53)					—
Common stock contribution to 401(k) plan	21,532	11	6,726					6,737
Stock issuances from exercise of stock options and employee stock purchase plan	24,850	12	4,408					4,420
Share-based compensation			8,667					8,667
Cash dividends declared and paid on Common and Class B common stock, $1.95 per share					(75,795)			(75,795)

Balance at March 31, 2022	38,951,896	21,912	1,023,680	(31,241)	798,299	(87,440)	355,505	2,080,715

Net income					192,557		32,949	225,506
Other comprehensive (loss)				(6,265)			(3,116)	(9,381)
Issuances of non-vested restricted shares of common stock	21,177	11	(11)					—
Forfeitures of non-vested restricted shares of common stock	(10,000)	(5)	5					—
Common stock contribution to 401(k) plan	28	—	9					9
Stock issuances from exercise of stock options and employee stock purchase plan	21,939	11	3,796					3,807
Retirement of common stock	(8,181)	(4)	(2,175)					(2,179)
Share-based compensation			6,987					6,987
Cash dividends declared and paid on Common and Class B common stock, $2.20 per share					(85,689)			(85,689)

Balance at June 30, 2022	38,976,859	$21,925	$1,032,291	$(37,506)	$905,167	$(87,440)	$385,338	$2,219,775

Continued on next page.
6 of 25

( In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2020	38,521,694	$21,697	$950,915	$(34,867)	$636,373	$(87,440)	$293,083	$1,779,761
Net income					55,092		11,035	66,127
Other comprehensive income				2,474			1,302	3,776
Issuances of non-vested restricted shares of common stock	121,934	61	(61)					—
Forfeitures of non-vested restricted shares of common stock	(43,000)	(21)	21					—
Common stock contribution to 401(k) plan	22,752	11	5,143					5,154
Stock issuances from exercise of stock options and employee stock purchase plan	24,735	12	3,862					3,874
Share-based compensation			6,656					6,656
Cash dividends declared and paid on Common and Class B common stock, $1.775 per share					(68,521)			(68,521)

Balance at March 31, 2021	38,648,115	21,760	966,536	(32,393)	622,944	(87,440)	305,420	1,796,827

Net income					144,102		28,031	172,133
Other comprehensive income				2,649			1,339	3,988
Issuances of non-vested restricted shares of common stock	44,881	22	(22)					—
Forfeitures of non-vested restricted shares of common stock	(7,589)	(4)	4					—
Stock issuances from exercise of stock options and employee stock purchase plan	34,311	18	5,658					5,676
Retirement of common stock	(2,965)	(1)	(862)					(863)
Share-based compensation			5,569					5,569
Common stock issued for Acme Refrigeration of Baton Rouge LLC	8,492	4	2,547					2,551
Investment in TEC Distribution LLC							21,040	21,040
Cash dividends declared and paid on Common and Class B common stock, $1.95 per share					(75,388)			(75,388)

Balance at June 30, 2021	38,725,245	$21,799	$979,430	$(29,744)	$691,658	$(87,440)	$355,830	$1,931,533

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 25

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITE
D
 STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$360,396	$238,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,376	13,877
Share-based compensation	14,961	12,351
Provision for doubtful accounts	4,139	465
Deferred income tax provision	4,098	2,115
Other income from investment in unconsolidated entity	(10,362)	(10,210)
Other, net	6,853	5,685
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(289,478)	(283,077)
Inventories, net	(366,359)	(173,539)
Accounts payable and other liabilities	332,217	282,852
Other, net	1,231	(6,897)

Net cash provided by operating activities	73,072	81,882

Cash flows from investing activities:
Capital expenditures	(18,952)	(11,008)
Business acquisitions, net of cash acquired	(47)	(126,549)
Proceeds from sale of equity securities	—	5,993
Proceeds from sale of property and equipment	111	100

Net cash used in investing activities	(18,888)	(131,464)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(161,484)	(143,909)
Repurchases of common stock to satisfy employee withholding tax obligations	(2,179)	—
Net repayments of finance lease liabilities	(1,437)	(966)
Proceeds from non-controlling interest for investment in TEC Distribution LLC	—	21,040
Net proceeds from issuances of common stock	8,228	8,687
Net proceeds under revolving credit agreement	114,600	114,167

Net cash used in financing activities	(42,272)	(981)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,131)	1,283

Net increase (decrease) in cash and cash equivalents	10,781	(49,280)
Cash and cash equivalents at beginning of period	118,268	146,067

Cash and cash equivalents at end of period	$129,049	$96,787

Supplemental cash flow information:
Common stock issued for Acme Refrigeration of Baton Rouge LLC	—	$2,551
See accompanying notes to condensed consolidated unaudited financial statements.

8 of 25

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2022
(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION
Basis of Consolidation

Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying June 30, 2022 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2021 Annual Report on Form
10-K.
The condensed consolidated unaudited financial statements include the accounts of Watsco, all of its wholly owned subsidiaries, the accounts of four joint ventures with Carrier Global Corporation, which we refer to as Carrier, the accounts of Carrier InterAmerica Corporation, of which we have an 80% controlling interest, and Carrier has a 20%
non-controlling
interest, and our 38.1% investment in Russell Sigler, Inc., which is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the quarter and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
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
COVID-19
pandemic at this time.

9 of 25

2. REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Primary Geographical Regions:
United States	$1,934,435	$1,665,253	$3,305,775	$2,676,519
Canada	113,159	113,880	202,582	188,372
Latin America and the Caribbean	86,161	70,507	148,968	120,867

	$2,133,755	$1,849,640	$3,657,325	$2,985,758

Major Product Lines:
HVAC equipment	70%	71%	69%	69%
Other HVAC products	26%	26%	28%	28%
Commercial refrigeration products	4%	3%	3%	3%

	100%	100%	100%	100%

3.	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$192,557	$144,102	$305,855	$199,194
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	17,600	12,779	27,902	17,618

Earnings allocated to Watsco, Inc. shareholders	$174,957	$131,323	$277,953	$181,576

Weighted-average common shares outstanding - Basic	35,403,171	35,228,061	35,376,223	35,203,925
Basic earnings per share for Common and Class B common stock	$4.94	$3.73	$7.86	$5.16
Allocation of earnings for Basic:
Common stock	$162,229	$121,745	$257,716	$168,324
Class B common stock	12,728	9,578	20,237	13,252

	$174,957	$131,323	$277,953	$181,576

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$192,557	$144,102	$305,855	$199,194
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	17,570	12,748	27,856	17,596

Earnings allocated to Watsco, Inc. shareholders	$174,987	$131,354	$277,999	$181,598

Weighted-average common shares outstanding - Basic	35,403,171	35,228,061	35,376,223	35,203,925
Effect of dilutive stock options	117,992	199,657	136,595	175,121

Weighted-average common shares outstanding - Diluted	35,521,163	35,427,718	35,512,818	35,379,046

Diluted earnings per share for Common and Class B common stock	$4.93	$3.71	$7.83	$5.13

Anti-dilutive stock options not included above	185,872	10,907	167,441	7,144

10 of 25

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At June 30, 2022 and 2021, our outstanding Class B common stock was convertible into 2,575,604 and 2,569,236 shares of our Common stock, respectively.

4.	OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized (losses) gains on cash flow hedging instruments. The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency translation adjustment	$(9,381)	$4,016	$(5,000)	$7,473

Unrealized (loss) gain on cash flow hedging instruments	—	(6)	—	97
Income tax expense	—	—	—	(27)

Unrealized (loss) gain on cash flow hedging instruments, net of tax	—	(6)	—	70

Reclassification of (gain) loss on cash flow hedging instruments into earnings	—	(28)	—	305
Income tax expense (benefit)	—	6	—	(84)

Reclassification of (gain) loss on cash flow hedging instruments into earnings, net of tax	—	(22)	—	221

Other comprehensive (loss) income	$(9,381)	$3,988	$(5,000)	$7,764

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

Six Months Ended June 30,	2022	2021
Foreign currency translation adjustment:
Beginning balance	$(34,176)	$(34,694)
Current period other comprehensive (loss) income	(3,330)	4,948

Ending balance	(37,506)	(29,746)

Cash flow hedging instruments:
Beginning balance	—	(173)
Current period other comprehensive income	—	43
Reclassification adjustment	—	132

Ending balance	—	2

Accumulated other comprehensive loss, net of tax	$(37,506)	$(29,744)

5.	ACQUISITIONS
Makdad Industrial Supply Co., Inc.
On August 20, 2021, one of our wholly owned subsidiaries acquired Makdad Industrial Supply Co., Inc., a distributor of air conditioning and heating products operating from six locations in Pennsylvania. Consideration for the purchase consisted of $3,164 in cash and the issuance of 3,627 shares of Common stock having a fair value of $997, net of cash acquired of $204. The purchase price resulted in the recognition of $1,041 in goodwill and intangibles. The fair value of the identified intangible assets was $596 and consisted of $423 in trade names and distribution rights, and $173 in customer relationships to be amortized over an
18-year
period. The tax basis of such goodwill is deductible for income tax purposes over 15 years.

11 of 25

Acme Refrigeration of Baton Rouge LLC
On May 7, 2021, we acquired certain assets and assumed certain liabilities of Acme Refrigeration of Baton Rouge LLC, a distributor of air conditioning, heating, and refrigeration products, operating from 18 locations in Louisiana and Mississippi, for $22,855 less certain average revolving indebtedness. We formed a new, wholly owned subsidiary, Acme Refrigeration LLC, which operates this business. Consideration for the purchase consisted of $18,051 in cash, 8,492 shares of Common stock having a fair value of $2,551, and $3,141 for repayment of indebtedness, net of cash acquired of $1,340. The purchase price resulted in the recognition of $3,710 in goodwill and intangibles. The fair value of the identified intangible assets was $2,124 and consisted of $1,508 in trade names and distribution rights, and $616 in customer relationships to be amortized over an
18-year
period. The tax basis of such goodwill is deductible for income tax purposes over 15 years.
Temperature Equipment Corporation
On April 9, 2021, we acquired certain assets and assumed certain liabilities comprising the HVAC distribution business of Temperature Equipment Corporation, an HVAC distributor operating from 32 locations in Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri and Wisconsin. We formed a new, stand-alone joint venture with Carrier, TEC Distribution LLC (“TEC”), that operates this business. We have an 80% controlling interest in TEC, and Carrier has a 20%
non-controlling
interest. Consideration for the purchase was paid in cash, consisting of $105,200 paid to Temperature Equipment Corporation (Carrier contributed $21,040 and we contributed $84,160) and $1,497 for repayment of indebtedness.
The purchase price resulted in the recognition of $38,624 in goodwill and intangibles. The fair value of the identified intangible assets was $19,900 and consisted of $15,700 in trade names and distribution rights, and $4,200 in customer relationships to be amortized over an
18-year
period. The tax basis of such goodwill is deductible for income tax purposes over 15 years.
The table below presents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of our 80% controlling interest in TEC based on their respective fair values as of April 9, 2021:

Accounts receivable	$33,315
Inventories	71,325
Other current assets	962
Property and equipment	2,590
Operating lease ROU assets	53,829
Goodwill	18,724
Intangibles	19,900
Accounts payable	(25,393)
Accrued expenses and other current liabilities	(20,509)
Operating lease liabilities, net of current portion	(48,046)

Total	$106,697

The results of operations of these acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. The pro forma effect of these acquisitions was not deemed significant to the consolidated financial statements.

6.	DERIVATIVES
We enter into foreign currency forward an
d
 option contracts intended to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.
Cash Flow Hedging Instruments
We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. At June 30, 2022, no foreign currency forward contracts were designated as cash flow hedges.
The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Loss) gain recorded in accumulated other comprehensive loss	—	$(6)	—	$97
(Gain) loss reclassified from accumulated other comprehensive loss into earnings	—	$(28)	—	$305
At June 30, 2022, no
pre-tax
gain (loss) was expected to be reclassified into earnings related to foreign exchange hedging within the next 12 months.

12 of 25

Derivatives Not Designated as Hedging Instruments
We have also entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. We had only one foreign currency exchange contract not designated as a hedging instrument at June 30, 2022, the total notional value of which was $7,800, and such contract subsequently expired in July 2022.
We recognized losses of $52 and $211 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended June 30, 2022 and 2021, respectively. We recognized losses of $375 and $184 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the six months ended June 30, 2022 and 2021, respectively.
The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in other current assets and accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 7.

	Asset Derivatives		Liability Derivatives
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	12	—	—	5

Total derivative instruments	$12	$—	$—	$5

7.	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at June 30, 2022 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3

Assets:
Derivative financial instruments	Other current assets	$12	—	$12	—
Equity securities	Other assets	$650	$650	—	—
Private equities	Other assets	$1,000	—	—	$1,000

		Total	Fair Value Measurements at December 31, 2021 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$1,790	$1,790	—	—
Private equities	Other assets	$1,000	—	—	$1,000
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$5	—	$5	—
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
During the six months ended June 30, 2021, we recognized a realized gain of $
3,815
recorded in our condensed consolidated unaudited statement of income attributable to the sale of certain equity securities.

13 of 25

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
As of June 30, 2022, no shares of Common stock had been sold under the ATM Program.
Common Stock Dividends
We paid cash dividends of $2.20, $1.95, $4.15, and $3.725 per share of both Common stock and Class B common stock during the quarters and six months ended June 30, 2022 and 2021, respectively.
Non-Vested
Restricted Stock
During the quarter and six months ended June 30, 2022, 8,181 shares of Class B common stock with an aggregate fair market value of $2,179 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested
restricted stock. These shares were retired upon delivery. There were no shares of non-vested
restricted stock that vested during the quarter and six months ended June 30, 2021.
Exercise of Stock Options
Cash received from Common stock issued as a result of stock options exercised during the quarters and six months ended June 30, 2022 and 2021, was $3,267, $4,377, $7,222, and $7,846, respectively.
During the quarter and six months ended June 30, 2021, 2,965 shares of Common stock with an aggregate fair market value of $863 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.
Employee Stock Purchase Plan
During the quarters ended June 30, 2022 and 2021, we received net proceeds of $541 and $436, respectively, for shares of our Common stock purchased under our employee stock purchase plan. During the six months ended June 30, 2022 and 2021, we received net proceeds of $1,006 and $841, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $10,456 and $7,253 at June 30, 2022 and December 31, 2021, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

14 of 25

10.	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 60% and 72% of all inventory purchases made during the quarters ended June 30, 2022 and 2021, respectively. Purchases from Carrier and its affiliates comprised 58% and 67% of all inventory purchases made during the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, approximately $178,000 and $90,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2022 and 2021 included approximately $29,000, $33,000, $50,000, and $56,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.
A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and six months ended June 30, 2022 and 2021, fees to this firm for services performed were $97, $32, $129 and $98, respectively. At June 30, 2022 and December 31, 2021, $6 and $34, respectively, was payable to this firm.
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

15 of 25

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
10-K
for the year ended December 31, 2021.
Company Overview
Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At June 30, 2022, we operated from 673 locations in 42 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.
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
As economic activity has been recovering and the effects of the pandemic have continued to lessen, the impact of the pandemic on our business has been more reflective of greater economic and marketplace dynamics rather than pandemic-related issues, such as location closures, mandated restrictions and employee illness. Certain of our manufacturers and suppliers continue to experience some level of supply chain disruptions caused by component availability, labor shortages, transportation delays, and other logistical challenges, resulting in longer lead times and constrained availability of HVAC/R products. These supply chain disruptions impacted our ability to fulfill contractor demand at various points during the first half of 2022. Despite these disruptions, we experienced growth in sales of residential units during the first half of 2022. We intend to continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
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

16 of 25

We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Our sales of higher-efficiency residential HVAC systems (those above base-level efficiency) grew 22% organically during the first half of 2022, outpacing the overall growth rate of 20% for residential HVAC equipment in the United States. Based on estimates validated by independent sources, we averted an estimated 12.9 million metric tons of CO
2
e emissions during the period January 1, 2020 to June 30, 2022 through the sale of replacement residential HVAC systems at higher-efficiency standards.
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
as filed with the SEC on February 25, 2022. We believe that there have been no significant changes during the quarter ended June 30, 2022 to the critical accounting estimates disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021.

17 of 25

Results of Operations
The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and six months ended June 30, 2022 and 2021:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.1	74.2	71.4	74.1

Gross profit	27.9	25.8	28.6	25.9
Selling, general and administrative expenses	14.8	14.4	16.4	16.2
Other income	0.3	0.3	0.3	0.3

Operating income	13.5	11.7	12.5	10.0
Interest expense, net	0.1	0.0	0.0	0.0

Income before income taxes	13.4	11.7	12.5	10.0
Income taxes	2.8	2.4	2.6	2.0

Net income	10.6	9.3	9.9	8.0
Less: net income attributable to non-controlling interest	1.5	1.5	1.5	1.3

Net income attributable to Watsco, Inc.	9.0%	7.8%	8.4%	6.7%

Note: Due to rounding, percentages may not add up to 100.
The following narratives reflect our acquisitions of Makdad Industrial Supply Co., Inc. (“MIS”) in August 2021, Acme Refrigeration of Baton Rouge LLC (“ACME”) in May 2021, and Temperature Equipment Corporation in April 2021. We did not acquire any businesses during the quarter or six months ended June 30, 2022.
In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At June 30, 2022 and 2021, nine and one locations, respectively, that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.
The table below summarizes the changes in our locations for the 12 months ended June 30, 2022:

Number of Locations
June 30, 2021	655
Opened	16
Acquired	6
Closed	(6)

December 31, 2021	671
Opened	7
Closed	(5)

June 30, 2022	673

Second Quarter of 2022 Compared to Second Quarter of 2021
Revenues
Revenues for the second quarter of 2022 increased $284.1 million, or 15%, as compared to the second quarter of 2021, including $11.2 million attributable to the new locations acquired and $14.3 million from other locations opened during the preceding 12 months, offset by $5.2 million from locations closed. Sales of HVAC equipment (70% of sales) increased 19%, sales of other HVAC products (26% of sales) increased 23% and sales of commercial refrigeration products (4% of sales) increased 26%. On a same-store basis, revenues increased $263.8 million, or 14%, as compared to the same period in 2021, reflecting a 13% increase in sales of HVAC equipment (70% of sales), which included a 14% increase in sales of residential HVAC equipment (15% increase in U.S. markets) and a 5% increase in sales of commercial HVAC equipment, a 15% increase in sales of other HVAC products (26% of sales) and a 26% increase in sales of commercial refrigeration products (4% of sales). For HVAC equipment, the increase in revenues was primarily due to the realization of price increases and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, resulting in a 16% increase in the average selling price and a 1% decrease in volume, as well as higher sales of commercial HVAC equipment.

18 of 25

Gross Profit
Gross profit for the second quarter of 2022 increased $117.6 million, or 25%, as compared to the second quarter of 2021, primarily as a result of increased revenues. Gross profit margin for the quarter ended June 30, 2022 improved 210 basis-points to 27.9% versus 25.8% for the same period in 2021, primarily due to the benefits of our use of technologies designed to optimize pricing and margins, passing on price increases from our suppliers to our customers, and an improved sales mix of higher-efficiency HVAC systems.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2022 increased $48.1 million, or 18%, as compared to the second quarter of 2021, primarily due to increased revenues. Selling, general and administrative expenses as a percent of revenues for the second quarter of 2022 increased to 14.8% versus 14.4% for the same period in 2021. On a same-store basis, selling, general and administrative expenses increased 17% as compared to the same period in 2021, primarily due to increased higher variable selling costs driven by the increase in revenues, investments in headcount, and new locations opened in 2022.
Other Income
Other income of $6.3 million and $5.5 million for the second quarters of 2022 and 2021, respectively, represented our share of the net income of Russell Sigler, Inc. (“RSI”), in which we have a 38.1% equity interest.
Interest Expense, Net
Interest expense, net for the second quarter of 2022 increased $0.7 million, or 148%, primarily as a result of an increase in average outstanding borrowings and a higher effective interest rate, in each case under our revolving credit facility, as compared to the same period in 2021.
Income Taxes
Income taxes increased to $60.5 million for the second quarter of 2022, as compared to $44.2 million for the second quarter of 2021, and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 23.8% and 23.4% for the quarters ended June 30, 2022 and 2021, respectively. The increase was primarily due to higher state income taxes, proportionately higher income, and lower share-based compensation deductions in the second quarter of 2022 as compared to the same period in 2021.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco, Inc. for the quarter ended June 30, 2022 increased $48.5 million, or 34%, compared to the same period in 2021. The increase was primarily driven by higher revenues and expanded profit margins, partially offset by higher selling, general and administrative expenses, income taxes, and an increase in the net income attributable to the non-controlling
interest.
First Half of 2022 Compared to First Half of 2021
Revenues
Revenues for the first half of 2022 increased $671.6 million, or 22%, as compared to the first half of 2021, including $102.1 million attributable to the new locations acquired and $23.9 million from other locations opened during the preceding 12 months, offset by $7.3 million from locations closed. Sales of HVAC equipment (69% of sales) increased 24%, sales of other HVAC products (28% of sales) increased 27%, and sales of commercial refrigeration products (3% of sales) increased 30%. On a same-store basis, revenues increased $552.9 million, or 19%, as compared to the same period in 2021, reflecting an 18% increase in sales of HVAC equipment (69% of sales), which included a 19% increase in sales of residential HVAC equipment (20% increase in U.S. markets) and a 15% increase in sales of commercial HVAC equipment, a 19% increase in sales of other HVAC products (27% of sales) and a 30% increase in commercial refrigeration products (4% of sales). For HVAC equipment, the increase in revenues was primarily due to the realization of price increases and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, resulting in a 17% increase in the average selling price and a 3% increase in volume, as well as higher sales of commercial HVAC equipment.
Gross Profit
Gross profit for the first half of 2022 increased $273.1 million, or 35%, as compared to the first half of 2021, primarily as a result of increased revenues. Gross profit margin for the six months ended June 30, 2022 improved 270 basis-points to 28.6% versus 25.9% for the same period in 2021, primarily due to the benefits of our use of technologies designed to optimize pricing and margins, passing on price increases from our suppliers to our customers, and an improved sales mix of higher-efficiency HVAC systems.

19 of 25

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first half of 2022 increased $113.8 million, or 23%, as compared to the first half of 2021, primarily due to increased revenues from existing and newly acquired locations. Selling, general and administrative expenses as a percentage of revenues for the six months ended June 30, 2022 increased to 16.4% versus 16.2% for the same period in 2021. On a same-store basis, selling, general and administrative expenses increased 18% as compared to the same period in 2021, primarily due to increased higher variable selling costs driven by the increase in revenues, investments in headcount, and new locations opened in 2022.
Other Income
Other income of $10.4 million and $10.2 million for the first half of 2022 and 2021, respectively, represented our share of the net income of RSI, in which we have a 38.1% equity interest.
Interest Expense, Net
Interest expense, net for the first half of 2022 increased $1.1 million, or 211%, primarily as a result of an increase in average outstanding borrowings under our revolving credit facility as compared to the same period in 2021.
Income Taxes
Income taxes increased to $96.1 million for the first half of 2022, as compared to $59.9 million for the first half of 2021 and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 23.8% and 23.0% for the first half of 2022 and 2021, respectively. The increase was primarily due to higher state income taxes, proportionately higher income, and lower share-based compensation deductions in 2022 as compared to 2021.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco, Inc. for the first half of 2022 increased $106.7 million, or 54%, compared to the same period in 2021. The increase was primarily driven by higher revenues and expanded profit margins, partially offset by higher selling, general and administrative expenses, income taxes, and an increase in the net income attributable to the non-controlling
interest.
Liquidity and Capital Resources
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
As of June 30, 2022, we had $129.0 million of cash and cash equivalents, of which $99.3 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions.
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
Working Capital
Working capital increased to $1,562.6 million at June 30, 2022 from $1,234.7 million at December 31, 2021, primarily due to higher levels of inventory in support of stronger business conditions, as well as deeper inventory stocking due to supply chain disruptions and increased cost of inventory due to inflation, and higher accounts receivable consistent with overall increased sales. These increases were partially offset by the timing of accounts payable and accrued liabilities.
Cash Flows
The following table summarizes our cash flow activity for the six months ended June 30, 2022 and 2021 (in millions):

	2022	2021	Change
Cash flows provided by operating activities	$73.1	$81.9	$(8.8)
Cash flows used in investing activities	$(18.9)	$(131.5)	$112.6
Cash flows used in financing activities	$(42.3)	$(1.0)	$(41.3)
The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form
10-Q.
Operating Activities
The decrease in net cash provided by operating activities was primarily due to increases in the level of inventory, partially offset by an increase in net income due to strong business conditions and timing of vendor payments in 2022 as compared to 2021.
Investing Activities
Net cash used in investing activities was lower in 2022 primarily due to cash consideration paid for businesses acquired in 2021.
Financing Activities
The increase in net cash used in financing activities was primarily attributable to $21.0 million in proceeds from the non-controlling
interest for its contribution to the acquisition of TEC in 2021 and an increase in dividends paid in 2022.
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
At June 30, 2022 and December 31, 2021, $203.6 million and $89.0 million, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2022.
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

21 of 25

As of June 30, 2022, no shares of Common stock had been sold under the ATM Program.
Contractual Obligations
On October 15, 2022, 975,622 shares of Class B restricted stock held by our Chief Executive Officer (“CEO”) will vest. The CEO may elect to satisfy the tax withholding obligations in connection with the vesting of the restricted stock either by the Company’s withholding of shares otherwise deliverable to the CEO, or in cash, or any combination of the two. If the CEO elects to satisfy his tax withholding obligation through the Company’s withholding of shares, then we will satisfy the withholding tax obligations in cash. Based on the closing price of Watsco’s Class B common stock and withholding tax rates in effect at June 30, 2022, the estimated withholding tax obligation would have been approximately $94.0 million had the shares vested on June 30, 2022. We intend to satisfy any such withholding obligations using cash on hand or borrowing availability under our revolving credit agreement described above.
Investment in Unconsolidated Entity
Carrier Enterprise I has a 38.1% ownership interest in RSI, an HVAC distributor operating from 35 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.
Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders. Pursuant to the Shareholders’ Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. At June 30, 2022, the estimated purchase amount we would be contingently liable for was approximately $306.0 million. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement would be sufficient to purchase any additional ownership interests in RSI.
Acquisitions
On August 20, 2021, one of our wholly owned subsidiaries acquired MIS, a distributor of air conditioning and heating products operating from six locations in Pennsylvania. Consideration for the purchase consisted of $3.2 million in cash and the issuance of 3,627 shares of Common stock having a fair value of $1.0 million, net of cash acquired of $0.2 million.
On May 7, 2021, we acquired certain assets and assumed certain liabilities of ACME, a distributor of air conditioning, heating, and refrigeration products, operating from 18 locations in Louisiana and Mississippi, for $22.9 million less certain average revolving indebtedness. Consideration for the purchase consisted of $18.1 million in cash, 8,492 shares of Common stock having a fair value of $2.6 million, and $3.1 million repayment of indebtedness, net of cash acquired of $1.3 million.
On April 9, 2021, we acquired certain assets and assumed certain liabilities comprising the HVAC distribution business of Temperature Equipment Corporation, an HVAC distributor operating from 32 locations in Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri and Wisconsin. We formed a new, stand-alone joint venture with Carrier, TEC, which operates this business. We have an 80% controlling interest in TEC, and Carrier has a 20%
non-controlling
interest. Consideration for the purchase was paid in cash, consisting of $105.2 million paid to Temperature Equipment Corporation (Carrier contributed $21.0 million and we contributed $84.2 million) and $1.5 million for repayment of indebtedness.
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
Common Stock Dividends
We paid cash dividends of $4.15 and $3.725 per share of Common stock and Class B common stock during the six months ended June 30, 2022 and 2021, respectively. On July 1, 2022, our Board of Directors declared a regular quarterly cash dividend of $2.20 per share of both Common and Class B common stock that was paid on July 29, 2022 to shareholders of record as of July 15, 2022. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.

22 of 25

Company Share Repurchase Program
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At June 30, 2022, there were 1,129,087 shares remaining authorized for repurchase under the program.
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
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 9 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form
10-Q
under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form
10-Q.
ITEM 1A. RISK FACTORS
Information about risk factors for the quarter ended June 30, 2022 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On April 12, 2022, we issued 28 shares of our Common stock to our Profit Sharing Retirement Plan & Trust (the “Plan”) representing an additional employer match under the Plan for the plan year ended December 31, 2021, without registration. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof. The Plan is a profit sharing retirement plan that is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Plan are held in a single trust fund for the benefit of our employees, and the Plan does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plan as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

23 of 25

ITEM 6. EXHIBITS

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.

24 of 25

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: August 4, 2022	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

25 of 25