Form 10-Q
period 2022-09-30
WATSCO INC
filed 2022-11-03
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022
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
of the
Exchange Act).     Yes  ☐    No
☒
The registrant’s common stock outstanding as of October 31, 2022 comprised (i) 33,263,057

s
h
ares of Common stock, $0.50 par value per share, excluding 4,823,988 treasury shares and (ii) 5,473,122 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM
10-Q

2 of 27

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$2,035,796	$1,782,569	$5,693,121	$4,768,327
Cost of sales	1,484,948	1,299,905	4,096,382	3,512,901

Gross profit	550,848	482,664	1,596,739	1,255,426
Selling, general and administrative expenses	321,522	281,922	919,629	766,231
Other income	6,927	6,057	17,289	16,267

Operating income	236,253	206,799	694,399	505,462
Interest expense, net	483	221	2,151	757

Income before income taxes	235,770	206,578	692,248	504,705
Income taxes	49,600	41,734	145,682	101,601

Net income	186,170	164,844	546,566	403,104
Less: net income attributable to non-controlling interest	28,529	23,979	83,070	63,045

Net income attributable to Watsco, Inc.	$157,641	$140,865	$463,496	$340,059

Earnings per share for Common and Class B common stock:
Basic	$4.04	$3.64	$11.90	$8.80

Diluted	$4.03	$3.62	$11.86	$8.75

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 2
7

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$186,170	$164,844	$546,566	$403,104
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(19,091)	(8,219)	(24,091)	(746)
Unrealized gain on cash flow hedging instruments	—	—	—	70
Reclassification of loss on cash flow hedging instruments into earnings	—	—	—	221

Other comprehensive loss	(19,091)	(8,219)	(24,091)	(455)

Comprehensive income	167,079	156,625	522,475	402,649
Less: comprehensive income attributable to non-controlling interest	22,040	21,114	74,911	62,821

Comprehensive income attributable to Watsco, Inc.	$145,039	$135,511	$447,564	$339,828

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 2
7

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$130,228	$118,268
Accounts receivable, net	859,581	698,456
Inventories, net	1,385,191	1,115,469
Other current assets	34,876	29,207

Total current assets	2,409,876	1,961,400
Property and equipment, net	121,678	111,019
Operating lease right-of-use assets	312,397	268,528
Goodwill	430,231	434,019
Intangible assets, net	174,978	186,896
Investment in unconsolidated entity	127,420	114,808
Other assets	8,007	9,191

	$3,584,587	$3,085,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$89,238	$84,501
Accounts payable	474,268	364,185
Accrued expenses and other current liabilities	376,016	278,036

Total current liabilities	939,522	726,722

Long-term obligations:
Borrowings under revolving credit agreement	8,800	89,000
Operating lease liabilities, net of current portion	227,564	187,024
Finance lease liabilities, net of current portion	10,764	9,189

Total long-term obligations	247,128	285,213

Deferred income taxes and other liabilities	81,784	76,511

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	19,039	18,941
Class B common stock, $0.50 par value	2,917	2,895
Preferred stock, $0.50 par value	—	—
Paid-in capital	1,047,317	1,003,932
Accumulated other comprehensive loss, net of tax	(50,108)	(34,176)
Retained earnings	977,050	760,796
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,908,775	1,664,948
Non-controlling interest	407,378	332,467

Total shareholders’ equity	2,316,153	1,997,415

	$3,584,587	$3,085,861

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 2
7

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total

Balance at December 31, 2021	38,799,632	$21,836	$1,003,932	$(34,176)	$760,796	$(87,440)	$332,467	$1,997,415
Net income					113,298		21,592	134,890
Other comprehensive income				2,935			1,446	4,381
Issuances of non-vested restricted shares of common stock	105,882	53	(53)					—
Common stock contribution to 401(k) plan	21,532	11	6,726					6,737
Stock issuances from exercise of stock options and employee stock purchase plan	24,850	12	4,408					4,420
Share-based compensation			8,667					8,667
Cash dividends declared and paid on Common and Class B common stock, $1.95 per share					(75,795)			(75,795)

Balance at March 31, 2022	38,951,896	21,912	1,023,680	(31,241)	798,299	(87,440)	355,505	2,080,715

Net income					192,557		32,949	225,506
Other comprehensive (loss)				(6,265)			(3,116)	(9,381)
Issuances of non-vested restricted shares of common stock	21,177	11	(11)					—
Forfeitures of non-vested restricted shares of common stock	(10,000)	(5)	5					—
Common stock contribution to 401(k) plan	28	—	9					9
Stock issuances from exercise of stock options and employee stock purchase plan	21,939	11	3,796					3,807
Retirement of common stock	(8,181)	(4)	(2,175)					(2,179)
Share-based compensation			6,987					6,987
Cash dividends declared and paid on Common and Class B common stock, $2.20 per share					(85,689)			(85,689)

Balance at June 30, 2022	38,976,859	21,925	1,032,291	(37,506)	905,167	(87,440)	385,338	2,219,775

Net income					157,641		28,529	186,170
Other comprehensive (loss)				(12,602)			(6,489)	(19,091)
Issuances of non-vested restricted shares of common stock	13,000	7	(7)					—
Stock issuances from exercise of stock options and employee stock purchase plan	51,407	25	8,639					8,664
Retirement of common stock	(1,932)	(1)	(548)					(549)
Share-based compensation			6,942					6,942
Cash dividends declared and paid on Common and Class B common stock, $2.20 per share					(85,758)			(85,758)

Balance at September 30, 2022	39,039,334	$21,956	$1,047,317	$(50,108)	$977,050	$(87,440)	$407,378	$2,316,153

Continued on next page.

6 of 2
7

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2020	38,521,694	$21,697	$950,915	$(34,867)	$636,373	$(87,440)	$293,083	$1,779,761
Net income					55,092		11,035	66,127
Other comprehensive income				2,474			1,302	3,776
Issuances of non-vested restricted shares of common stoc k	121,934	61	(61)					—
Forfeitures of non-vested restricted shares of common stock	(43,000)	(21)	21					—
Common stock contribution to 401(k) plan	22,752	11	5,143					5,154
Stock issuances from exercise of stock options and employee stock purchase plan	24,735	12	3,862					3,874
Share-based compensation			6,656					6,656
Cash dividends declared and paid on Common and Class B common stock, $1.775 per share					(68,521)			(68,521)

Balance at March 31, 2021	38,648,115	21,760	966,536	(32,393)	622,944	(87,440)	305,420	1,796,827

Net income					144,102		28,031	172,133
Other comprehensive income				2,649			1,339	3,988
Issuances of non-vested restricted shares of common stock	44,881	22	(22)					—
Forfeitures of non-vested restricted shares of common stock	(7,589)	(4)	4					—
Stock issuances from exercise of stock options and employee stock purchase plan	34,311	18	5,658					5,676
Retirement of common stock	(2,965)	(1)	(862)					(863)
Share-based compensation			5,569					5,569
Common stock issued for Acme Refrigeration of Baton Rouge LLC	8,492	4	2,547					2,551
Investment in TEC Distribution LLC							21,040	21,040
Cash dividends declared and paid on Common and Class B common stock, $1.95 per share					(75,388)			(75,388)

Balance at June 30, 2021	38,725,245	21,799	979,430	(29,744)	691,658	(87,440)	355,830	1,931,533

Net income					140,865		23,979	164,844
Other comprehensive (loss)				(5,354)			(2,865)	(8,219)
Issuances of non-vested restricted shares of common stock	21,828	11	(11)					—
Stock issuances from exercise of stock options and employee stock purchase plan	14,413	7	2,480					2,487
Retirement of common stock	(3,250)	(2)	(892)					(894)
Share-based compensation			6,308					6,308
Common stock issued for Makdad Industrial Supply Co., Inc.	3,627	2	995					997
Cash dividends declared and paid on Common and Class B common stock, $1.95 per share					(75,531)			(75,531)

Balance at September 30, 2021	38,761,863	$21,817	$988,310	$(35,098)	$756,992	$(87,440)	$376,944	$2,021,525

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 2
7

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$546,566	$403,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,440	20,874
Share-based compensation	22,017	18,659
Non-cash contribution to 401(k) plan	6,746	5,154
Deferred income tax provision	6,311	3,966
Other income from investment in unconsolidated entity	(17,289)	(16,267)
Other, net	5,672	1,969
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(170,746)	(198,011)
Inventories, net	(276,653)	(170,662)
Accounts payable and other liabilities	212,829	263,752
Other, net	(13)	(12,866)

Net cash provided by operating activities	358,880	319,672

Cash flows from investing activities:
Capital expenditures	(26,526)	(16,770)
Business acquisitions, net of cash acquired	(47)	(129,462)
Proceeds from sale of equity securities	—	5,993
Proceeds from sale of property and equipment	167	108

Net cash used in investing activities	(26,406)	(140,131)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(247,242)	(219,440)
Net (repayments) proceeds under revolving credit agreement	(80,200)	1,724
Repurchases of common stock to satisfy employee withholding tax obligations	(2,471)	(894)
Net repayments of finance lease liabilities	(2,206)	(1,482)
Payment of fees related to revolving credit agreement	—	(22)
Proceeds from non-controlling interest for investment in TEC Distribution LLC	—	21,040
Net proceeds from issuances of common stoc k	16,635	11,173

Net cash used in financing activities	(315,484)	(187,901)

Effect of foreign exchange rate changes on cash and cash equivalents	(5,030)	(506)

Net increase (decrease) in cash and cash equivalents	11,960	(8,866)
Cash and cash equivalents at beginning of period	118,268	146,067

Cash and cash equivalents at end of period	$130,228	$137,201

Supplemental cash flow information:
Common stock issued for Acme Refrigeration of Baton Rouge LLC	—	$2,551
Common stock issued for Makdad Industrial Supply Co., Inc.	—	$997
See accompanying notes to condensed consolidated unaudited financial statements.

8 of 2
7

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2022
(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying September 30, 2022 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2021 Annual Report on Form
10-K.
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
The results of operations for the quarter and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
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
Impact of the
COVID-19
Pandemic and Economic and Marketplace Dynamics
Since
COVID-19
was declared a pandemic in March 2020, it has had widespread impacts on global financial markets and business practices. Although we learned to navigate
COVID-19
while maintaining our operations in all material respects, the pandemic impacted our operations, and the operations of our customers and suppliers, throughout 2020 and into 2021. However, as the effects of the pandemic have continued to lessen, the impact of the pandemic on our business has been more reflective of greater economic and marketplace dynamics, which include inflation, supply chain disruptions, and labor shortages, rather than pandemic-related issues, such as quarantines, location closures, mandated restrictions, employee illnesses, and travel restrictions. The extent to which these macro-economic and marketplace dynamics impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, therefore, we cannot reasonably estimate the future impact of such dynamics at this time.

9 of 2
7

2.	REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Primary Geographical Regions:
United States	$1,851,071	$1,615,319	$5,156,846	$4,291,838
Canada	100,567	102,491	303,149	290,863
Latin America and the Caribbean	84,158	64,759	233,126	185,626

	$2,035,796	$1,782,569	$5,693,121	$4,768,327

Major Product Lines:
HVAC equipment	69%	69%	69%	69%
Other HVAC products	27%	27%	27%	27%
Commercial refrigeration products	4%	4%	4%	4%

	100%	100%	100%	100%

10 of 2
7

3.	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$157,641	$140,865	$463,496	$340,059
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	14,387	12,590	42,293	30,182

Earnings allocated to Watsco, Inc. shareholders	$143,254	$128,275	$421,203	$309,877

Weighted-average common shares outstanding - Basic	35,450,277	35,260,126	35,401,179	35,222,865
Basic earnings per share for Common and Class B common stock	$4.04	$3.64	$11.90	$8.80
Allocation of earnings for Basic:
Common stock	$132,846	$118,905	$390,557	$287,217
Class B common stock	10,408	9,370	30,646	22,660

	$143,254	$128,275	$421,203	$309,877

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$157,641	$140,865	$463,496	$340,059
Less: distributed and undistributed earnings allocated to non-vested restricted common stock	14,368	12,563	42,228	30,132

Earnings allocated to Watsco, Inc. shareholders	$143,273	$128,302	$421,268	$309,927

Weighted-average common shares outstanding - Basic	35,450,277	35,260,126	35,401,179	35,222,865
Effect of dilutive stock options	112,008	181,852	128,309	177,389

Weighted-average common shares outstanding - Diluted	35,562,285	35,441,978	35,529,488	35,400,254

Diluted earnings per share for Common and Class B common stock	$4.03	$3.62	$11.86	$8.75

Anti-dilutive stock options not included above	208,610	63,959	181,115	27,513
Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At September 30, 2022 and 2021, our outstanding Class B common stock was convertible into 2,575,725 and 2,575,698 shares of our Common stock, respectively.

11 of 2
7

4.	OTHER COMPREHENSIVE LOSS
Other comprehensive
loss consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency and changes in the unrealized gains on cash flow hedging instruments. The tax effects allocated to each component of other comprehensive loss were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency translation adjustment	$(19,091)	$(8,219)	$(24,091)	$(746)

Unrealized gain on cash flow hedging instruments	—	—	—	97
Income tax expense	—	—	—	(27)

Unrealized gain on cash flow hedging instruments, net of tax	—	—	—	70

Reclassification of loss on cash flow hedging instruments into earnings	—	—	—	305
Income tax benefit	—	—	—	(84)

Reclassification of loss on cash flow hedging instruments into earnings, net of tax	—	—	—	221

Other comprehensive loss	$(19,091)	$(8,219)	$(24,091)	$(455)

The changes in each component of accumulated other comprehensive loss, net of tax, were a
s
follows:

Nine Months Ended September 30,	2022	2021
Foreign currency translation adjustment:

Beginning balance	$(34,176)	$(34,694)
Current period other comprehensive loss	(15,932)	(406)

Ending balance	(50,108)	(35,100)

Cash flow hedging instruments:
Beginning balance	—	(173)
Current period other comprehensive income	—	43
Reclassification adjustment	—	132

Ending balance	—	2

Accumulated other comprehensive loss, net of tax	$(50,108)	$(35,098)

5.	ACQUISITIONS
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
7

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
Cash Flow Hedging Instruments
We enter into foreign currency forward contracts that are designated as cash flow hedges. The settlement of these derivatives results in reclassifications from accumulated other comprehensive loss to earnings for the period in which the settlement of these instruments occurs. The maximum period for which we hedge our cash flow using these instruments is 12 months. At September 30, 2022, no foreign currency forward contracts were designated as cash flow hedges.
The impact from foreign exchange derivative instruments designated as cash flow hedges was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
G ain recorded in accumulated other comprehensive loss	$—	$—	$—	$97
L oss reclassified from accumulated other comprehensive loss into earnings	$—	$—	$—	$305
Derivatives Not Designated as Hedging Instruments
We have also entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. We had only one foreign currency exchange contract not designated as a hedging instrument
at September 30, 2022, the total notional value of which was $7,500, and such contract subsequently expired in October 2022.

13 of 2
7

We recognized (losses)
gains

of $(149) and $83 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended September 30, 2022 and 2021, respectively. We recognized losses of $524 and $101 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the nine months ended September 30, 2022 and 2021, respectively.
The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. Se
e
Note
7.

	Asset Derivatives		Liability Derivatives
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021

Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	—	—	13	5

Total derivative instruments	$—	$—	$13	$5

7.	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at September 30, 2022 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:

Equity securities	Other assets	$596	$596	—	—
Private equities	Other assets	$1,000	—	—	$1,000
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$13	—	$13	—

		Total	Fair Value Measurements at December 31, 2021 Using
	Balance Sheet Location		Level 1	Level 2	Level 3

Assets:
Equity securities	Other assets	$1,790	$1,790	—	—
Private equities	Other assets	$1,000	—	—	$1,000
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$5	—	$5	—
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

14 of 2
7

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
As of September 30, 2022, no shares of Common stock had been sold under the ATM Program.
Common Stock Dividends
We paid cash dividends of $2.20, $1.95, $6.35, and $5.675 per share of both Common stock and Class B common stock during the quarters and nine months ended September 30, 2022 and 2021, respectively.
Non-Vested
Restricted Stock
During the quarter and nine months ended September 30, 2022, 879 shares of Class B common stock with an aggregate fair market value of $252, and 9,060 shares of Class B common stock with an aggregate fair market value of $2,431, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested
restricted stock. These shares were retired upon delivery. During both the quarter and nine months ended September 30, 2021, 3,250 shares of Class B common stock with an aggregate fair market value of $894 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested
restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from Common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2022 and 2021, was $7,929, $2,094, $15,151, and $9,940, respectively.
During both the quarter and nine months ended
September 30, 2022, 1,053 shares of Common stock with an aggregate fair market value of $298 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery. During the nine months ended September 30, 2021, 2,965 shares of Common stock with an aggregate fair market value of $863 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.
Employee Stock Purchase Plan
During the quarters ended September 30, 2022 and 2021, we received net proceeds of $478 and $392, respectively, for shares of our Common stock purchased under our employee stock purchase plan. During the nine months ended September 30, 2022 and 2021, we received net proceeds of $1,484 and $1,233, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers a number of factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $10,715 and $7,253 at September 30, 2022 and December 31, 2021, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

15 of 27

10.	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 63% and 59% of all inventory purchases made during the quarters ended September 30, 2022 and 2021, respectively. Purchases from Carrier and its affiliates comprised 60% and 64% of all inventory purchases made during the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, approximately $167,000 and $90,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2022 and 2021 included approximately $26,000, $30,000, $76,000, and $86,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.
A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and nine months ended September 30, 2022 and 2021, fees to this firm for services performed were $40, $83, $169, and $181, respectively. At September 30, 2022 and December 31, 2021, $37 and $34, respectively, was payable to this firm.

11.	SUBSEQUENT EVENTS
On October 15, 2022, 975,622
shares of Class B restricted stock held by an affiliate of our Chief Executive Officer (“CEO”) vested. The vested shares had a value of $265,106 based on the closing price of Watsco’s Class B common stock as of that date. This vested value was treated as taxable compensation to our CEO for income tax purposes and was subject to statutory withholding. Upon vesting, we funded $104,319 in statutory withholding, which, in turn, was satisfied by the CEO through a cash payment of $19,700 and by surrendering of 311,408 shares of Watsco Class B common stock. Accordingly, 664,214 shares of Watsco Class B common stock were retained by the affiliate of our CEO, and we retired the surrendered shares. The value of the vested shares will be deducted on our 2022 income tax return and our provision for income taxes will reflect an income tax benefit and related reduction in our effective tax rate.
On October 18, 2022, our Board of Directors approved an increase to the quarterly cash dividend per share of Common and Class B common stock to $2.45 per share from $2.20 per share, beginning with the dividend that will be paid in January 2023.

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

•	general economic conditions, both in the United States and in the international markets we serve;

•	competitive factors within the HVAC/R industry;

•	effects of supplier concentration;

•	fluctuations in certain commodity costs;

•	consumer spending;

•	consumer debt levels;

•	the continued impact of the COVID-19 pandemic;

•	new housing starts and completions;

•	capital spending in the commercial construction market;

17 of 27

•	access to liquidity needed for operations;

•	seasonal nature of product sales;

•	weather patterns and conditions;

•	insurance coverage risks;

•	federal, state, and local regulations impacting our industry and products;

•	prevailing interest rates;

•	the effect of inflation;

•	foreign currency exchange rate fluctuations;

•	international risk;

•	cybersecurity risk; and

•	the continued viability of our business strategy.
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
10-K
for the year ended December 31, 2021.
Company Overview
Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At September 30, 2022, we operated from 675 locations in 42 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.
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
Impact of the
COVID-19
Pandemic and Economic and Marketplace Dynamics
Since
COVID-19
was declared a pandemic in March 2020, it has had widespread impacts on global financial markets and business practices. Although we learned to navigate
COVID-19
while maintaining our operations in all material respects, the pandemic impacted our operations, and the operations of our customers and suppliers throughout 2020 and into 2021. However, as the effects of the pandemic have continued to lessen, the impact of the pandemic on our business has been more reflective of greater economic and marketplace dynamics, which include inflation, supply chain disruptions, and labor shortages, rather than pandemic-related issues, such as quarantines, location closures, mandated restrictions, employee illnesses, and travel restrictions.
Certain of our manufacturers and suppliers continue to experience some level of supply chain disruptions caused by component availability, labor shortages, transportation delays, and other logistical challenges, resulting in longer lead times and constrained availability of HVAC/R products. These supply chain disruptions impacted our ability to fulfill contractor demand at various points

18 of 27

during the first nine months of 2022 and we estimate the impact was approximately 3% to 4% of lost revenues. We cannot reasonably estimate the future impact of supply chain disruptions to the extent that these disruptions become more pronounced than current conditions. Despite these disruptions, we experienced growth in sales of residential units during the first nine months of 2022. We intend to continue to actively monitor the situation and may take further actions that alter our business.
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
We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Our sales of higher-efficiency residential HVAC systems (those above base-level efficiency) grew 23% organically during the nine months ended September 30, 2022, outpacing the overall growth rate of 17% for residential HVAC equipment in the United States. Based on estimates validated by independent sources, we averted an estimated 14.2 million metric tons of CO
2
e emissions during the period January 1, 2020 to September 30, 2022 through the sale of replacement residential HVAC systems at higher-efficiency standards.
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

19 of 27

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
as filed with the SEC on February 25, 2022. We believe that there have been no significant changes during the quarter ended September 30, 2022 to the critical accounting estimates disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Results of Operations
The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and nine months ended September 30, 2022 and 2021:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.9	72.9	72.0	73.7

Gross profit	27.1	27.1	28.0	26.3
Selling, general and administrative expenses	15.8	15.8	16.2	16.1
Other income	0.3	0.3	0.3	0.3

Operating income	11.6	11.6	12.2	10.6
Interest expense, net	0.0	0.0	0.0	0.0

Income before income taxes	11.6	11.6	12.2	10.6
Income taxes	2.4	2.3	2.6	2.1

Net income	9.1	9.2	9.6	8.5
Less: net income attributable to non-controlling interest	1.4	1.3	1.5	1.3

Net income attributable to Watsco, Inc.	7.7%	7.9%	8.1%	7.1%

Note: Due to rounding, percentages may not add up to 100.
The following narratives reflect our acquisitions of Makdad Industrial Supply Co., Inc. (“MIS”) in August 2021, Acme Refrigeration of Baton Rouge LLC (“ACME”) in May 2021, and Temperature Equipment Corporation in April 2021. We did not acquire any businesses during the quarter or nine months ended September 30, 2022.
In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At September 30, 2022 and 2021, eleven and zero locations, respectively, that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.
The table below summarizes the changes in our locations for the 12 months ended September 30, 2022:

Number of Locations
September 30, 2021	673
Opened	4
Closed	(6)

December 31, 2021	671
Opened	10
Closed	(6)

September 30, 2022	675

20 of 27

Third Quarter of 2022 Compared to Third Quarter of 2021
Revenues
Revenues for the third quarter of 2022 increased $253.2 million, or 14%, including $2.1 million attributable to new locations acquired and $6.6 million from other locations opened during the preceding 12 months, offset by $4.0 million from locations closed. Sales of HVAC equipment (69% of sales) increased 13%, which included 14% growth in U.S. markets (13% increase in sales of residential HVAC equipment and a 20% increase in sales of commercial HVAC equipment), sales of other HVAC products (27% of sales) increased 15% and sales of commercial refrigeration products (4% of sales) increased 18%. For HVAC equipment, the increase in revenues was primarily due to the realization of price increases and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, resulting in a 14% increase in the average selling price and a 1% decrease in volume, as well as higher sales of commercial HVAC equipment. On a same-store basis, revenues increased $248.5 million, or 14%, as compared to the same period in 2021. Hurricane Ian interrupted sales and operations in several of our markets in Florida, our largest U.S. market, during the last week of September 2022. The materiality of the disruptions was not significant to the third quarter results of operations. All Florida locations impacted by the storm are open and operational as of the date of this filing.
Gross Profit
Gross profit for the third quarter of 2022 increased $68.2 million, or 14%, primarily as a result of increased revenues. Gross profit margin for the quarter ended September 30, 2022 remained consistent with the same period in 2021 at 27.1%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2022 increased $39.6 million, or 14%, primarily due to increased revenues. On a same-store basis, selling, general and administrative expenses increased 14% as compared to the same period in 2021. Selling, general and administrative expenses as a percent of revenues for the third quarter of 2022 remained consistent with the same period in 2021 at 15.8%.
Other Income
Other income of $6.9 million and $6.1 million for the third quarters of 2022 and 2021, respectively, represented our share of the net income of Russell Sigler, Inc. (“RSI”), in which we have a 38.1% equity interest.
Interest Expense, Net
Interest expense, net for the third quarter of 2022 increased $0.3 million, or 119%, primarily as a result of an increase in average outstanding borrowings and a higher effective interest rate, in each case under our revolving credit facility, as compared to the same period in 2021.
Income Taxes
Income taxes increased to $49.6 million for the third quarter of 2022, as compared to $41.7 million for the third quarter of 2021 and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 23.8% and 22.8% for the quarters ended September 30, 2022 and 2021, respectively. The increase was primarily due to higher state income taxes and proportionately higher income in the third quarter of 2022 as compared to tax credits and share-based compensation deductions in the third quarter of 2021.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco for the quarter ended September 30, 2022 increased $16.8 million, or 12%, compared to the same period in 2021. The increase was primarily driven by higher revenues, partially offset by higher income taxes and an increase in the net income attributable to the non-controlling
interest.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenues
Revenues for the nine months ended September 30, 2022 increased $924.8 million, or 19%, including $104.2 million attributable to new locations acquired and $30.4 million from other locations opened during the preceding 12 months, offset by $11.2 million from locations closed. Sales of HVAC equipment (69% of sales) increased 18%, sales of other HVAC products (27% of sales) increased 20% and sales of commercial refrigeration products (4% of sales) increased 25%. On a same-store basis, revenues increased $801.4 million, or 17%, as compared to the same period in 2021, reflecting a 16% increase in sales of HVAC equipment (69% of sales),

21 of 27

which included 17% growth in U.S. markets for both residential and commercial HVAC equipment, an 18% increase in sales of other HVAC products (27% of sales) and a 25% increase in commercial refrigeration products (4% of sales). For HVAC equipment, the increase in revenues was primarily due to the realization of price increases and a higher mix of high-efficiency air conditioning and heating systems, which sell at higher unit prices, resulting in a 15% increase in the average selling price and a 2% increase in volume, as well as higher sales of commercial HVAC equipment.
Gross Profit
Gross profit for the nine months ended September 30, 2022 increased $341.3 million, or 27%, primarily as a result of increased revenues. Gross profit margin for the nine months ended September 30, 2022 improved 170 basis-points to 28.0% versus 26.3% for the same period in 2021, primarily due to the impact of pricing and sales mix for residential HVAC equipment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2022 increased $153.4 million, or 20%, primarily due to increased revenues and newly acquired locations. Selling, general and administrative expenses as a percentage of revenues increased to 16.2% for the nine months ended September 30, 2022 as compared to 16.1% for the same period in 2021. On a same-store basis, selling, general and administrative expenses increased 16% as compared to the same period in 2021, primarily due to increased higher variable selling costs driven by the increase in revenues, investments in employee headcount, technology, and new locations opened in 2022.
Other Income
Other income of $17.3 million and $16.3 million for the nine months ended September 30, 2022 and 2021, respectively, represented our share of the net income of RSI, in which we have a 38.1% equity interest.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2022 increased $1.4 million, or 184%, primarily as a result of an increase in average outstanding borrowings and a higher effective interest rate, in each case under our revolving credit facility, as compared to the same period in 2021.
Income Taxes
Income taxes increased to $145.7 million for the nine months ended September 30, 2022, as compared to $101.6 million for the nine months ended September 30, 2021 and represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to the Carrier joint ventures, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rates attributable to us were 23.8% and 22.9% for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to higher state income taxes and proportionately higher income in 2022 as compared to tax credits and share-based compensation deductions in 2021.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco for the nine months ended September 30, 2022 increased $123.4 million, or 36%, compared to the same period in 2021. The increase was primarily driven by higher revenues and expanded profit margins, partially offset by higher income taxes and an increase in the net income attributable to the non-controlling
interest.
Liquidity and Capital Resources
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

22 of 27

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
As of September 30, 2022, we had $130.2 million of cash and cash equivalents, of which $103.3 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions.
We believe that our operating cash flows, cash on hand, funds available for borrowing under our revolving credit agreement, and funds available from sales of our Common stock under our ATM Program (as defined below), each of which is described below, will be sufficient to meet our liquidity needs for the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.
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
Working Capital
Working capital increased to $1,470.4 million at September 30, 2022 from $1,234.7 million at December 31, 2021, due to (i) higher inventory balances primarily due to the general impact of inflation, greater inventory requirements resulting from strong business conditions, and more extensive inventories in response to various supply chain disruptions and (ii) higher accounts receivable consistent with overall increased sales, which were offset by an increase in accounts payable and accrued liabilities.
Cash Flows
The following table summarizes our cash flow activity for the nine months ended September 30, 2022 and 2021 (in millions):

	2022	2021	Change
Cash flows provided by operating activities	$358.9	$319.7	$39.2
Cash flows used in investing activities	$(26.4)	$(140.1)	$113.7
Cash flows used in financing activities	$(315.5)	$(187.9)	$(127.6)
The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form
10-Q.
Operating Activities
The increase in net cash provided by operating activities was primarily due to higher net income, partially offset by increases in the level of inventory and timing of vendor payments in 2022 as compared to 2021.
Investing Activities
Net cash used in investing activities was lower in 2022 primarily due to cash consideration paid for businesses acquired in 2021.
Financing Activities
The increase in net cash used in financing activities was primarily attributable to higher borrowings under our revolving credit agreement and an increase in dividends paid in 2022, as well as $21.0 million in proceeds from the non-controlling
interest for its contribution to the acquisition of TEC in 2021.

23 of 27

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
At September 30, 2022 and December 31, 2021, $8.8 million and $89.0 million, respectively, were outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2022.
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
As of September 30, 2022, no shares of Common stock had been sold under the ATM Program.
Contractual Obligations
On October 15, 2022, 975,622 shares of Class B restricted stock held by an affiliate of our Chief Executive Officer (“CEO”) vested. The vested shares had a value of $265.1 million based on the closing price of Watsco’s Class B common stock as of that date. This vested value was treated as taxable compensation to our CEO for income tax purposes and was subject to statutory withholding. Upon vesting, we funded $104.3 million in statutory withholding, using a combination of cash on hand and borrowing availability under our revolving credit agreement described above, and such amount was satisfied by the CEO through a cash payment of $19.7 million and by surrendering of 311,408 shares of Watsco Class B common stock. Accordingly, 664,214 shares of Watsco Class B common stock were retained by the affiliate of our CEO, and we retired the surrendered shares. The value of the vested shares will be deducted on our 2022 income tax return and our provision for income taxes will reflect an income tax benefit and related reduction in our effective tax rate.
Investment in Unconsolidated Entity
Carrier Enterprise I has a 38.1% ownership interest in RSI, an HVAC distributor operating from 35 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.
Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders. Pursuant to the Shareholders’ Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on either book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price paid for its investment in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. At September 30, 2022, the estimated purchase amount we would be contingently liable for was approximately $324.0 million. We believe that our operating cash flows, cash on hand, and funds available for borrowing under our revolving credit agreement would be sufficient to purchase any additional ownership interests in RSI.
Acquisitions
On August 20, 2021, one of our wholly owned subsidiaries acquired MIS, a distributor of air conditioning and heating products operating from six locations in Pennsylvania. Consideration for the purchase consisted of $3.2 million in cash and the issuance of 3,627 shares of Common stock having a fair value of $1.0 million, net of cash acquired of $0.2 million.

24 of 27

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
Common Stock Dividends
We paid cash dividends of $6.35 and $5.675 per share of Common stock and Class B common stock during the nine months ended September 30, 2022 and 2021, respectively. On October 3, 2022, our Board of Directors declared a regular quarterly cash dividend of $2.20 per share of both Common and Class B common stock that was paid on October 31, 2022 to shareholders of record as of October 17, 2022. On October 18, 2022, our Board of Directors approved an increase to the annual cash dividend per share of Common and Class B common stock to $9.80 per share from $8.80 per share, effective with the quarterly dividend that will be paid in January 2023. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.
Company Share Repurchase Program
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At September 30, 2022, there were 1,129,087 shares remaining authorized for repurchase under the program.
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
and
15d-15(f)
under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

25 of 27

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 9 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form
10-Q
under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form
10-Q.
ITEM 1A. RISK FACTORS
Information about risk factors for the quarter ended September 30, 2022 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2021.
ITEM 6. EXHIBITS

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.

26 of 27

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: November 3, 2022	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

27 of 27