Form 10-K
period 2022-12-31
WATSCO INC
filed 2023-02-24
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the
Act).    Yes  ☐    N
o

☒
Auditor Firm Id: 185            Auditor Name: KPMG LLP            Auditor Location: Miami, FL
The aggregate market value of the registrant’s voting common equity held by non-affiliates
of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,072 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2022 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form
10-K
and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.
The registrant’s common stock outstanding as of February 21, 2023 comprised (i) 33,288,922 shares of Common stock, excluding 4,823,988 treasury shares, and (ii) 5,539,079 shares of Class B common stock, excluding 48,263 treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part II is incorporated by reference from the registrant’s 2022 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference from the registrant’s definitive proxy statement for the 2023 annual meeting of shareholders (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Form 10-K

For the Fiscal Year Ended December 31, 2022

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project,” “focused,” “outlook,” “goal,” “designed,” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements, including statements regarding, among others, (i) economic conditions, (ii) business and acquisition strategies, (iii) potential acquisitions and/or joint ventures and investments in unconsolidated entities, (iv) financing plans, and (v) industry, demographic and other trends affecting our financial condition or results of operations. These forward-looking statements are based on management’s current expectations, are not guarantees of future performance and are subject to a number of risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of several factors, including, but not limited to:

•	general economic conditions, both in the United States and in the international markets we serve;

•	competitive factors within the HVAC/R industry;

•	effects of supplier concentration, including conditions that impact the supply chain;

•	fluctuations in certain commodity costs;

•	consumer spending;

•	consumer debt levels;

•	the resurgence of the COVID-19 pandemic;

•	new housing starts and completions;

•	capital spending in the commercial construction market;

•	access to liquidity needed for operations;

•	seasonal nature of product sales;

•	weather patterns and conditions;

•	insurance coverage risks;

•	federal, state, and local regulations impacting our industry and products;

•	prevailing interest rates;

•	the effect of inflation;

•	foreign currency exchange rate fluctuations;

•	international risk;

•	cybersecurity risk; and

•	the continued viability of our business strategy.

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

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At December 31, 2022, we operated from 673 locations in 42 U.S.

States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean, through which we serve more than 120,000 active contractors and dealers that service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64.1 million in 1989 to $7.3 billion in 2022, resulting from our strategic acquisition of companies with established market positions and subsequent building of revenues and profit through a combination of additional locations, introduction of new products, and other initiatives.

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

Air Conditioning, Heating and Refrigeration Industry

The HVAC/R distribution industry is highly fragmented with approximately 6,500 distribution companies. The industry in the United States and Canada is well-established, having had its primary period of growth during the post-World War II era with the advent of affordable central air conditioning and heating systems for both residential and commercial applications. The advent of HVAC/R products in Latin America and the Caribbean is also well-established but has emerged in more recent years as those economies have grown and products have become more affordable and have matured from luxury to necessity.

Based on data published in the September 2022 IBIS World Industry Report for Heating and Air Conditioning Contractors in the U.S. and other available data, we estimate that the annual market on an installed basis for residential central air conditioning, heating, and refrigeration equipment, and related parts and supplies is approximately $123.0 billion. Air conditioning and heating equipment is manufactured primarily by seven major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are Carrier Global Corporation (“Carrier”); Daikin Comfort Technologies North America, Inc. (“Daikin”), a subsidiary of Daikin Industries, Ltd.; Rheem Manufacturing Company (“Rheem”); Trane Technologies plc (“Trane”); York International Corporation, a subsidiary of Johnson Controls International plc; Lennox International Inc. (“Lennox”); and Nortek Global HVAC, LLC, a subsidiary of Nortek, Inc. These manufacturers distribute their products through a combination of factory-owned locations and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers that sell to and install the products for consumers, businesses, and other end-users.

Air conditioning and heating equipment is sold to the replacement and new construction markets for both residential and commercial applications. The residential replacement market has increased in size and importance over the past several years as a result of the aging of the installed base of residential central air conditioners and furnaces, the introduction of new higher energy efficient models to address both regulatory mandates as well as consumer optionality, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products, and consumers’ overall unwillingness to live without air conditioning or heating products. The mechanical life of central air conditioning and furnaces varies by geographical region due to usage and ranges from approximately 8 to 20 years. According to data published by the Energy Information Administration in May 2022 there are approximately 102 million central air conditioning and heating systems installed in the United States that have been in service for more than 10 years. Many installed units are currently reaching the end of their useful lives, which we believe long-term provides a growing and stable replacement market.

Additionally, we sell a variety of non-equipment products including parts, ductwork, air movement products, insulation, tools, installation supplies, thermostats, and air quality products. We distribute products manufactured by Flexible Technologies, Inc. (“Flexible Technologies”), Resideo Technologies, Inc. (“Resideo”), Southwark Metal Mfg. Co. (“Southwark”), Johns Manville (“Johns Manville”), and Owens Corning Insulating Systems, LLC (“Owens Corning”), among others.

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

To that end, several scalable technology platforms have been launched with the largest focus on customer-focused technologies, which are improving and transforming the customer experience at all of our locations. Specific initiatives include: (i) mobile applications for iOS and Android devices to help customers operate more efficiently and interact with our locations more easily; (ii) e-commerce between our customers and our subsidiaries; (iii) supply chain optimization; (iv) building and maintaining product information management, which is our leading repository of digitized HVAC/R product information used in our mobile applications and e-ecommerce platform; and (v) the development of business intelligence systems and related data sets, which provide enhanced management tools. In addition, through our subsidiary Watsco Ventures, LLC (“Watsco Ventures”), we have developed (internally and through external collaboration) a variety of early-stage technologies with the goal of helping contractor customers grow and become more profitable, and otherwise compliment the initiatives set forth above. These initiatives include OnCall Air®, our digital sales platform and CreditForComfort®, its companion consumer financing platform, among others.

Strategy in Existing Markets

Our strategy for growth in existing markets focuses on customer service, product expansion, and the implementation of technology to satisfy the needs of the higher growth, higher margin replacement market, in which customers generally demand immediate, convenient, and reliable service. We respond to this need by: (i) offering a broad range of product lines, including the necessary equipment at an array of price-points, parts, and supplies to enable a contractor to install or repair a central air conditioner, furnace, or refrigeration system; (ii) maintaining a strong density of warehouse locations for increased customer convenience; (iii) maintaining well-stocked inventories to ensure that customer orders are filled in a timely manner; (iv) providing a high degree of technical expertise at the point of sale; (v) collaborating with customers to advertise and market their business and services in local markets; and (vi) developing and implementing technology to further enhance customer service capabilities. We believe these concepts provide a competitive advantage over smaller, less-capitalized competitors that are unable to commit resources to open and maintain additional locations, implement technological business solutions, provide the same range of products, maintain the same inventory levels, or attract the wide range of expertise that is required to support a diverse product offering. In some geographic areas, we believe we have a competitive advantage over factory-operated distribution networks, which typically do not maintain inventories of parts and supplies that are as diversified as ours and which have fewer warehouse locations than we do, making it more difficult for these competitors to meet the time-sensitive demands of the replacement market.

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

As of December 31, 2022, we employed approximately 7,200 full-time and 75 part-time employees (approximately 7,275 total employees), substantially all of whom were non-union employees. Of these employees, approximately 8% were located in Canada and Mexico. Additionally, we use independent contractors and temporary personnel in the normal course of business to supplement our workforce.

Diversity and Inclusion

We value and foster the diversity and inclusion of the people with whom we work. Our commitment includes providing equal access to, and participation in, employment and advancement opportunities without regard to race, color, religion, national origin, age, disability, veteran or military status, pregnancy status, sex, gender identity, sexual orientation, or marital status. Diverse teams facilitate contributions from people of different backgrounds and varied points of view. Furthermore, we believe that diverse teams make better decisions faster and outperform similarly situated less diverse teams. Additionally, we believe that employees who feel valued, understood, and inspired benefit the Company as a whole. Inclusive leadership leads to innovative solutions, and an inclusive environment is a critical foundation for us, as high-performing, engaged teams join together to help us implement our strategies.

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

Pay-for-Performance and Ownership Culture

We maintain a culture that rewards performance of key leaders through stock-based equity plans, which include the granting of stock options and restricted stock based on individual merit and measures of performance. Approximately 140 employees received such equity awards in 2022. Our equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership, and an ownership culture whereby management and employees think and act as owners of the Company. We believe that our restricted stock program is unique because an employee’s restricted share grants generally vest entirely and only at the end of his or her career (age 62 or later) and, prior to retirement, these grants remain subject to significant risk of forfeiture.

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

DESCRIPTION OF BUSINESS

Products

We sell an expansive line of products and maintain a diverse mix of inventory to meet our customers’ immediate needs, and we seek to provide products a contractor would generally require when installing or repairing a central air conditioner, furnace, or refrigeration system on short notice. The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 British Thermal Units (“BTUs”) and is generally adequate to air condition approximately 500 square feet of residential space. The products we distribute consist of: (i) equipment, including residential ducted and ductless air conditioners ranging from 1 to 5 tons, gas, electric, and oil furnaces ranging from 50,000 to 150,000 BTUs, commercial air conditioning and heating equipment systems ranging from 1-1/2 to 25 tons, and other specialized equipment; (ii) parts, including replacement compressors, evaporator coils, motors, and other component parts; (iii) supplies, including thermostats, insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives, and other ancillary supplies; and (iv) plumbing and bathroom remodeling supplies in a limited number of stores.

Sales of HVAC equipment, which we currently source from approximately 20 vendors, accounted for 68% and 69% of our revenues for the years ended December 31, 2022 and 2021, respectively. Sales of other HVAC products, which we currently source from approximately 1,300 vendors, comprised 28% of our revenues in 2022 and 2021. Sales of commercial refrigeration products, which we currently source from approximately 140 vendors, accounted for 4% and 3% of our revenues in 2022 and 2021, respectively.

Distribution and Sales

At December 31, 2022, we operated from 673 locations, a vast majority of which are located in regions that we believe have demographic trends favorable to our business. We maintain large inventories at each of our warehouse locations and either deliver products to customers using our trucks or third-party logistics providers, or we make products available for pick-up at the location nearest to the particular customer. We have approximately 1,200 salespeople, averaging 14 years of experience in the HVAC/R distribution industry.

The markets we serve are as follows:	% of Revenues for the Year Ended December 31, 2022	Number of Locations as of December 31, 2022
United States	91%	612
Canada	5%	36
Latin America and the Caribbean	4%	25

Total	100%	673

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

Markets

The table below identifies the number of our stores by location as of December 31, 2022:

Florida	104
Texas	87
North Carolina	49
California	37
Georgia	34
Louisiana	34
South Carolina	33
Virginia	26
Tennessee	24
Pennsylvania	20
Illinois	17
New Jersey	16
New York	16
Alabama	10
Arizona	9
Massachusetts	9
Mississippi	9
Missouri	9
Connecticut	7
Kansas	7
Maryland	7
Indiana	5
Oklahoma	5
Utah	5
Arkansas	4
Minnesota	3
West Virginia	3
Iowa	2
Kentucky	2
Maine	2
Nebraska	2
Nevada	2
New Hampshire	2
South Dakota	2
Wisconsin	2
Colorado	1
Delaware	1
Michigan	1
New Mexico	1
North Dakota	1
Rhode Island	1
Vermont	1

United States	612
Canada	36
Mexico	12
Puerto Rico	13

Total	673

Joint Ventures with Carrier Global Corporation

In 2009, we formed a joint venture with Carrier, which we refer to as Carrier Enterprise I, in which Carrier contributed company-owned locations in the Sun Belt states and Puerto Rico, and its export division in Miami, Florida, and we contributed certain locations that distributed Carrier products. We have an 80% controlling interest in Carrier Enterprise I, and Carrier has a 20% non-controlling interest. In 2019, Carrier Enterprise I acquired substantially all of the HVAC assets and assumed certain of the liabilities of Peirce-Phelps, Inc., an HVAC distributor operating in Pennsylvania, New Jersey, and Delaware. Carrier Enterprise I has a 38.1% ownership interest in Russell Sigler, Inc., an HVAC distributor operating from 35 locations in the Western U.S.

The export division of Carrier Enterprise I, Carrier InterAmerica Corporation (“CIAC”), redomesticated from the U.S. Virgin Islands to Delaware in 2019, following which CIAC became a separate operating entity in which we have an 80% controlling interest and Carrier has a 20% non-controlling interest.

In 2011, we formed a second joint venture with Carrier, which we refer to as Carrier Enterprise II, in which Carrier contributed company-owned locations in the Northeast U.S., and we contributed certain locations operating as Homans Associates LLC (“Homans”), a Watsco subsidiary, in the Northeast U.S. Subsequently, Carrier Enterprise II purchased Carrier’s distribution operations in Mexico. We have an 80% controlling interest in Carrier Enterprise II, and Carrier has a 20% non-controlling interest. In 2019, we repurchased the 20% ownership interest in Homans from Carrier Enterprise II and have since solely owned and operated Homans.

In 2012, we formed a third joint venture with Carrier, which we refer to as Carrier Enterprise III, to which Carrier contributed company-owned locations in Canada. We have a 60% controlling interest in Carrier Enterprise III, and Carrier has a 40% non-controlling interest.

In April 2021, we acquired certain assets and assumed certain liabilities comprising the HVAC distribution business of Temperature Equipment Corporation, an HVAC distributor operating from Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri and Wisconsin. We formed a new joint venture with Carrier, TEC Distribution LLC (“TEC”), that operates this business. We have an 80% controlling interest in TEC, and Carrier has a 20% non-controlling interest.

Combined, the joint ventures with Carrier represented 54% of our revenues in 2022. See Supplier Concentration in “Business Risk Factors” in Item 1A.

The business and affairs of the joint ventures are controlled, directed, and managed exclusively by Carrier Enterprise I’s, Carrier Enterprise II’s, Carrier Enterprise III’s, CIAC, and TEC’s respective boards of directors (the “Boards”) pursuant to related operating agreements. The Boards have full, complete and exclusive authority, power, and discretion to manage and control the business, property, and affairs of their respective joint ventures, and to make all decisions regarding those matters and to perform activities customary or incident to the management of such joint ventures, including approval of distributions to us and Carrier. Each Board is composed of five directors, of whom three directors represent our controlling interest and two directors represent Carrier’s non-controlling interest. Matters presented to the Boards for vote are considered approved or consented to upon the receipt of the affirmative vote of at least a majority of all directors entitled to vote with the exception of certain governance matters, which require joint approval.

Customers and Customer Service

Air conditioning and heating contractors and dealers that install HVAC/R products in homes and businesses must be licensed given the highly regulated nature of the products, refrigerant, natural gas, and building and zoning requirements. We currently serve more than 120,000 active contractors and dealers who service the replacement and new construction markets for residential and light commercial central air conditioning, heating, and refrigeration systems. No single customer in 2022, 2021, or 2020 represented more than 2% of our consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through mobile applications and e-commerce, which allows customers to access information online 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times, and make payments. We believe we compete successfully with other distributors primarily based on an experienced sales organization, strong service support, maintenance of well-stocked inventories, density of warehouse locations, high quality reputation, broad product lines, and the ability to foresee customer demand for new products.

Key Supplier Relationships

Given our leadership position, Watsco represents a strategic business relationship to many of the leading manufacturers in our industry. Significant relationships with HVAC/R equipment manufacturers include Carrier, Rheem, Daikin, Mitsubishi Electric Corporation, Gree Electric Appliances, Inc., Welbilt, Bosch Global, Trane, Lennox, and Midea Group. In addition, we have substantial relationships with manufacturers of non-equipment HVAC/R products, including Mueller, Flexible Technologies, Southwark, Resideo, DiversiTech Corp., Emerson, Johns Manville, Chemours, and Owens Corning.

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

The Company’s top ten suppliers accounted for 84% of our purchases, including 60% from Carrier, and 8% from Rheem. Given the significant concentration of our suppliers, particularly with Carrier and Rheem, any material interruption with these suppliers, including limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments, whether due to supply chain disruptions, labor shortages or otherwise, could temporarily disrupt the operations of certain of our subsidiaries, impact current inventory levels, and could adversely affect our financial results. If any restrictions or significant increase in tariffs under existing trade agreements are imposed on products that our top ten suppliers import or assemble outside of the United States, particularly from Mexico and China, we could be required to raise our prices, which may result in the loss of customers and harm to our business. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ respective products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. However, the Company believes that alternative or substitute products would be readily available in the event of disruption of current supplier relationships given the Company’s prominence in the marketplace, including the number of locations, sales personnel, support structure, marketing and sales expertise, financial position, and established market share. See “Business Risk Factors” in Item 1A of this Annual Report on Form 10-K for further discussion.

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

Government Regulations, Environmental, and Health and Safety Matters

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

These laws and regulations are continuously changing, and compliance is costly and can require changes to our business practices and significant management time and effort. However, it is our opinion that the costs related to compliance requirements for government, environmental, or other regulations will not have a material adverse impact on our business, financial condition, and results of operations. We believe that we operate our business in compliance with all applicable federal, state and local laws, and regulations.

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

Beginning in 2023, the minimum efficiency level for residential HVAC systems under 45,000 BTUs is 14 SEER in the North and 15 SEER in the Southeast and Southwest. For systems over 45,000 BTUs, the minimum efficiency level is 14 SEER in the North and 14.5 SEER in the Southeast and Southwest. Heat pump efficiency levels, which are measured by the equipment’s heating seasonal performance factor (“HSPF”), is 8.8 HSPF compared with the 8.2 HSPF required by the current standard for all three regions. It is too early to determine the impact to our results of operations this transition will have; however, we expect a benefit from selling higher efficiency units, which sell at higher prices, as historically these changes have increased the cost to service and repair existing systems, which in turn influences a consumer’s decision to replace them.

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

During 2014, the DOE established new rules for the manufacturing of motors used in residential furnaces with the purpose of increasing the energy efficiency of these motors, and, consequently, the furnaces in which they operate. The mandate dictates that residential furnace fans manufactured in the United States on or after the effective date of July 3, 2019, must have a Fan Energy Rating (“FER”) value reduction of 12% or 46% in watts/cfm, depending on the type of furnace. To meet these new standards, most manufacturers have replaced the permanent split capacitor blower motors in residential furnaces with electronic controlled motors. The transition of our inventory of residential furnaces to those meeting the updated FER standards was complete by the end of 2020.

Climate Change and Reductions in CO2e Emissions

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

The overwhelming majority of new HVAC systems that we sell replace systems that likely operate below current minimum efficiency standards in the United States and may use more harmful refrigerants that have been, or are being, phased-out. As consumers replace HVAC systems with new, higher-efficiency systems, homeowners will consume less energy, save costs, and reduce their carbon footprint.

The sale of high-efficiency systems has long been a focus of ours, and we have invested in tools and technology intended to capture an increasingly richer sales mix over time. In addition, regulatory mandates will periodically increase the required minimum SEER, thus providing a catalyst for greater sales of higher-efficiency systems.

We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Our sales of higher-efficiency residential HVAC systems (those above base-level efficiency) grew 18% organically in 2022, outpacing the overall growth rate of 13% for residential HVAC equipment in the United States. Based on estimates validated by independent sources, we averted an estimated 15.8 million metric tons of CO2e emissions from January 1, 2020 to December 31, 2022 through the sale of replacement residential HVAC systems at higher-efficiency standards – the equivalent of nearly 3.4 million passenger vehicles driven over the course of one year. More information, including sources and assumptions used to support our estimates, can be found at www.watsco.com/environment. Information contained on, or available through, our website is not incorporated by reference in, or made a part of, this report.

Federal Tax Credits and State Incentives

Demand for higher-efficiency products, such as variable-speed systems and heat pumps, is expected to benefit from the passage of the U.S. Inflation Reduction Act of 2022 (the “IRA”) in August 2022. This legislation is intended, in part, to promote the replacement of existing systems in favor of high-efficiency heat pump systems that reduce greenhouse gas emissions, as compared to older systems, and thereby combat climate change. Programs under the IRA include enhanced tax credits for homeowners who install qualifying HVAC equipment and tax deductions for owners of commercial buildings that are upgraded to achieve defined energy savings. The IRA also sets aside $4.3 billion for state-administered consumer rebate programs designed to promote energy savings for low and medium-income households, including HVAC systems. Further details, including qualifying products, specific programs, and other regulatory requirements contemplated by the IRA are being determined and are expected to be launched during 2023.

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

Business Risk Factors

Supplier Concentration and Supply Chain Risks

The Company’s top ten suppliers accounted for 84% of our purchases during 2022, including 60% from Carrier, and 8% from Rheem. Carrier provides a diverse variety of brands of HVAC systems including, Carrier, Bryant, Payne, Tempstar, Heil, Comfortmaker and Grandaire, along with complimentary replacement parts. Rheem provides Rheem-brand HVAC systems along with complimentary replacement parts. Given the significant concentration of our supply chain, particularly with Carrier and Rheem, any significant interruption by any of the key manufacturers or a termination of a relationship could temporarily disrupt the operations of certain of our subsidiaries. Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these manufacturers or a decline in market acceptance of these manufacturers’ products could have a material adverse effect on our results of operations, cash flows, and liquidity.

Many HVAC equipment and component manufacturers, including Carrier and Rheem, source component parts from China and/or assemble a significant number of products for residential and light-commercial applications from Mexico. If any restrictions, including overall trade relations, a potential increase in tariffs, are imposed related to such products sourced or assembled from Mexico and China, including as a result of amendments to existing trade agreements, and our product costs consequently increase, we would be required to raise our prices, which may result in cost inflation, the loss of customers, and harm to our business. In addition, COVID-19, which surfaced in Wuhan, China in December 2019, resulted in increased travel restrictions and extended shutdown of certain businesses in the region. The continuing impact of COVID-19 on our business will depend on future developments; however, closures in China and/or Mexico may disrupt the operations of certain of our suppliers, which could negatively impact our business.

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

Risks Inherent in Acquisitions

As part of our strategy, we intend to pursue additional acquisitions of complementary businesses, including through joint ventures and investments in unconsolidated entities. If we complete future acquisitions, including investments in unconsolidated entities, or enter into new joint ventures, we may be required to incur or assume additional debt and/or issue additional shares of our common stock as consideration, which will dilute our existing shareholders’ ownership interest and may affect our results of operations. Growth through acquisitions involves a number of risks, including, but not limited to, the following:

•	the ability to identify and consummate transactions with complementary acquisition candidates;

•	the successful operation and/or integration of acquired companies;

•	the efficiency and effectiveness of the acquired companies internal control environment;

•	diversion of management’s attention from other daily functions;

•	issuance by us of equity securities that would dilute ownership of our existing shareholders;

•	incurrence and/or assumption of significant debt and contingent liabilities; and

•	possible loss of key employees and/or customer relationships of the acquired companies.

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

On March 5, 2021, the United Kingdom Financial Conduct Authority, which regulates LIBOR, confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after June 30, 2023 for USD LIBOR reference rates. The U.S. Federal Reserve has selected the Secured Overnight Funding Rate (“SOFR”) as the preferred alternate rate to LIBOR. Our revolving credit agreement provides that it may be amended to replace LIBOR with an alternate benchmark rate including SOFR. SOFR is calculated differently from LIBOR and has inherent differences, including SOFR’s limited historical data and that LIBOR is an unsecured lending rate while SOFR is a secured lending rate, which could give rise to uncertainties and volatility in the benchmark rates. While we continue to evaluate the potential impact of a transition to SOFR, these changes could result in interest obligations that are more than or do not otherwise correlate exactly over time with the payments that would have been made on such debt if LIBOR was available in its current form, including a potential increase in our overall interest expense.

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

COVID-19 Pandemic

The COVID-19 pandemic has had, and could continue to have widespread, rapidly-evolving and unpredictable impacts on global financial markets and business practices. As conditions fluctuate, governments have responded by adjusting their restrictions and guidelines accordingly. In light of the periodic resurgence in cases and the spread of variant strains of the virus, there remains uncertainty concerning the nature and extent of the continuing impact of the COVID-19 pandemic. While the COVID-19 pandemic has subsided with the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments, the full impact of the COVID-19 pandemic on our business, financial condition, and results of operations is uncertain and will continue to depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers and suppliers, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines and therapeutics and the broader implications on the macro-economic environment. We intend to continue to actively monitor the evolution of the pandemic and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

COVID-19 related factors and economic and marketplace dynamics that have impacted us, or may negatively impact, sales, gross margin and other results of operations due to a future resurgence of the pandemic include, but are not limited to: limitations on the ability of our suppliers to obtain necessary raw materials and parts to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; transportation delays and other logistical challenges resulting in longer lead times and constrained availability of HVAC/R products; limitations on the ability of our employees to perform their work due to illness or other disruptions caused by the pandemic, including local, state, or federal orders requiring employees to remain at home; labor shortages or an increase in the cost of labor; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our customers to obtain financing for significant purchases and operations, conduct their businesses, and purchase our products; and limitations on the ability of our customers to pay us on a timely basis.

As we cannot predict the duration or ultimate scope of any future resurgence of the COVID-19 pandemic, the potential negative financial impact to our results of operations cannot be reasonably estimated but could be material and last for an extended period of time.

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

International Risk

Our international sales and operations, as well as sourcing of products from suppliers with international operations, are subject to various risks associated with changes in local laws, regulations, and policies, including those related to tariffs, trade restrictions and trade agreements, investments, taxation, capital controls, employment regulations, different liability standards, and limitations on the repatriation of funds due to foreign currency controls. Our international sales and operations, as well as sourcing of products from suppliers with international operations, are also sensitive to changes in foreign national priorities, including government budgets, as well as political and economic instability. In addition, closures in China due to their zero-COVID policy may disrupt the operations of certain of our suppliers, which could negatively impact our business. Unfavorable changes in any of the foregoing could adversely affect our results of operations or could cause a disruption in our supply chain for products sourced internationally. Additionally, failure to comply with the United States Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to our Common Stock

Class B Common Stock and Insider Ownership

As of December 31, 2022, our directors and executive officers and entities affiliated with them owned: (i) Common stock representing 1% of the outstanding shares of Common stock and (ii) Class B common stock representing 88% of the outstanding shares of Class B common stock. These interests represent 55% of the aggregate combined voting power (including 53% beneficially owned by Albert H. Nahmad, Chairman and Chief Executive Officer (“CEO”), Aaron J. Nahmad, President, and Valerie Schimel, Director, who is the daughter of our Chairman and CEO, through shares owned by them and shares held by affiliated limited partnerships, various family trusts, and a charitable organization). Accordingly, our directors and executive officers collectively have the voting power to elect six members of our nine-person Board of Directors.

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

General Risk Factors

Goodwill, Intangibles and Long-Lived Assets

At December 31, 2022, goodwill, intangibles, and long-lived assets represented approximately 34% of our total assets. The recoverability of goodwill, indefinite lived intangibles, and long-lived assets is evaluated at least annually and when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of our reporting unit, indefinite lived intangibles, and long-lived assets are based on the best information available as of the date of the assessment and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment, or market conditions. We cannot assure you that we will not suffer material impairments to goodwill, intangibles, or long-lived assets in the future.

Risks Related to Loss Contingencies

We carry general liability, comprehensive property damage, workers’ compensation, health benefits, cybersecurity, and other insurance coverage that management considers adequate for the protection of its assets and operations at reasonable premiums. There can be no assurance that the coverage limits and related premiums of such policies will be adequate to cover claims, losses and expenses for lawsuits which have been, or may be, brought against us. A loss in excess of insurance coverage could have a material adverse effect on our financial position and/or profitability. Certain self-insurance risks for casualty insurance programs and health benefits are retained and reserves are established based on claims filed and estimates of claims incurred but not yet reported. Assurance cannot be provided that actual claims will not exceed present estimates. Exposure to catastrophic losses has been limited by maintaining excess and aggregate liability coverage and implementing stop-loss control programs. However, more frequent catastrophic weather events may impact the availability and cost of property and casualty insurance.

Risks Related to Natural Disasters, Epidemics, or Other Unexpected Events

The occurrence of one or more natural disasters, including those linked to climate change, power outages, or other unexpected events, including hurricanes, fires, earthquakes, volcanic eruptions, tsunamis, floods and other forms of severe weather, health epidemics, pandemics (including COVID-19) or other contagious outbreaks, conflicts, wars or terrorist acts, in the U.S. or in other countries in which we or our suppliers or customers operate could adversely affect our operations and financial performance. Natural disasters, power outages or other unexpected events could damage or close one or more of our locations or disrupt our operations temporarily or long-term, such as by causing business interruptions or by affecting the availability products we sell. Existing insurance arrangements may not cover all of the costs or lost cash flows that may arise from such events. The occurrence of any of these events could also increase our insurance and other operating costs or impact our sales.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main properties include warehousing and distribution facilities, trucks, and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2022, we operated 673 warehousing and distribution facilities across 42 U.S. states, Canada, Mexico, and Puerto Rico, having an aggregate of approximately 15.9 million square feet of space, of which approximately 15.7 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are sufficient to meet our present operating needs.

Trucks

At December 31, 2022, we operated 832 ground transport vehicles, including delivery and pick-up trucks, vans, and tractors. Of this number, 554 trucks were leased and the others were owned. We believe that the present size of our truck fleet is adequate to support our operations.

Administrative Facilities

Senior management and support staff are located at various administrative offices in approximately 0.3 million square feet of space.

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 18 to our audited consolidated financial statements included in this Annual Report on Form 10-K under the caption “Litigation, Claims, and Assessments,” which information is incorporated by reference in this Item 3 of Part I of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common stock is listed on the New York Stock Exchange under the ticker symbol WSO, and our Class B common stock is listed on the New York Stock Exchange under the ticker symbol WSOB.

Holders

At February 21, 2023, there were 260 registered holders of our Common stock and 152 registered holders of our Class B common stock.

Shareholder Return Performance

The following graph compares the cumulative five-year total shareholder return attained by holders of our Common stock and Class B common stock relative to the cumulative total returns of the Russell 2000 index, the S&P MidCap 400 index, the S&P 500 index, and the S&P 400 Industrials index. Given our position as the largest distributor of HVAC/R equipment, parts and supplies in North America, our unique, sole line of business, the nature of our customers (air conditioning and heating contractors), and the products and markets we serve, we cannot reasonably identify an appropriate peer group; therefore, we have included in the graph below the performance of certain major market indices, which contain companies with market capitalizations similar to our own. We have determined to add the S&P 400 Industrials Index in the graph below because it more closely relates to the industry in which we operate. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2017 to December 31, 2022.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Watsco, Inc.	100.00	84.48	114.00	148.79	211.38	173.93
Watsco, Inc. Class B	100.00	82.60	115.56	154.05	208.80	177.20
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
S&P MidCap 400 Index	100.00	88.92	112.21	127.54	159.12	138.34
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.89
S&P 400 Industrials	100.00	85.11	113.67	132.41	170.07	150.52

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 to October 31, 2022(1)	311,408	$271.73	—	$—
November 1, 2022 to November 30, 2022	—	—	—	—
December 1, 2022 to December 31, 2022	—	—	—	—

Total	311,408	$271.73	—	$—

(1)

On October 15, 2022, 975,622 shares of Class B restricted stock previously granted to our CEO during the period from 1997 to 2011 under various performance-based incentive plans vested. The vested shares had a value of $265.1 million based on the closing price of our Class B common stock as of that date. This vested value constitutes taxable compensation to our CEO for income tax purposes and was subject to statutory withholding. Upon vesting, we funded $104.3 million in statutory withholding, which, in turn, was satisfied by the CEO through a cash payment to us of $19.7 million and by the surrendering of 311,408 shares of Class B common stock, which we retired.

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. No shares were repurchased under this plan during 2022, 2021 or 2020. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of this plan. At December 31, 2022, there were 1,129,087 shares remaining authorized for repurchase under this plan. Shares were last repurchased by the Company under this plan in 2008.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our 2022 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2022 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk,” which section is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our 2022 and 2021 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2022, 2021, and 2020, together with the report thereon of KPMG LLP dated February 24, 2023, included in our 2022 Annual Report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are, among other things, designed to ensure that information required to be disclosed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (“CEO”), Executive Vice President (“EVP”), and Chief Financial Officer (“CFO”), to allow for timely decisions regarding required disclosure and appropriate SEC filings.

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

Management’s Report on Internal Control over Financial Reporting

Our 2022 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of KPMG LLP dated February 24, 2023, and each is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. Our consolidated financial statements are incorporated by reference from our 2022 Annual Report.

(2)	Financial Statement Schedules. The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The following exhibits are submitted with this Annual Report on Form 10-K or, where indicated, incorporated by reference to other filings.

INDEX TO EXHIBITS

3.1	Composite Articles of Incorporation of Watsco, Inc. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

3.2	Watsco, Inc. Second Amended and Restated Bylaws effective August 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 5, 2016 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference). (P)

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference). (P)

4.3	Description of Capital Stock (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

10.1(a)	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference). *

10.1(b)	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). *

10.1(c)	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). *

10.1(d)	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.1(e)	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference). *

10.1(f)	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference). *

10.1(g)	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). *

10.1(h)	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). *

10.1(i)	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference). *

10.1(j)	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference). *

10.1(k)	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference). *

10.1(l)	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference). *

10.1(m)	Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference). *

10.1(n)	Thirteenth Amendment dated January 1, 2012 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference). *

10.1(o)	Fourteenth Amendment dated January 1, 2013 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference). *

10.1(p)	Fifteenth Amendment dated January 1, 2014 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference). *

10.1(q)	Sixteenth Amendment dated January 1, 2015 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference). *

10.1(r)	Seventeenth Amendment dated January 1, 2016 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference). *

10.1(s)	Eighteenth Amendment dated January 1, 2017 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference). *

10.1(t)	Nineteenth Amendment dated January 1, 2018 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference). *

10.1(u)	Twentieth Amendment dated January 1, 2019 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference). *

10.1(v)	Twenty-first Amendment dated January 1, 2020 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference). *

10.1(w)	Twenty-second Amendment dated January 1, 2021 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1(w) to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference).*

10.1(x)	Twenty-third Amendment dated January 1, 2022 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1(x) to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).*

10.2(a)	Watsco, Inc. 2014 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2014 Annual Meeting of Shareholders and incorporated herein by reference). *

10.2(b)	Watsco, Inc. 2021 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2021 Annual Meeting of Shareholders and incorporated herein by reference). *

10.3	Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated April 18, 2011 (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2011 Annual Meeting of Shareholders and incorporated herein by reference). *

10.4(a)	Credit Agreement dated as of December 5, 2018, by and among Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Mexico, S. de R.L. de C.V., as Borrowers, the Other Lenders From Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and Branch Banking and Trust Company, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents (filed as Exhibit 10.1 to the Current Report on Form 8-K on December 11, 2018 and incorporated herein by reference).

10.4(b)	Revolving Credit Increase and Joinder Agreement, dated as of April 10, 2020, by and among Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Mexico, S. de R.L. de C.V., as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Regions Bank, and PNC Bank N.A. as a joining Lender (filed as Exhibit 10.1 to the Current Report on Form 8-K on April 16, 2020 and incorporated herein by reference).

10.5	Amended and Restated Sales Agreement dated February 25, 2022, by and between Watsco, Inc., Robert W. Baird & Co. Incorporated, and Goldman Sachs & Co. LLC (filed as Exhibit 10.5(b) to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).*

13	2022 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 7, 8 and 9 of this Form 10-K, the 2022 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

21.1	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. #

101.SCH	Inline XBRL Taxonomy Extension Schema Document. #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. #

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.
*	management contract or compensation plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 24, 2023	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, Chief Executive Officer

February 24, 2023	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ALBERT H. NAHMAD Albert H. Nahmad	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 24, 2023

/s/ ANA M. MENENDEZ Ana M. Menendez	Chief Financial Officer (principal accounting officer and principal financial officer)	February 24, 2023

/s/ CESAR L. ALVAREZ Cesar L. Alvarez	Director	February 24, 2023

/s/ J. MICHAEL CUSTER J. Michael Custer	Director	February 24, 2023

/s/ DENISE DICKINS Denise Dickins	Director	February 24, 2023

/s/ JOHN A. MACDONALD John A. Macdonald	Director	February 24, 2023

/s/ BOB L. MOSS Bob L. Moss	Director	February 24, 2023

/s/ AARON J. NAHMAD Aaron J. Nahmad	Director and President	February 24, 2023

/s/ STEVEN RUBIN Steven Rubin	Director	February 24, 2023

/s/ VALERIE SCHIMEL Valerie Schimel	Director	February 24, 2023