Form 10-Q
period 2023-03-31
WATSCO INC
filed 2023-05-05
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023
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
of the Exchange Act).    Yes ☐    No ☒
The registrant’s common stock outstanding as of May 1, 2023 comprised (i) 33,421,892 shares of Common stock, $0.50 par value per share, excluding
4,823,988
treasury shares and (ii) 5,533,667 shares of Class B common stock, $0.50 par value per share, excluding
48,263
treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 24

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarters Ended March 31,
	2023	2022
Revenues	$1,550,641	$1,523,570
Cost of sales	1,102,484	1,073,212

Gross profit	448,157	450,358
Selling, general and administrative expenses	287,057	283,354
Other income	3,640	4,045

Operating income	164,740	171,049
Interest expense, net	615	558

Income before income taxes	164,125	170,491
Income taxes	33,754	35,601

Net income	130,371	134,890
Less: net income attributable to non-controlling interest	20,298	21,592

Net income attributable to Watsco, Inc.	$110,073	$113,298

Earnings per share for Common and Class B common stock:
Basic	$2.84	$2.91

Diluted	$2.83	$2.90

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 24

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarters Ended March 31,
	2023	2022
Net income	$130,371	$134,890
Other comprehensive income, net of tax
Foreign currency translation adjustment	260	4,381

Other comprehensive income	260	4,381
Comprehensive income	130,631	139,271
Less: comprehensive income attributable to non-controlling interest	20,388	23,038

Comprehensive income attributable to Watsco, Inc.	$110,243	$116,233

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 24

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$140,955	$147,505
Accounts receivable, net	811,264	747,110
Inventories, net	1,614,294	1,370,173
Other current assets	31,302	33,951

Total current assets	2,597,815	2,298,739
Property and equipment, net	126,582	125,424
Operating lease right-of-use assets	325,878	317,314
Goodwill	430,743	430,711
Intangible assets, net	174,290	175,191
Investment in unconsolidated entity	136,442	132,802
Other assets	8,864	8,033

	$3,800,614	$3,488,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$92,536	$90,597
Borrowings under revolving credit agreement	—	56,400
Accounts payable	593,148	456,128
Accrued expenses and other current liabilities	267,399	303,397

Total current liabilities	953,083	906,522

Long-term obligations:
Borrowings under revolving credit agreement	197,600	—
Operating lease liabilities, net of current portion	239,309	232,144
Finance lease liabilities, net of current portion	11,230	11,388

Total long-term obligations	448,139	243,532

Deferred income taxes and other liabilities	91,095	89,882

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	19,122	19,054
Class B common stock, $0.50 par value	2,791	2,757
Preferred stock, $0.50 par value	—	—
Paid-in capital	997,316	973,060
Accumulated other comprehensive loss, net of tax	(47,540)	(47,710)
Retained earnings	1,044,619	1,029,516
Treasury stock, at cost	(87,440)	(87,440)

Total Watsco, Inc. shareholders’ equity	1,928,868	1,889,237
Non-controlling interest	379,429	359,041

Total shareholders’ equity	2,308,297	2,248,278

	$3,800,614	$3,488,214

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 24

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total

Balance at December 31, 2022	38,749,887	$21,811	$973,060	$(47,710)	$1,029,516	$(87,440)	$359,041	$2,248,278
Net income					110,073		20,298	130,371
Other comprehensive income				170			90	260
Issuances of restricted shares of common stock	116,510	58	(58)					—
Forfeitures of restricted shares of common stock	(2,000)	(1)	1					—
Common stock contribution to 401(k) plan	35,533	18	8,844					8,862
Stock issuances from exercise of stock options and employee stock purchase plan	75,186	38	12,947					12,985
Issuance of Class B common stock	632	—	200					200
Retirement of common stock	(21,702)	(11)	(6,441)					(6,452)
Share-based compensation			8,763					8,763
Cash dividends declared and paid on Common and Class B common stock, $2.45 per share					(94,970)			(94,970)

Balance at March 31, 2023	38,954,046	$21,913	$997,316	$(47,540)	$1,044,619	$(87,440)	$379,429	$2,308,297

Continued on next
page.

6 of 24

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2021	38,799,632	$21,836	$1,003,932	$(34,176)	$760,796	$(87,440)	$332,467	$1,997,415
Net income					113,298		21,592	134,890
Other comprehensive income				2,935			1,446	4,381
Issuances of restricted shares of common stock	105,882	53	(53)					—
Common stock contribution to 401(k) plan	21,532	11	6,726					6,737
Stock issuances from exercise of stock options and employee stock purchase plan	24,850	12	4,408					4,420
Share-based compensation			8,667					8,667
Cash dividends declared and paid on Common and Class B common stock, $1.95 per share					(75,795)			(75,795)

Balance at March 31, 2022	38,951,896	$21,912	$1,023,680	$(31,241)	$798,299	$(87,440)	$355,505	$2,080,715

See accompanying notes to condensed consolidated unaudited f inancial
statements.

7 of 24

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarters Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$130,371	$134,890
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,183	7,593
Share-based compensation	6,701	7,974
Non-cash contribution to 401(k) plan	8,862	6,737
Provision for doubtful accounts	1,043	1,061
Other income from investment in unconsolidated entity	(3,640)	(4,045)
Other, net	1,160	1,417
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(64,691)	(91,775)
Inventories, net	(240,758)	(273,703)
Accounts payable and other liabilities	101,813	107,755
Other, net	3,535	474

Net cash used in operating activities	(47,421)	(101,622)

Cash flows from investing activities:
Capital expenditures	(7,505)	(8,324)
Business acquisitions, net of cash acquired	(2,989)	(47)
Proceeds from sale of property and equipment	56	153

Net cash used in investing activities	(10,438)	(8,218)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(94,970)	(75,795)
Net (repayments) proceeds under prior revolving credit agreement	(56,400)	173,500
Repurchases of common stock to satisfy employee withholding tax obligations	(2,216)	—
Net repayments of finance lease liabilities	(880)	(713)
Payment of fees related to revolving credit agreement	(580)	—
Net proceeds from issuances of common stock	8,747	4,420
Net proceeds under current revolving credit agreement	197,600	—

Net cash provided by financing activities	51,301	101,412

Effect of foreign exchange rate changes on cash and cash equivalents	8	767

Net decrease in cash and cash equivalents	(6,550)	(7,661)
Cash and cash equivalents at beginning of period	147,505	118,268

Cash and cash equivalents at end of period	$140,955	$110,607

See accompanying notes to condensed consolidated unaudite
d financial
statements.

8 of 24

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2023
(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying March 31, 2023 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2022 Annual Report on Form
10-K.
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
The results of operations for the quarter ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
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
Use of Estimates
The preparation of condensed consolidated unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses for the reporting period. Significant estimates include valuation reserves for accounts receivable, net realizable value adjustments to inventories, income taxes, reserves related to loss contingencies and the valuation of goodwill, indefinite-lived intangible assets, and long-lived assets. While we believe that these estimates are reasonable, actual results could differ from such estimates.

9 of 24

2.	REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

Quarters Ended March 31,	2023	2022
Primary Geographical Regions:
United States	$1,395,004	$1,371,340
Canada	81,263	89,423
Latin America and the Caribbean	74,374	62,807

	$1,550,641	$1,523,570

Major Product Lines:
HVAC equipment	68%	67%
Other HVAC products	28%	29%
Commercial refrigeration products	4%	4%

	100%	100%

3.	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

Quarters Ended March 31,	2023	2022
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$110,073	$113,298
Less: distributed and undistributed earnings allocated to restricted common stock	7,414	10,311

Earnings allocated to Watsco, Inc. shareholders	$102,659	$102,987

Weighted-average common shares outstanding – Basic	36,192,597	35,348,977
Basic earnings per share for Common and Class B common stock	$2.84	$2.91
Allocation of earnings for Basic:
Common stock	$93,489	$95,521
Class B common stock	9,170	7,466

	$102,659	$102,987

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$110,073	$113,298
Less: distributed and undistributed earnings allocated to restricted common stock	7,411	10,297

Earnings allocated to Watsco, Inc. shareholders	$102,662	$103,001

Weighted-average common shares outstanding – Basic	36,192,597	35,348,977
Effect of dilutive stock options	109,231	155,403

Weighted-average common shares outstanding – Diluted	36,301,828	35,504,380

Diluted earnings per share for Common and Class B common stock	$2.83	$2.90

Anti-dilutive stock options not included above	169,916	143,372
Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At March 31, 2023 and 2022, our outstanding Class B common stock was convertible into 3,232,844, and 2,562,448 shares of our Common stock, respectively.

10 of 24

4.	OTHER COMPREHENSIVE INCOME
Other comprehensive income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency.
The change in accumulated other comprehensive loss, net of tax, was as follows:

Quarters Ended March 31,	2023	2022
Foreign currency translation adjustment:
Beginning balance	$(47,710)	$(34,176)
Current period other comprehensive income	170	2,935

Ending balance	$(47,540)	$(31,241)

5.	ACQUISITION
Capitol District Supply Co., Inc.
On March 3, 2023, one of our wholly owned subsidiaries acquired Capitol District Supply Co., Inc., a distributor of air conditioning and heating products with annual sales of approximately $13,000, operating from three locations in New York. Consideration for the purchase consisted of
 $1,282 in cash, net of cash acquired of $144, and $1,851 for repayment of indebtedness.
The results of operations of this acquisition have been included in the condensed consolidated unaudited financial statements from its date of acquisition. The pro forma effect of this acquisition was not deemed significant to the condensed consolidated unaudited financial statements.

6.	DEBT
On March 16, 2023, we entered into an unsecured, five-year $600,000 syndicated multicurrency revolving credit agreement, which replaced in its entirety our prior five-year $560,000 unsecured revolving credit agreement that was nearing maturity. Proceeds from the new facility were used to repay the
$235,500 outstanding under the prior facility. Additional proceeds may be used for, among other things, funding seasonal working capital needs and other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases, and issuances of letters of credit. The revolving
credit facility has a seasonal component from October 1 to March 31, during which the borrowing capacity may be reduced to $500,000 at our discretion (which effectively reduces fees payable in respect of the unused portion of the commitment). Included in the revolving
credit facility are a $125,000 swingline loan sublimit, a $10,000 letter of credit sublimit, a $75,000 alternative currency borrowing sublimit, and an $10,000 Mexican borrowing subfacility. The credit agreement matures on March 16, 2028.
Borrowings under the
re
volving
credit facility bear interest at either Term Secured Overnight Fin ancin
g Rate (“SOFR”) or Daily Simple SOFR-based rates plus 0.10%, plus a spread which ranges from 100.0 to 137.5 basis-points (Term SOFR and Daily Simple SOFR plus 100.0 basis-points at March 31, 2023), depending on our ratio of total debt to EBITDA, or on rates based on the highest of the Federal Funds Effective Rate plus 0.5%, the Prime Rate or Term SOFR plus 1.0%, in each case plus a spread which ranges from 0 to 50.0 basis-points (0 basis-points at March 31, 2023), depending on our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment under the revolving credit agreement, ranging from 12.5 to 27.5 basis-points

(
12.5 basis-points at March 31, 2023). We paid fees of $580 in connection with entering into the revolving credit agreement, which are being amortized ratably through the maturity of the facility in March 2028.
At March 31, 2023, $197,600 was outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2023.

7.	DERIVATIVES
We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.
Derivatives Not Designated as Hedging Instruments
We have entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at March 31, 2023 was $14,100, and such contracts expired in April 2023.

11 of 24

We recognized losses of $394 and $323 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2023 and 2022, respectively.
The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets. See Note 8.

	Asset Derivatives		Liability Derivatives
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	—	—	35	—

Total derivative instruments	$—	$—	$35	$—

8.	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at March 31, 2023 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$678	$678	—	—
Private equities	Other assets	$1,000	—	—	$1,000
Liabilities:
Derivative financial instruments	Accrued expenses and other current liabilities	$35	—	$35	—

			Fair Value Measurements at December 31, 2022 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$678	$678	—	—
Private equities	Other assets	$1,000	—	—	$1,000
The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:
Equity securities
– these investments are exchange-traded equity securities. Fair values for these investments are based on closing stock prices from active markets and are therefore classified within Level 1 of the fair value hierarchy.
Private equities
– other investment in which fair value inputs are unobservable and are therefore classified within Level 3 of the fair value hierarchy.
Derivative financial instruments
– these derivatives are foreign currency forward and option contracts. See Note 7. Fair value is based on observable market inputs, such as forward rates in active markets; therefore, we classify these derivatives within Level 2 of the valuation hierarchy.

9.	SHAREHOLDERS’ EQUITY
At-the-Market
Offering Program
On February 25, 2022, we entered into an amended and restated sales agreement with Robert W. Baird & Co. Inc. and Goldman Sachs & Co. LLC, which enables the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for a maximum aggregate offering amount of up to $300,000 (the “ATM Program”). The offer and sale of our Common stock pursuant to the ATM Program has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form
S-3
(File
No. 333-260758).
As of March 31, 2023, no shares of Common stock had been sold under the ATM Program.

12 of 24

Common Stock Dividends
We paid cash dividends of $2.45 and $1.95 per share o
n
both Common and Class B common stock during the quarters ended March 31, 2023 and 2022, respectively.
Restricted Stock
During the quarter ended March 31, 2023,
 a total of
6,047 shares of Common and Class B common stock with an aggregate fair market value of $1,664 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from the exercise of stock options during the quarters ended March 31, 2023 and 2022 was $8,168 and $3,955, respectively.
During quarter ended March 31, 2023,
 a tot
al of
 15,655 shares of Common stock with an aggregate fair market value of $4,788 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.
Employee Stock Purchase Plan
During the quarters ended March 31, 2023 and 2022, we received net proceeds of $579 and $465, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

10.	COMMITMENTS AND CONTINGENCIES
Litigation, Claims, and Assessments
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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers several factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $12,590 and $12,256 at March 31, 2023 and December 31, 2022, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

11.	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 62% and 56% of all inventory purchases made during the quarters ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, approximately $205,000 and $88,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2023 and 2022 included approximately $22,000 and $21,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.
A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters ended March 31, 2023 and 2022, fees for services performed were $13 and $32, respectively, and $4 and $1 was payable at March 31, 2023 and December 31, 2022, respectively.

13 of 24

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

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see “Economic and Marketplace Dynamics” in the discussion below, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

The following information should be read in conjunction with the condensed consolidated unaudited financial statements, including the notes thereto, included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

14 of 24

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At March 31, 2023, we operated from 673 locations in 42 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

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

The sale of high-efficiency systems has long been a focus of ours, and we have invested in tools and technology intended to capture an increasingly richer sales mix over time. In addition, regulatory mandates will periodically increase the required minimum Seasonal Energy Efficiency Ratio rating, referred to as SEER, thus providing a catalyst for greater sales of higher-efficiency systems. Recently enacted regulations increased the current minimum SEER beginning in 2023 (generally, to 14 SEER from 13 SEER in the Northern U.S. and to 15 SEER from 14 SEER for the Southern U.S.).

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

15 of 24

Economic and Marketplace Dynamics

The ongoing global economic recovery from the COVID-19 pandemic has caused challenges resulting in inflationary pressure and supply chain disruptions. Certain of our manufacturers and suppliers continue to experience some level of supply chain disruptions caused by component availability, labor shortages, transportation delays, and other logistical challenges, resulting in longer lead times and constrained availability of HVAC/R products. These challenges were exacerbated by the regulatory transition to higher SEER products that became effective in 2023. Our ability to fulfill contractor demand at various points during the first quarter of 2023 was impacted by these supply chain disruptions, and we estimate the impact was approximately 3% of lost revenues. We cannot reasonably estimate the future impact of supply chain disruptions to the extent that these disruptions become more pronounced than current conditions. Despite these disruptions, we experienced modest growth in sales during the first quarter of 2023.

We continue to take proactive steps to limit the impact of these disruptions and are working closely with our suppliers to ensure availability of products. Also, we continue to actively monitor the situation and may take further actions that alter our business.

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

Our critical accounting estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023. We believe that there have been no significant changes during the quarter ended March 31, 2023 to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters ended March 31, 2023 and 2022:

	2023	2022
Revenues	100.0%	100.0%
Cost of sales	71.1	70.4

Gross profit	28.9	29.6
Selling, general and administrative expenses	18.5	18.6
Other income	0.2	0.3

Operating income	10.6	11.2
Interest expense, net	0.0	0.0

Income before income taxes	10.6	11.2
Income taxes	2.2	2.3

Net income	8.4	8.9
Less: net income attributable to non-controlling interest	1.3	1.4

Net income attributable to Watsco, Inc.	7.1%	7.4%

Note: Due to rounding, percentages may not total 100.

The following narratives reflect our acquisition of Capitol District Supply Co., Inc. (“Capitol”) in March 2023. We did not acquire any businesses during the quarter ended March 31, 2022.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At both March 31, 2023 and 2022, six locations that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.

16 of 24

The table below summarizes the changes in our locations for the 12 months ended March 31, 2023:

Number of Locations
March 31, 2022	671
Opened	9
Closed	(7)

December 31, 2022	673
Opened	1
Acquired	3
Closed	(4)

March 31, 2023	673

Revenues

	Quarters Ended March 31,
(in millions)	2023	2022	Change
Revenues	$1,550.6	$1,523.6	$27.0	2%

The increase in revenues for the first quarter of 2023 included $1.0 million attributable to new locations acquired and $3.2 million from other locations opened during the preceding 12 months, offset by $1.6 million from locations closed.

	Quarters Ended March 31,
(in millions)	2023	2022	Change
Same-store sales	$1,546.4	$1,522.0	$24.4	2%

The following table presents our revenues, as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales		% Change
	2023	2022	2023	2022
HVAC equipment	68%	67%	2%	32%
Other HVAC products	28%	29%	(2%)	32%
Commercial refrigeration products	4%	4%	12%	35%

HVAC equipment sales reflect a 3% decrease in residential products, which is comprised of unitary compressor-bearing systems, furnaces, and other indoor components, (2% decrease in U.S. markets and an 8% decrease in international markets) and a 23% increase in sales of commercial HVAC equipment (24% increase in U.S. markets and a 20% increase in international markets). Domestic sales of unitary compressor-bearing unitary systems grew 2%, reflecting a 7% decrease in units and a 9% increase in average selling price. Unit demand moderated in 2023 as compared to the same period in 2022, which had particularly strong growth.

Gross Profit

	Quarters Ended March 31,
(in millions)	2023	2022	Change
Gross profit	$448.2	$450.4	$(2.2)	0%
Gross margin	28.9%	29.6%

Gross profit margin declined 70 basis-points primarily due to lower benefit of pricing actions taken by our HVAC equipment suppliers in 2023 as compared to the same period in 2022.

17 of 24

Selling, General and Administrative Expenses

	Quarters Ended March 31,
(in millions)	2023	2022	Change
Selling, general and administrative expenses	$287.1	$283.4	$3.7	1%
Selling, general and administrative expenses as a percentage of revenues	18.5%	18.6%

Selling, general and administrative expenses for the first quarter of 2023 increased primarily due to increased revenues. On a same-store basis, selling, general and administrative expenses increased 1% as compared to 2022 and as a percentage of sales decreased to 18.5% versus 18.6% in 2022, primarily due to increased leverage on fixed costs driven by increased revenues.

Other Income

Other income of $3.6 million and $4.0 million for the first quarters of 2023 and 2022, respectively, represented our share of the net income of Russell Sigler, Inc. (“RSI”), in which we have a 38.1% equity interest.

Interest Expense, Net

Interest expense, net for the first quarter of 2023 increased $0.1 million, or 10%, primarily due to a higher effective interest rate, partially offset by lower average outstanding borrowings, in each case under our revolving credit facility, for the 2023 period as compared to the same period in 2022.

Income Taxes

	Quarters Ended March 31,
(in millions)	2023	2022	Change
Income taxes	$33.8	$35.6	$(1.8)	(5%)
Effective income tax rate	23.3%	23.8%

Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier Global Corporation (“Carrier”), which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The decrease in the effective income tax rate was primarily due to higher share-based compensation deductions in 2023 as compared to the same period in 2022.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended March 31, 2023 decreased $3.2 million, or 3%, compared to the same period in 2022. The decrease was primarily driven by lower gross profit, higher selling, general and administrative expenses, and lower other income, partially offset by a reduction in income taxes and a decrease in net income attributable to the non-controlling interest.

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

18 of 24

As of March 31, 2023, we had $141.0 million of cash and cash equivalents, of which $123.2 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions.

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

Our access to funds under our revolving credit agreement depends on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on the Secured Overnight Financing Rate (“SOFR”), which is one of the base rates under our revolving credit agreement. SOFR has limited historical data and is a secured lending rate, which could give rise to uncertainties and volatility in the benchmark rates. Additionally, disruptions in the credit and capital markets could also result in increased borrowing costs or reduced borrowing capacity under our revolving credit agreement.

Working Capital

Working capital increased to $1,644.7 million at March 31, 2023 from $1,392.2 million at December 31, 2022, due to: (i) higher inventory balances driven by the seasonal ramp-up in inventories in advance of our selling season, new inventory requirements pertaining to the transition to higher minimum efficiency levels for residential HVAC systems that went into effect on January 1, 2023, greater inventory carry as a consequence of various supply chain disruptions, and inflation; (ii) higher accounts receivable consistent with overall increased sales; and (iii) the classification of borrowings under our revolving credit agreement as long-term at March 31, 2023, which were offset by an increase in accounts payable consistent with the change in inventory.

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2023 and 2022 (in millions):

	2023	2022	Change
Cash flows used in operating activities	$(47.4)	$(101.6)	$54.2
Cash flows used in investing activities	$(10.4)	$(8.2)	$(2.2)
Cash flows provided by financing activities	$51.3	$101.4	$(50.1)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash used in operating activities was lower primarily due to a decline in the level of seasonal increases in inventory and the timing of accounts receivable collections, partially offset by lower net income in 2023 as compared to 2022.

Investing Activities

Net cash used in investing activities was higher primarily due to cash consideration paid for our acquisition of Capitol in 2023.

Financing Activities

Net cash provided by financing activities decreased primarily due to lower borrowings and an increase in dividends paid in 2023.

Revolving Credit Agreement

On March 16, 2023, we entered into an unsecured, five-year $600.0 million syndicated multicurrency revolving credit agreement, which replaced in its entirety our prior five-year $560.0 million unsecured revolving credit agreement that was nearing maturity. Proceeds from the new facility were used to repay the $235.5 million outstanding under the prior facility. Additional proceeds may be used for, among other things, funding seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases, and issuances of letters of credit. The revolving credit facility has a seasonal component from October 1 to March 31, during which the borrowing capacity may be reduced to $500.0 million at our discretion (which effectively reduces fees payable in respect of the unused portion of the commitment). Included in the revolving credit facility are a $125.0 million swingline loan sublimit, a $10.0 million letter of credit sublimit, a $75.0 million alternative currency borrowing sublimit, and an $10.0 million Mexican borrowing subfacility. The credit agreement matures on March 16, 2028.

19 of 24

Borrowings under the revolving credit facility bear interest at either Term SOFR or Daily Simple SOFR-based rates plus 0.10%, plus a spread which ranges from 100.0 to 137.5 basis-points (Term SOFR and Daily Simple SOFR plus 100.0 basis-points at March 31, 2023), depending on our ratio of total debt to EBITDA, or on rates based on the highest of the Federal Funds Effective Rate plus 0.5%, the Prime Rate or Term SOFR plus 1.0%, in each case plus a spread which ranges from 0 to 50.0 basis-points (0 basis-points at March 31, 2023), depending on our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment under the revolving credit agreement, ranging from 12.5 to 27.5 basis-points (12.5 basis-points at March 31, 2023). We paid fees of $0.6 million in connection with entering into the revolving credit agreement, which are being amortized ratably through the maturity of the facility in March 2028.

At March 31, 2023, $197.6 million was outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2023.

At-the-Market Offering Program

On February 25, 2022, we entered into an amended and restated sales agreement with Robert W. Baird & Co. Inc. and Goldman Sachs & Co. LLC, which enables the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for a maximum aggregate offering amount of up to $300.0 million (the “ATM Program”). The offer and sale of our Common stock pursuant to the ATM Program has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-260758). As of March 31, 2023, no shares of Common stock had been sold under the ATM Program.

Investment in Unconsolidated Entity

Carrier Enterprise I, one of our joint ventures with Carrier, in which we have an 80% controlling interest, has a 38.1% ownership interest in RSI, an HVAC distributor operating from 35 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.

Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders, consisting of five family siblings, their children and affiliates related to them. Pursuant to the Shareholders’ Agreement, RSI’s shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on the higher of book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price for its 38.1% investment held in RSI. RSI’s shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from RSI’s shareholders the remaining outstanding shares of RSI common stock. At March 31, 2023, the estimated purchase amount we would be contingently liable for was approximately $356.0 million. We believe that our operating cash flows, cash on hand, funds available for borrowing under our revolving credit agreement, or use of the ATM Program would be sufficient to purchase any additional ownership interests in RSI.

Acquisitions

On March 3, 2023, one of our wholly owned subsidiaries acquired Capitol, a distributor of air conditioning and heating products with annual sales of approximately $13.0 million, operating from three locations in New York. Consideration for the purchase consisted of $1.3 million in cash, net of cash acquired of $0.1 million, and $1.8 million for repayment of indebtedness.

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

Common Stock Dividends

We paid cash dividends of $2.45 and $1.95 per share on Common and Class B common stock during the quarters ended March 31, 2023 and 2022, respectively. On April 3, 2023, our Board of Directors declared a regular quarterly cash dividend of $2.45 per share of both Common and Class B common stock that was paid on April 28, 2023 to shareholders of record as of April 17, 2023. Future dividends and changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.

20 of 24

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At March 31, 2023, there were 1,129,087 shares remaining authorized for repurchase under the program. The IRA includes, among other provisions, a 1% excise tax on stock repurchases effective January 1, 2023. In considering any further stock repurchases under our repurchase program, we intend to evaluate the impact of the IRA’s 1% excise tax.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 10 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims, and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended March 31, 2023 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 13, 2023, we issued 35,533 shares of our Common stock to our Profit Sharing Retirement Plan & Trust (the “Plan”) representing the employer match under the Plan for the plan year ended December 31, 2022, without registration. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(2) thereof. The Plan is a profit sharing retirement plan that is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Plan are held in a single trust fund for the benefit of our employees, and the Plan does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Plan as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

21 of 24

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	6,047	$275.19	—	$—
February 1, 2023 to February 28, 2023	—	—	—	—
March 1, 2023 to March 31, 2023	—	—	—	—

Total	6,047	$275.19	—	$—

(1)	During the quarter ended March 31, 2023, we purchased an aggregate of 6,047 shares of our common stock to satisfy the tax withholding obligations in connection with the vesting of restricted stock.

22 of 24

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

10.1#*	Twenty-fourth Amendment dated January 1, 2023 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.

10.2	Credit Agreement, dated as of March 16, 2023, by and among Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Mexico, S. de R.L. de C.V., as Borrowers, the Other Lenders From Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 22, 2023 and incorporated herein by reference).

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.
*	Management contract or compensation plan or arrangement.

23 of 24

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 5, 2023	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

24 of 24