Form 10-Q
period 2023-06-30
WATSCO INC
filed 2023-08-03
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023
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
of the Exchange Act).     Yes  ☐
    No  ☒
The registrant’s common stock outstanding as of August 1, 2023 comprised (i) 33,537,550 shares of Common stock, $0.50 par value per share, excluding 4,778,988 treasury shares and (ii) 5,529,187 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$2,003,084	$2,133,755	$3,553,725	$3,657,325
Cost of sales	1,440,462	1,538,222	2,542,946	2,611,434

Gross profit	562,622	595,533	1,010,779	1,045,891
Selling, general and administrative expenses	304,155	314,753	591,212	598,107
Other income	7,238	6,317	10,878	10,362

Operating income	265,705	287,097	430,445	458,146
Interest expense, net	3,415	1,110	4,030	1,668

Income before income taxes	262,290	285,987	426,415	456,478
Income taxes	56,887	60,481	90,641	96,082

Net income	205,403	225,506	335,774	360,396
Less: net income attributable to non-controlling interest	32,639	32,949	52,937	54,541

Net income attributable to Watsco, Inc.	$172,764	$192,557	$282,837	$305,855

Earnings per share for Common and Class B common stock:
Basic	$4.43	$4.94	$7.27	$7.86

Diluted	$4.42	$4.93	$7.25	$7.83

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$205,403	$225,506	$335,774	$360,396
Other comprehensive income (loss), net of tax Foreign currency translation adjustment	7,115	(9,381)	7,375	(5,000)

Other comprehensive income (loss)	7,115	(9,381)	7,375	(5,000)

Comprehensive income	212,518	216,125	343,149	355,396
Less: comprehensive income attributable to non-controlling interest	34,974	29,833	55,362	52,871

Comprehensive income attributable to Watsco, Inc.	$177,544	$186,292	$287,787	$302,525

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$162,526	$147,505
Accounts receivable, net	990,663	747,110
Inventories, net	1,689,309	1,370,173
Other current assets	40,070	33,951

Total current assets	2,882,568	2,298,739
Property and equipment, net	128,065	125,424
Operating lease right-of-use assets	334,376	317,314
Goodwill	431,592	430,711
Intangible assets, net	175,766	175,191
Investment in unconsolidated entity	141,082	132,802
Other assets	9,562	8,033

	$4,103,011	$3,488,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term obligations	$93,099	$90,597
Borrowings under revolving credit agreement	—	56,400
Accounts payable	602,462	456,128
Accrued expenses and other current liabilities	260,438	303,397

Total current liabilities	955,999	906,522

Long-term obligations:
Borrowings under revolving credit agreement	342,900	—
Operating lease liabilities, net of current portion	247,928	232,144
Finance lease liabilities, net of current portion	10,975	11,388

Total long-term obligations	601,803	243,532

Deferred income taxes and other liabilities	93,159	89,882

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	19,155	19,054
Class B common stock, $0.50 par value	2,791	2,757
Preferred stock, $0.50 par value	—	—
Paid-in capital	1,023,147	973,060
Accumulated other comprehensive loss, net of tax	(42,760)	(47,710)
Retained earnings	1,121,944	1,029,516
Treasury stock, at cost	(86,630)	(87,440)

Total Watsco, Inc. shareholders’ equity	2,037,647	1,889,237
Non-controlling interest	414,403	359,041

Total shareholders’ equity	2,452,050	2,248,278

	$4,103,011	$3,488,214

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2022	38,749,887	$21,811	$973,060	$(47,710)	$1,029,516	$(87,440)	$359,041	$2,248,278
Net income					110,073		20,298	130,371
Other comprehensive income				170			90	260
Issuances of restricted shares of common stock	116,510	58	(58)					—
Forfeitures of restricted shares of common stock	(2,000)	(1)	1					—
Common stock contribution to 401(k) plan	35,533	18	8,844					8,862
Stock issuances from exercise of stock options and employee stock purchase plan	75,186	38	12,947					12,985
Issuance of Class B common stock	632	—	200					200
Retirement of common stock	(21,702)	(11)	(6,441)					(6,452)
Share-based compensation			8,763					8,763
Cash dividends declared and paid on Common and Class B common stock, $ 2.45 per share					(94,970)			(94,970)

Balance at March 31, 2023	38,954,046	21,913	997,316	(47,540)	1,044,619	(87,440)	379,429	2,308,297

Net income					172,764		32,639	205,403
Other comprehensive income				4,780			2,335	7,115
Issuances of restricted shares of common stock	38,000	19	(19)					—
Forfeitures of restricted shares of common stock	(467)	—	—					—
Stock issuances from exercise of stock options and employee stock purchase plan	30,794	15	5,622					5,637
Retirement of common stock	(1,737)	(1)	(594)					(595)
Share-based compensation			6,828					6,828
Net proceeds from the sale of Common stock	45,000		13,994			810		14,804
Cash dividends declared and paid on Common and Class B common stock, $ 2.45 per share					(95,439)			(95,439)

Balance at June 30, 2023	39,065,636	$21,946	$1,023,147	$(42,760)	$1,121,944	$(86,630)	$414,403	$2,452,050

Continued on next page.

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2021	38,799,632	$21,836	$1,003,932	$(34,176)	$760,796	$(87,440)	$332,467	$1,997,415
Net income					113,298		21,592	134,890
Other comprehensive income				2,935			1,446	4,381
Issuances of restricted shares of common stock	105,882	53	(53)					—
Common stock contribution to 401(k) plan	21,532	11	6,726					6,737
Stock issuances from exercise of stock options and employee stock purchase plan	24,850	12	4,408					4,420
Share-based compensation			8,667					8,667
Cash dividends declared and paid on Common and Class B common stock, $ 1.95 per share					(75,795)			(75,795)

Balance at March 31, 2022	38,951,896	21,912	1,023,680	(31,241)	798,299	(87,440)	355,505	2,080,715

Net income					192,557		32,949	225,506
Other comprehensive (loss)				(6,265)			(3,116)	(9,381)
Issuances of restricted shares of common stock	21,177	11	(11)					—
Forfeitures of restricted shares of common stock	(10,000)	(5)	5					—
Common stock contribution to 401(k) plan	28	—	9					9
Stock issuances from exercise of stock options and employee stock purchase plan	21,939	11	3,796					3,807
Retirement of common stock	(8,181)	(4)	(2,175)					(2,179)
Share-based compensation			6,987					6,987
Cash dividends declared and paid on Common and Class B common stock, $ 2.20 per share					(85,689)			(85,689)

Balance at June 30, 2022	38,976,859	$21,925	$1,032,291	$(37,506)	$905,167	$(87,440)	$385,338	$2,219,775

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$335,774	$360,396
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,615	15,376
Share-based compensation	13,529	14,961
Provision for doubtful accounts	1,405	4,139
Deferred income tax provision	3,442	4,098
Other income from investment in unconsolidated entity	(10,878)	(10,362)
Other, net	8,381	6,853
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(243,440)	(289,478)
Inventories, net	(313,634)	(366,359)
Accounts payable and other liabilities	103,442	332,217
Other, net	(3,815)	1,231

Net cash (used in) provided by operating activities	(89,179)	73,072

Cash flows from investing activities:
Capital expenditures	(15,831)	(18,952)
Business acquisitions, net of cash acquired	(2,989)	(47)
Proceeds from sale of property and equipment	1,232	111

Net cash used in investing activities	(17,588)	(18,888)

Cash flows from financing activities:
Net proceeds under current revolving credit agreement	342,900	—
Net proceeds from the sale of Common stock	15,179	—
Net proceeds from issuances of Common stock under employee-related plans	13,827	8,228
Payment of fees related to revolving credit agreement	(580)	—
Net repayments of finance lease liabilities	(1,795)	(1,437)
Repurchases of common stock to satisfy employee withholding tax obligations	(2,254)	(2,179)
Net (repayments) proceeds under prior revolving credit agreement	(56,400)	114,600
Dividends on Common and Class B common stock	(190,409)	(161,484)

Net cash provided by (used in) financing activities	120,468	(42,272)

Effect of foreign exchange rate changes on cash and cash equivalents	1,320	(1,131)

Net increase in cash and cash equivalents	15,021	10,781
Cash and cash equivalents at beginning of period	147,505	118,268

Cash and cash equivalents at end of period	$162,526	$129,049

See accompanying notes to condensed consolidated unaudited financial statements.

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2023
(In thousands, except share and per share data)
1. BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying June 30, 2023 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2022 Annual Report on Form
10-K.
The condensed consolidated unaudited financial statements include the accounts of Watsco, all of its wholly owned subsidiaries, the accounts of four joint ventures with Carrier Global Corporation, which we refer to as Carrier, in which we have a controlling interest, the accounts of Carrier InterAmerica Corporation, in which we have an 80% controlling interest, and Carrier has a 20%
non-controlling
interest, and our 38.1% investment in Russell Sigler, Inc., which is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the quarter and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
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

2. REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Primary Geographical Regions:
United States	$1,799,031	$1,934,435	$3,194,035	$3,305,775
Canada	107,360	113,159	188,623	202,582
Latin America and the Caribbean	96,693	86,161	171,067	148,968

	$2,003,084	$2,133,755	$3,553,725	$3,657,325

Major Product Lines:
HVAC equipment	69%	70%	69%	69%
Other HVAC products	27%	26%	27%	28%
Commercial refrigeration products	4%	4%	4%	3%

	100%	100%	100%	100%

3. EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$172,764	$192,557	$282,837	$305,855
Less: distributed and undistributed earnings allocated to restricted common stock	11,933	17,600	19,341	27,902

Earnings allocated to Watsco, Inc. shareholders	$160,831	$174,957	$263,496	$277,953

Weighted-average common shares outstanding—Basic	36,304,824	35,403,171	36,249,021	35,376,223
Basic earnings per share for Common and Class B common stock	$4.43	$4.94	$7.27	$7.86
Allocation of earnings for Basic:
Common stock	$146,511	$162,229	$239,999	$257,716
Class B common stock	14,320	12,728	23,497	20,237

	$160,831	$174,957	$263,496	$277,953

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$172,764	$192,557	$282,837	$305,855
Less: distributed and undistributed earnings allocated to restricted common stock	11,916	17,570	19,322	27,856

Earnings allocated to Watsco, Inc. shareholders	$160,848	$174,987	$263,515	$277,999

Weighted-average common shares outstanding—Basic	36,304,824	35,403,171	36,249,021	35,376,223
Effect of dilutive stock options	125,113	117,992	117,216	136,595

Weighted-average common shares outstanding—Diluted	36,429,937	35,521,163	36,366,237	35,512,818

Diluted earnings per share for Common and Class B common stock	$4.42	$4.93	$7.25	$7.83

Anti-dilutive stock options not included above	24,328	185,872	79,271	167,441

Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At June 30, 2023 and 2022, our outstanding Class B common stock was convertible into 3,232,419 and 2,575,604 shares of our Common stock, respectively.
4. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency.
The change in accumulated other comprehensive loss, net of tax, was as follows:

Six Months Ended June 30,	2023	2022
Foreign currency translation adjustment:
Beginning balance	$(47,710)	$(34,176)
Current period other comprehensive income (loss)	4,950	(3,330)

Ending balance	$(42,760)	$(37,506)

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
Borrowings under the revolving credit facility bear interest at either Term Secured Overnight Financing Rate (“SOFR”) or Daily Simple SOFR-based rates plus 0.10%, plus a spread which ranges from 100.0 to 137.5 basis-points (Term SOFR and Daily Simple SOFR plus 100.0 basis-points at June 30, 2023), depending on our ratio of total debt to EBITDA, or on rates based on the highest of the Federal Funds Effective Rate plus 0.5%, the Prime Rate or Term SOFR plus 1.0%, in each case plus a spread which ranges from 0 to 50.0 basis-points (0 basis-points at June 30, 2023), depending on our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment under the revolving credit agreement, ranging from 12.5 to 27.5 basis-points (12.5 basis-points at June 30, 2023). We paid fees of $580 in connection with entering into the revolving credit agreement, which are being amortized ratably through the maturity of the facility in March 2028.
At June 30, 2023, $342,900 was outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2023.
7. DERIVATIVES
We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.

Derivatives Not Designated as Hedging Instruments
We have entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at June 30, 2023 was $18,800, and such contracts expired in July 2023.
We recognized losses of $1,658 and $52 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended June 30, 2023 and 2022, respectively. We recognized losses of $2,052 and $375 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the six months ended June 30, 2023 and 2022, respectively.
The following table summarizes the fair value of derivative instruments, which consist solely of foreign exchange contracts, included in other current assets in our condensed consolidated unaudited balance sheets. See Note 8.

	Asset Derivatives		Liability Derivatives
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	9	—	—	—

Total derivative instruments	$9	$—	$—	$—

8. FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at June 30, 2023 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$9	—	$9	—
Equity securities	Other assets	$779	$779	—	—
Private equities	Other assets	$1,000	—	—	$1,000

		Total	Fair Value Measurements at December 31, 2022 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$678	$678	—	—
Private equities	Other assets	$1,000	—	—	$1,000
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

1
2

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
(File
No. 333-260758).
During the quarter and six months ended June 30, 2023, we
 issued and

sold 45,000 shares of Common stock under the ATM Program for net proceeds of $15,179. Direct costs of $375 incurred in connection with the offering were charged against the proceeds from the sale of Common stock and reflected as a reduction of paid-in
capital. At June 30, 2023, $284,745 remained available for sale under the ATM Program.
Common Stock Dividends
We paid cash dividends of $2.45, $2.20, $4.90, and $4.15 per share on both Common and Class B common stock during the quarters and six months ended June 30, 2023 and 2022, respectively.
Restricted Stock
During the six months ended June 30, 2023, a total of 6,047 shares of Common and Class B common stock with an aggregate fair market value of $1,664 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery. During the quarter and six months ended June 30, 2022, 8,181 shares of Class B common stock with an aggregate fair market value of $2,179 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from the exercise of stock options during the quarters and six months ended June 30, 2023 and 2022, was $4,526, $3,267, $12,694, and $7,222, respectively.
During the quarter and six months ended June 30, 2023, 1,737 shares of Common stock with an aggregate fair market value of $595, and 17,392 shares of Common stock with an aggregate fair market value of $5,383, respectively, were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.
Employee Stock Purchase Plan
During the quarters ended June 30, 2023 and 2022, we received net proceeds of $554 and $541, respectively, for shares of our Common stock purchased under our employee stock purchase plan. During the six months ended June 30, 2023 and 2022, we received net proceeds of $1,133 and $1,006, respectively, for shares of our Common stock purchased under our employee stock purchase plan.
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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers several factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $10,961 and $12,256 at June 30, 2023 and December 31, 2022, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

11. RELATED PARTY TRANSACTIONS
P
urchases from Carrier and its affiliates comprised 66% and 60% of all inventory purchases made during th
e quarters ended June 30, 2023 and 2022, respectively. Purchases from Carrier and its affiliates comprised 65% and 58% of all inventory purchases made during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, approximately $214,000 and $88,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2023 and 2022 included approximately $32,000, $29,000, $54,000, and $50,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.
A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and six months ended June 30, 2023 and 2022, fees for services performed were $58, $97, $71 and $129, respectively, and $25 and $1 was payable at June 30, 2023 and December 31, 2022, respectively.

1
4

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
10-K
for the year ended December 31, 2022.
Company Overview
Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At June 30, 2023, we operated from 673 locations in 42 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.
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
2
e Emissions
We believe that our business plays an important and significant role in the drive to lower CO
2
e emissions. According to the United States Department of Energy, heating and air conditioning accounts for roughly half of household energy consumption in the United States. As such, replacing older, less efficient HVAC systems with higher efficiency systems is one of the most meaningful steps homeowners can take to reduce their electricity costs and carbon footprints.
The overwhelming majority of new HVAC systems that we sell replace systems that likely operate below current minimum efficiency standards in the United States and may use more harmful refrigerants that have been, or are being, phased-out. As
consumers replace HVAC systems with new, higher-efficiency systems, homeowners will consume less energy, save costs, and reduce their carbon footprints.
The sale of high-efficiency systems has long been a focus of ours, and we have invested in tools and technology intended to capture an increasingly richer sales mix over time. In addition, regulatory mandates will likely periodically increase the required minimum Seasonal Energy Efficiency Ratio rating, referred to as SEER, thus providing a catalyst for greater sales of higher-efficiency systems. Recently enacted regulations increased the current minimum SEER beginning in 2023 (generally, to 14 SEER from 13 SEER in the Northern U.S. and to 15 SEER from 14 SEER for the Southern U.S.).
We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Based on estimates validated by independent sources, we averted an estimated 17.4 million metric tons of CO
2
e emissions from January 1, 2020 to June 30, 2023 through the sale of replacement residential HVAC systems at higher-efficiency standards.
Federal Tax Credits and State Incentives
Demand for higher-efficiency products, such as variable-speed systems and heat pumps, is expected to increase due to the passage of the U.S. Inflation Reduction Act of 2022 (the “IRA”) in August 2022. This legislation is intended, in part, to promote the replacement of existing systems in favor of high-efficiency heat pump systems that reduce greenhouse gas emissions, as compared to older systems, and thereby combat climate change. Programs under the IRA include enhanced tax credits for homeowners who install qualifying HVAC equipment and tax deductions for owners of commercial buildings that are upgraded to achieve defined energy savings. The IRA also sets aside $4.3 billion for state-administered consumer rebate programs designed to promote energy savings for low and medium-income households, including HVAC systems. Further details, including qualifying products, specific programs, and other regulatory requirements contemplated by the IRA are being determined and are expected to be launched during 2023.
Economic and Marketplace Dynamics
The global economic recovery from the
COVID-19
pandemic has included challenges such as
inflationary
pressure and supply chain disruptions. Certain of our manufacturers and suppliers continue to experience some level of supply chain disruptions caused by reduced component availability, labor shortages, transportation delays, and other logistical challenges, resulting in longer lead times and constrained availability of HVAC/R products. These challenges were exacerbated by the regulatory transition to higher SEER products that became effective in 2023. Revenues for the first half of 2023 reflected temporary production and availability delays by one of our primary OEM partners. We estimate that revenues were negatively impacted by approximately 4% both during the quarter and six months ended June 30, 2023, in each case due to constrained availability of inventory. Our OEMs are working to improve their supply chains and product availability in order to help us meet our customers’ needs.
We cannot estimate the future impact of supply chain disruptions to the extent that these disruptions become more pronounced than current conditions. We continue to take proactive steps to limit the impact of these disruptions and are working closely with our suppliers to ensure the availability of products. Also, we continue to actively monitor the situation and may take further actions that alter our business.
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
Our critical accounting estimates are included in our Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on February 24, 2023. We believe that there have been no significant changes during the quarter ended June 30, 2023 to the critical accounting estimates disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2022.

Results of Operations
The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and six months ended June 30, 2023 and 2022:

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.9	72.1	71.6	71.4

Gross profit	28.1	27.9	28.4	28.6
Selling, general and administrative expenses	15.2	14.8	16.6	16.4
Other income	0.4	0.3	0.3	0.3

Operating income	13.3	13.5	12.1	12.5
Interest expense, net	0.2	0.1	0.1	0.0

Income before income taxes	13.1	13.4	12.0	12.5
Income taxes	2.8	2.8	2.6	2.6

Net income	10.3	10.6	9.4	9.9
Less: net income attributable to non-controlling interest	1.6	1.5	1.5	1.5

Net income attributable to Watsco, Inc.	8.6%	9.0%	8.0%	8.4%

Note: Due to rounding, percentages may not total 100.
The following narratives reflect our acquisition of Capitol District Supply Co., Inc. (“Capitol”) in March 2023. We did not acquire any businesses during the quarter ended June 30, 2023 or the quarter or six months ended June 30, 2022.
In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At June 30, 2023 and 2022, four and nine locations, respectively, that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.
The table below summarizes the changes in our locations for the 12 months ended June 30, 2023:

Number of Locations
June 30, 2022	673
Opened	4
Closed	(4)

December 31, 2022	673
Opened	3
Acquired	3
Closed	(6)

June 30, 2023	673

Second Quarter of 2023 Compared to Second Quarter of 2022
Revenues

	Quarters Ended June 30,
(in millions)	2023	2022	Change
Revenues	$2,003.1	$2,133.8	$(130.7)	(6%)
The decrease in revenues for the second quarter of 2023 included $2.4 million from locations closed, offset by $3.6 million attributable to new locations acquired and $3.1 million from other locations opened during the preceding 12 months.

	Quarters Ended June 30,
(in millions)	2023	2022	Change
Same-store sales	$1,996.3	$2,131.3	$(135.0)	(6%)

The following table presents our revenues, as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales		% Change
	2023	2022	2023	2022
HVAC equipment	69%	70%	(8%)	19%
Other HVAC products	27%	26%	(7%)	23%
Commercial refrigeration products	4%	4%	1%	26%
HVAC equipment sales reflect a 12% decrease in residential products, which is composed of unitary compressor-bearing systems, furnaces, and other indoor components, (13% decrease in U.S. markets and a 2% decrease in international markets) and an 18% increase in sales of commercial HVAC equipment (17% increase in U.S. markets and a 22% increase in international markets). Domestic sales of unitary compressor-bearing systems declined 12%, reflecting a 21% decrease in units and a 9% increase in average selling price.
Gross Profit

	Quarters Ended June 30,
(in millions)	2023	2022	Change
Gross profit	$562.6	$595.5	$(32.9)	(6%	)
Gross margin	28.1%	27.9%
Gross profit margin improved 20 basis-points primarily due to the timing of price increases in 2023 as compared to the same period in 2022.
Selling, General and Administrative Expenses

	Quarters Ended June 30,
(in millions)	2023	2022	Change
Selling, general and administrative expenses	$304.2	$314.8	$(10.6)	(3%	)
Selling, general and administrative expenses as a percentage of revenues	15.2%	14.8%
Selling, general and administrative expenses for the second quarter of 2023 decreased primarily due to lower revenues. On a same-store basis, selling, general and administrative expenses decreased 4% as compared to 2022, primarily due to decreased variable costs commensurate with decreased revenues.
Other Income
Other income of $7.2 million and $6.3 million for the second quarters of 2023 and 2022, respectively, represents our share of the net income of Russell Sigler, Inc. (“RSI”), in which we have a 38.1% equity interest.
Interest Expense, Net

Interest expense, net for the second quarter of 2023 increased $2.3 million, or 208%, primarily due to a higher effective interest rate and higher average borrowings under our revolving credit facility for the 2023 period as compared to the same period in 2022.
Income Taxes

	Quarters Ended June 30,
(in millions)	2023	2022	Change
Income taxes	$56.9	$60.5	$(3.6)	(6%	)
Effective income tax rate	24.6%	23.8%
Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier Global Corporation (“Carrier”), which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The increase in the effective income tax rate was primarily due to higher state income taxes and lower share-based compensation deductions in 2023 as compared to the same period in 2022.

Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco, Inc. for the quarter ended June 30, 2023 decreased $19.8 million, or 10%, compared to the same period in 2022. The decrease was primarily driven by lower revenues and gross profit and higher interest expense, net, partially offset by lower selling, general and administrative expenses, higher other income, and lower income taxes.
First Half of 2023 Compared to First Half of 2022
Revenues

	Six Months Ended June 30,
(in millions)	2023	2022	Change
Revenues	$3,553.7	$3,657.3	$(103.6)	(3%)
The decrease in revenues for the first half of 2023 included $4.0 million from locations closed, offset by $4.7 million attributable to new locations acquired and $6.3 million from other locations opened during the preceding 12 months.

	Six Months Ended June 30,
(in millions)	2023	2022	Change
Same-store sales	$3,542.7	$3,653.3	$(110.6)	(3%)
The following table presents our revenues, as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales		% Change
	2023	2022	2023	2022
HVAC equipment	69%	69%	(4%)	24%
Other HVAC products	27%	28%	(5%)	27%
Commercial refrigeration products	4%	3%	6%	30%
HVAC equipment sales reflect a 9% decrease in residential products, which is composed of unitary compressor-bearing systems, furnaces, and other indoor components, (9% decrease in U.S. markets and a 4% decrease in international markets) and a 21% increase in sales of commercial HVAC equipment (21% increase in U.S. markets and a 21% increase in international markets). Domestic sales of unitary compressor-bearing systems declined 7%, reflecting a 16% decrease in units and a 9% increase in average selling price.
Gross Profit

	Six Months Ended June 30,
(in millions)	2023	2022	Change
Gross profit	$1,010.8	$1,045.9	$(35.1)	(3%	)
Gross margin	28.4%	28.6%
Gross profit margin declined 20 basis-points primarily due to less beneficial pricing actions taken by our HVAC equipment suppliers in 2023 as compared to the same period in 2022.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
(in millions)	2023	2022	Change
Selling, general and administrative expenses	$591.2	$598.1	$(6.9)	(1%	)
Selling, general and administrative expenses as a percentage of revenues	16.6%	16.4%
Selling, general and administrative expenses for the first half of 2023 decreased primarily due to lower variable costs commensurate with the decline in revenues.

Other Income
Other income of $10.9 million and $10.4 million for the first half of 2023 and 2022, respectively, represents our share of the net income of RSI, in which we have a 38.1% equity interest.
Interest Expense, Net

Interest expense, net for the first half of 2023 increased $2.4 million, or 142%, primarily due to a higher effective interest rate, partially offset by lower average outstanding borrowings, in each case under our revolving credit facility, for the 2023 period as compared to the same period in 2022.
Income Taxes

	Six Months Ended June 30,
(in millions)	2023	2022	Change
Income taxes	$90.6	$96.1	$(5.5)	(6%)
Effective income tax rate	24.1%	23.8%
Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier Global Corporation (“Carrier”), which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The increase in the effective income tax rate was primarily due to higher state income taxes partially offset by higher share-based compensation deductions in 2023 as compared to the same period in 2022.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco, Inc. for the first half of 2023 decreased $23.0 million, or 8%, compared to the same period in 2022. The decrease was primarily driven by lower revenues and gross profit and higher interest expense, net, partially offset by lower selling, general and administrative expenses, higher other income, and lower income taxes.
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
As of June 30, 2023, we had $162.5 million of cash and cash equivalents, of which $116.2 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions.
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
Working Capital
Working capital increased to $1,926.6 million at June 30, 2023 from $1,392.2 million at December 31, 2022, due to: (i) higher inventory balances driven by the seasonal ramp-up
in inventories in connection with our selling season, new inventory requirements pertaining to the transition to higher minimum efficiency levels for residential HVAC systems that went into effect on January 1, 2023, greater inventory carry as a consequence of various supply chain disruptions, and inflation; (ii) higher accounts receivable due to the seasonality of our business; and (iii) the classification of borrowings under our revolving credit agreement as long-term at June 30, 2023, which were offset by an increase in accounts payable consistent with the change in inventory.
Cash Flows
The following table summarizes our cash flow activity for the six months ended June 30, 2023 and 2022 (in millions):

	2023	2022	Change
Cash flows (used in) provided by operating activities	$(89.2)	$73.1	$(162.3)
Cash flows used in investing activities	$(17.6)	$(18.9)	$1.3
Cash flows provided by (used in) financing activities	$120.5	$(42.3)	$162.8
The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form
10-Q.
Operating Activities
The decrease in net cash provided by operating activities was primarily due to the timing of vendor payments and lower net income in 2023 as compared to 2022, partially offset by the timing of collections and inventory purchases.
Investing Activities
Net cash used in investing activities was lower primarily due to lower capital expenditures and higher proceeds from the sale of property and equipment partially offset by cash consideration paid for our acquisition of Capitol in 2023.
Financing Activities
Net cash provided by financing activities increased primarily due to higher borrowings under our revolving credit agreement and proceeds from the sale of Common stock used for repayments under our revolving credit agreement, partially offset by an increase in dividends paid in 2023.
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
Borrowings under the revolving credit facility bear interest at either Term SOFR or Daily Simple SOFR-based rates plus 0.10%, plus a spread which ranges from 100.0 to 137.5 basis-points (Term SOFR and Daily Simple SOFR plus 100.0 basis-points at June 30, 2023), depending on our ratio of total debt to EBITDA, or on rates based on the highest of the Federal Funds Effective Rate plus 0.5%, the Prime Rate or Term SOFR plus 1.0%, in each case plus a spread which ranges from 0 to 50.0 basis-points (0 basis-points at June 30, 2023), depending on our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment under the revolving credit agreement, ranging from 12.5 to 27.5 basis-points (12.5 basis-points at June 30, 2023). We paid fees of $0.6 million in connection with entering into the revolving credit agreement, which are being amortized ratably through the maturity of the facility in March 2028.

At June 30, 2023, $342.9 million was outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2023.
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
(File
No. 333-260758).
During the quarter and six months ended June 30, 2023, we issued and sold 45,000 shares of Common stock under the ATM Program for net proceeds of $15.2 million. Direct costs of $0.4 million incurred in connection with the offering were charged against the proceeds from the sale of Common stock and reflected as a reduction of paid-in
capital. At June 30, 2023, $284.7 million remained available for sale under the ATM Program.
Investment in Unconsolidated Entity
Carrier Enterprise I, one of our joint ventures with Carrier, in which we have an 80% controlling interest, has a 38.1% ownership interest in RSI, an HVAC distributor operating from 34 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.
Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders, consisting of five Sigler second generation family siblings and their affiliates, who collectively own 55.8% of RSI (the “RSI Majority Holders”) and certain next-generation Sigler family members and an employee, who collectively own 3.1% of RSI (the “RSI Minority Holders” and, together with the RSI Majority Holders, the “RSI Shareholders”). Pursuant to the Shareholders’ Agreement, the RSI Shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on the higher of book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price for its 38.1% investment held in RSI. The RSI Shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from the RSI Shareholders the remaining outstanding shares of RSI common stock. At June 30, 2023, using the criteria set forth in the Shareholders’ Agreement, the valuation of the RSI Shareholders’ RSI common stock was approximately $374.0 million. In July 2023, the Company, Carrier Enterprise I and the RSI Majority Holders entered into an agreement that (1) provides Carrier Enterprise I the discretion, but not the obligation, to fund up to 80% of any purchase from the RSI Majority Holders of their RSI shares, as required under the Shareholders’ Agreement, using Watsco Common stock, (2) provides that any such Watsco common stock actually issued would be valued based on the average volume-weighted average price of the Watsco Common stock for the ten trading days immediately preceding the payment date for the applicable RSI shares and (3) limits the amount of RSI shares that may be collectively sold by the RSI Majority Holders to Carrier Enterprise I under the Shareholders’ Agreement to $125.0 million during any rolling 12-month period. We believe that our operating cash flows, cash on hand, funds available for borrowing under our revolving credit agreement, or use of the ATM Program would be sufficient to purchase any additional ownership interests in
RSI
.
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
Common Stock Dividends
We paid cash dividends of $4.90 and $4.15 per share of Common stock and Class B common stock during the six months ended June 30, 2023 and 2022, respectively. On July 3, 2023, our Board of Directors declared a regular quarterly cash dividend of $2.45 per share of both Common and Class B common stock that was paid on July 31, 2023 to shareholders of record as of July 17, 2023. Future dividends and changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.
Company Share Repurchase Program
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At June 30, 2023, there were 1,129,087 shares remaining authorized for repurchase under the program. The IRA includes, among other provisions, a 1% excise tax on stock repurchases effective January 1, 2023. In considering any further stock repurchases under our repurchase program, we intend to evaluate the impact of the IRA’s 1% excise tax.

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
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 10 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form
10-Q
under the caption “Litigation, Claims, and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form
10-Q.
ITEM 1A. RISK FACTORS
Information about risk factors for the quarter ended June 30, 2023 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2022.
ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2023,
none
of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the Exchange Act or any
“non-Rule
10b5-1
trading arrangement”, as defined in Item 408 of Regulation
S-K.
As previously reported, Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders, consisting of five Sigler second generation family siblings and their affiliates, who collectively own 55.8% of RSI (the “RSI Majority Holders”) and certain next-generation Sigler family members and an employee, who collectively own 3.1% of RSI (the “RSI Minority Holders” and, together with the RSI Majority Holders, the “RSI Shareholders”). Pursuant to the Shareholders’ Agreement, the RSI Shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on the higher of book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price for its 38.1% investment held in RSI. At June 30, 2023, using the criteria set forth in the Shareholders’ Agreement, the valuation of the
RSI
Shareholders’ RSI common stock was approximately $374.0 million.
On July 28, 2023, the Company, Carrier Enterprise I and the RSI Majority Holders entered into an agreement that (1) provides Carrier Enterprise I the discretion, but not the obligation, to fund up to 80% of any purchase from the RSI Majority Holders of their RSI common stock, as required under the Shareholders’ Agreement, using Watsco Common stock (the “Offered Shares”), (2) provides that any Offered Shares actually issued would be valued based on the average volume-weighted average price of the Company’s Common stock for the ten trading days immediately preceding the payment date for the applicable RSI shares and (3) limits the amount of RSI shares that may be collectively sold by the RSI Majority Holders to Carrier Enterprise I under the Shareholders’ Agreement to $125.0 million during any rolling 12-month period. The Company has not issued or sold any Offered Shares, and there is no assurance that the Company will issue and sell any Offered Shares, nor is the number of Offered Shares that may be issued and sold currently determinable.
The Offered Shares that may be issued to the RSI Majority Holders were offered in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. The Company relied on this exemption from registration based in part on representations made by the RSI Majority Holders, including that each RSI Majority Holder is an “accredited investor”, as defined in Rule 501(a) promulgated under the Securities Act.
Additionally, on July 28, 2023, the Company entered into an agreement to acquire all of the assets of an HVAC distribution company, pursuant to which, at closing, the Company would pay $95.0 million, subject to adjustment, to the seller in the form of the Company’s Common stock (the “Purchase Shares”). Based on the closing price of the Company’s Common stock of $359.50 per share, as reported by the New York Stock Exchange on August 2, 2023, the Company would issue approximately 264,256 Purchase Shares. Consummation of this transaction is subject to conditions outside of the Company’s and the seller’s control, and no closing date has been established, nor will the precise number of Purchase Shares be determined until, and subject to, the closing of such transaction. The Purchase Shares that may be issued to the seller were offered in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied on this exemption from registration based in part on representations made by the seller, including that the seller is an “accredited investor”, as defined in Rule 501(a) promulgated under the Securities Act.
The offer and sale of the securities described in this Item 5 have not been registered under the Securities Act or any state securities laws. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This Quarterly Report is not an offer to sell or the solicitation of an offer to buy the securities described herein.

ITEM 6. EXHIBITS

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.

SIGNATURE
Pursuant to the requirements of the
Secu
rities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: August 3, 2023	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)