Form 10-Q
period 2023-09-30
WATSCO INC
filed 2023-11-03
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023
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
of the Exchange Act).

Yes ☐ No ☒
The registrant’s common stock outstanding as of October 30, 2023 comprised (i) 33,866,284 shares of Common stock, $0.50 par value per share, excluding 4,778,988 treasury shares and (ii) 5,527,941 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM
10-Q

2 of 28

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$2,126,845	$2,035,796	$5,680,570	$5,693,121
Cost of sales	1,559,900	1,484,948	4,102,846	4,096,382

Gross profit	566,945	550,848	1,577,724	1,596,739
Selling, general and administrative expenses	319,834	321,522	911,046	919,629
Other income	9,506	6,927	20,384	17,289

Operating income	256,617	236,253	687,062	694,399
Interest expense, net	1,890	483	5,920	2,151

Income before income taxes	254,727	235,770	681,142	692,248
Income taxes	54,103	49,600	144,744	145,682

Net income	200,624	186,170	536,398	546,566
Less: net income attributable to non-controlling interest	29,671	28,529	82,608	83,070

Net income attributable to Watsco, Inc.	$170,953	$157,641	$453,790	$463,496

Earnings per share for Common and Class B common stock:
Basic	$4.36	$4.04	$11.64	$11.90

Diluted	$4.35	$4.03	$11.60	$11.86

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 28

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$200,624	$186,170	$536,398	$546,566
Other comprehensive (loss) income, net of tax Foreign currency translation adjustment	(6,966)	(19,091)	409	(24,091)

Other comprehensive (loss) income	(6,966)	(19,091)	409	(24,091)

Comprehensive income	193,658	167,079	536,807	522,475
Less: comprehensive income attributable to non-controlling interest	27,350	22,040	82,712	74,911

Comprehensive income attributable to Watsco, Inc.	$166,308	$145,039	$454,095	$447,564

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 28

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$175,022	$147,505
Accounts receivable, net	949,317	747,110
Inventories, net	1,549,740	1,370,173
Other current assets	56,493	33,951

Total current assets	2,730,572	2,298,739
Property and equipment, net	134,076	125,424
Operating lease right-of-use assets	362,901	317,314
Goodwill	491,522	430,711
Intangible assets, net	172,473	175,191
Investment in unconsolidated entity	137,596	132,802
Other assets	9,927	8,033

	$4,039,067	$3,488,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of lease liabilities	$98,507	$90,597
Borrowings under revolving credit agreement	—	56,400
Accounts payable	509,308	456,128
Accrued expenses and other current liabilities	279,813	303,397

Total current liabilities	887,628	906,522

Long-term obligations:
Borrowings under revolving credit agreement	105,600	—
Operating lease liabilities, net of current portion	272,154	232,144
Finance lease liabilities, net of current portion	12,585	11,388

Total long-term obligations	390,339	243,532

Deferred income taxes and other liabilities	95,338	89,882

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	19,323	19,054
Class B common stock, $0.50 par value	2,788	2,757
Preferred stock, $0.50 par value	—	—
Paid-in capital	1,138,749	973,060
Accumulated other comprehensive loss, net of tax	(47,405)	(47,710)
Retained earnings	1,197,184	1,029,516
Treasury stock, at cost	(86,630)	(87,440)

Total Watsco, Inc. shareholders’ equity	2,224,009	1,889,237
Non-controlling interest	441,753	359,041

Total shareholders’ equity	2,665,762	2,248,278

	$4,039,067	$3,488,214

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 28

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2022	38,749,887	$21,811	$973,060	$(47,710)	$1,029,516	$(87,440)	$359,041	$2,248,278
Net income					110,073		20,298	130,371
Other comprehensive income				170			90	260
Issuances of restricted shares of common stock	116,510	58	(58)					—
Forfeitures of restricted shares of common stock	(2,000)	(1)	1					—
Common stock contribution to 401(k) plan	35,533	18	8,844					8,862
Stock issuances from exercise of stock options and employee stock purchase plan	75,186	38	12,947					12,985
Issuance of Class B common stock	632	—	200					200
Retirement of common stock	(21,702)	(11)	(6,441)					(6,452)
Share-based compensation			8,763					8,763
Cash dividends declared and paid on Common and Class B common stock, $2.45 per share					(94,970)			(94,970)

Balance at March 31, 2023	38,954,046	21,913	997,316	(47,540)	1,044,619	(87,440)	379,429	2,308,297

Net income					172,764		32,639	205,403
Other comprehensive income				4,780			2,335	7,115
Issuances of restricted shares of common stock	38,000	19	(19)					—
Forfeitures of restricted shares of common stock	(467)	—	—					—
Stock issuances from exercise of stock options and employee stock purchase plan	30,794	15	5,622					5,637
Retirement of common stock	(1,737)	(1)	(594)					(595)
Share-based compensation			6,828					6,828
Net proceeds from the sale of Common stock	45,000		13,994			810		14,804
Cash dividends declared and paid on Common and Class B common stock, $2.45 per share					(95,439)			(95,439)

Balance at June 30, 2023	39,065,636	21,946	1,023,147	(42,760)	1,121,944	(86,630)	414,403	2,452,050

Net income					170,953		29,671	200,624
Other comprehensive (loss)				(4,645)			(2,321)	(6,966)
Issuances of restricted shares of common stock	13,607	7	(7)					—
Forfeitures of restricted shares of common stock	(1,000)	(1)	1					—
Stock issuances from exercise of stock options and employee stock purchase plan	37,399	19	6,610					6,629
Retirement of common stock	(1,328)	—	(467)					(467)
Share-based compensation			7,262					7,262
Common stock issued for Gateway Supply Company, Inc.	280,215	140	102,203					102,343
Cash dividends declared and paid on Common and Class B common stock, $2.45 per share					(95,713)			(95,713)

Balance at September 30, 2023	39,394,529	$22,111	$1,138,749	$(47,405)	$1,197,184	$(86,630)	$441,753	$2,665,762

Continued on next page.

6 of 28

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2021	38,799,632	$21,836	$1,003,932	$(34,176)	$760,796	$(87,440)	$332,467	$1,997,415
Net income					113,298		21,592	134,890
Other comprehensive income				2,935			1,446	4,381
Issuances of restricted shares of common stock	105,882	53	(53)					—
Common stock contribution to 401(k) plan	21,532	11	6,726					6,737
Stock issuances from exercise of stock options and employee stock purchase plan	24,850	12	4,408					4,420
Share-based compensation			8,667					8,667
Cash dividends declared and paid on Common and Class B common stock, $1.95 per share					(75,795)			(75,795)

Balance at March 31, 2022	38,951,896	21,912	1,023,680	(31,241)	798,299	(87,440)	355,505	2,080,715

Net income					192,557		32,949	225,506
Other comprehensive (loss)				(6,265)			(3,116)	(9,381)
Issuances of restricted shares of common stock	21,177	11	(11)					—
Forfeitures of restricted shares of common stock	(10,000)	(5)	5					—
Common stock contribution to 401(k) plan	28	—	9					9
Stock issuances from exercise of stock options and employee stock purchase plan	21,939	11	3,796					3,807
Retirement of common stock	(8,181)	(4)	(2,175)					(2,179)
Share-based compensation			6,987					6,987
Cash dividends declared and paid on Common and Class B common stock, $2.20 per share					(85,689)			(85,689)

Balance at June 30, 2022	38,976,859	21,925	1,032,291	(37,506)	905,167	(87,440)	385,338	2,219,775

Net income					157,641		28,529	186,170
Other comprehensive (loss)				(12,602)			(6,489)	(19,091)
Issuances of restricted shares of common stock	13,000	7	(7)					—
Stock issuances from exercise of stock options and employee stock purchase plan	51,407	25	8,639					8,664
Retirement of common stock	(1,932)	(1)	(548)					(549)
Share-based compensation			6,942					6,942
Cash dividends declared and paid on Common and Class B common stock, $2.20 per share					(85,758)			(85,758)

Balance at September 30, 2022	39,039,334	$21,956	$1,047,317	$(50,108)	$977,050	$(87,440)	$407,378	$2,316,153

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 28

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$536,398	$546,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,406	23,440
Share-based compensation	20,791	22,017
Non-cash contribution to 401(k) plan	8,862	6,746
Deferred income tax provision	5,892	6,311
Other income from investment in unconsolidated entity	(20,384)	(17,289)
Other, net	2,841	5,672
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(184,106)	(170,746)
Inventories, net	(143,746)	(276,653)
Accounts payable and other liabilities	17,608	212,829
Other, net	(6,222)	(13)

Net cash provided by operating activities	263,340	358,880

Cash flows from investing activities:
Capital expenditures	(25,500)	(26,526)
Business acquisitions, net of cash acquired	(3,827)	(47)
Proceeds from sale of property and equipment	1,277	167

Net cash used in investing activities	(28,050)	(26,406)

Cash flows from financing activities:
Net proceeds under current revolving credit agreement	105,600	—
Net proceeds from issuances of Common stock under employee-related plans	20,373	16,635
Net proceeds from the sale of Common stock	15,179	—
Payment of fees related to revolving credit agreement	(837)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(2,639)	(2,471)
Net repayments of finance lease liabilities	(2,794)	(2,206)
Net repayments under prior revolving credit agreement	(56,400)	(80,200)
Dividends on Common and Class B common stock	(286,122)	(247,242)

Net cash used in financing activities	(207,640)	(315,484)

Effect of foreign exchange rate changes on cash and cash equivalents	(133)	(5,030)

Net increase in cash and cash equivalents	27,517	11,960
Cash and cash equivalents at beginning of period	147,505	118,268

Cash and cash equivalents at end of period	$175,022	$130,228

Supplemental cash flow information:
Common stock issued for Gateway Supply Company, Inc.	$102,343	—
See accompanying notes to condensed consolidated unaudited financial statements.

8 of 28

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2023
(In thousands, except share and per share data)
1. BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” the Company”, “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying September 30, 2023 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2022 Annual Report on Form
10-K.
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
The results of operations for the quarter and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
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

9 of 28

2. REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Primary Geographical Regions:
United States	$1,924,556	$1,851,071	$5,118,591	$5,156,846
Canada	100,030	100,567	288,653	303,149
Latin America and the Caribbean	102,259	84,158	273,326	233,126

	$2,126,845	$2,035,796	$5,680,570	$5,693,121

Major Product Lines:
HVAC equipment	70%	69%	69%	69%
Other HVAC products	26%	27%	27%	27%
Commercial refrigeration products	4%	4%	4%	4%

	100%	100%	100%	100%

10 of 28

3. EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$170,953	$157,641	$453,790	$463,496
Less: distributed and undistributed earnings allocated to restricted common stock	11,921	14,387	31,248	42,293

Earnings allocated to Watsco, Inc. shareholders	$159,032	$143,254	$422,542	$421,203

Weighted-average common shares outstanding—Basic	36,446,825	35,450,277	36,315,680	35,401,179
Basic earnings per share for Common and Class B common stock	$4.36	$4.04	$11.64	$11.90
Allocation of earnings for Basic:
Common stock	$144,942	$132,846	$384,970	$390,557
Class B common stock	14,090	10,408	37,572	30,646

	$159,032	$143,254	$422,542	$421,203

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$170,953	$157,641	$453,790	$463,496
Less: distributed and undistributed earnings allocated to restricted common stock	11,903	14,368	31,211	42,228

Earnings allocated to Watsco, Inc. shareholders	$159,050	$143,273	$422,579	$421,268

Weighted-average common shares outstanding—Basic	36,446,825	35,450,277	36,315,680	35,401,179
Effect of dilutive stock options	132,583	112,008	122,395	128,309

Weighted-average common shares outstanding—Diluted	36,579,408	35,562,285	36,438,075	35,529,488

Diluted earnings per share for Common and Class B common stock	$4.35	$4.03	$11.60	$11.86

Anti-dilutive stock options not included above	24,988	208,610	37,533	181,115
Diluted earnings per share for our Common stock assumes the conversion of all of our Class B common stock into Common stock as
of
the
beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At September 30, 2023 and 2022, our
outstanding Class B common stock was convertible into 3,229,118 and 2,575,725 shares of our Common stock, respectively.

11 of 28

4. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency.
The change in accumulated other comprehensive loss, net of tax, was as follows:

Nine Months Ended September 30,	2023	2022

Foreign currency translation adjustment:
Beginning balance	$(47,710)	$(34,176)
Current period other comprehensive income (loss)	305	(15,932)

Ending balance	$(47,405)	$(50,108)

5. ACQUISITIONS
Gateway Supply Company, Inc.
On September 1, 2023, we acquired substantially all the assets and assumed certain of the liabilities of Gateway Supply Company, Inc. (“GWS”), a plumbing and HVAC distributor operating from 15 locations in South Carolina and one location in Charlotte,
North Carolina. We formed a new, wholly owned subsidiary, Gateway Supply LLC, that operates this business. Consideration for the net purchase price consisted of $4,000 in cash
, net of cash acquired of $3,097,
and 280,215 shares of Common stock having a fair value of $102,343
.
Of the 280,215 shares of Common stock issued, 21,228 shares are subject to a contractual restriction that generally prohibits the sale or other transfer of such shares by GWS and its permitted transferees for a period of one year following the closing date with respect to half of such shares, and two years following the closing date with respect to the other half of such shares. The preliminary purchase price resulted in the initial estimated recognition of

$
59,698

in goodwill. The tax basis of the acquired goodwill recognized is not deductible for income tax purposes.
Capitol District Supply Co., Inc.
On March 3, 2023, one of our wholly owned subsidiaries acquired Capitol District Supply Co., Inc., a distributor of air conditioning and heating products with annual sales of approximately $13,000, operating from three locations in New York. Consideration for the purchase consisted of $1,217 in cash, net of cash acquired of $144, and $1,851 for repayment of indebtedness. The
preliminary
purchase price resulted in the
initial estimated
recognition of $1,033 in goodwill. The tax basis of such goodwill is deductible for income tax purposes over 15 years.
The results of operations of these acquisitions have been included in the condensed consolidated unaudited financial statements from their respective dates of acquisition. The pro forma effect of the acquisitions was not deemed significant to the condensed consolidated unaudited financial statements.
6. DEBT
On March 16, 2023, we entered into an unsecured, five-year $600,000 syndicated multicurrency revolving credit agreement, which replaced in its entirety our prior five-year $560,000 unsecured revolving credit agreement that was nearing maturity. Proceeds from the new facility were used to repay the $235,500 outstanding under the prior facility. Additional proceeds may be used for, among other things, funding seasonal working capital needs and other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases, and issuances of letters of credit. The revolving credit facility has a seasonal component from October 1 to March 31, during which the borrowing capacity may be reduced to $500,000 at our discretion (which effectively reduces fees payable in respect of the unused portion of the commitment
), and we effected this reduction on October 1, 2023.

Included in the revolving credit facility are a $125,000 swingline loan sublimit, a $10,000 letter of credit sublimit, a $75,000 alternative currency borrowing sublimit, and an $10,000 Mexican borrowing subfacility. The credit agreement matures on March 16, 2028.
Borrowings under the revolving credit facility bear interest at either Term Secured Overnight Financing Rate (“SOFR”) or Daily Simple SOFR-based rates plus 0.10%, plus a spread which ranges from 100.0 to 137.5 basis-points (Term SOFR and Daily Simple SOFR plus 100.0 basis-points at
September
 30, 2023), depending on our ratio of total debt to EBITDA, or on rates based on the highest of the Federal Funds Effective Rate plus 0.5%, the Prime Rate or Term SOFR plus 1.0%, in each case plus a spread which ranges from 0 to 50.0 basis-points (0 basis-points at
September
 30, 2023), depending on our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment under the revolving credit agreement, ranging from 12.5 to 27.5 basis-points (12.5 basis-points at
September
30, 2023). We paid fees of $837 in connection with entering into the revolving credit agreement, which are being amortized ratably through the maturity of the facility in March 2028.

12 of 28

At September 30, 2023, $105,600 was outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2023.
7. DERIVATIVES
We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.
Derivatives Not Designated as Hedging Instruments
We have entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. The total notional value of our foreign currency exchange contracts not designated as hedging instruments at September 30, 2023 was $6,600, and such contracts expired in October 2023.
We recognized losses of
$371 and $149 from
foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended September 30, 2023 and 2022, respectively. We recognized losses of $2,423 and $524 from
foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the nine months ended September 30, 2023 and 2022, respectively.
8. FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at September 30, 2023 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$9	—	$9	—
Equity securities	Other assets	$773	$773	—	—
Private equities	Other assets	$1,500	—	—	$1,500

		Total	Fair Value Measurements at December 31, 2022 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$678	$678	—	—
Private equities	Other assets	$1,000	—	—	$1,000
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
Private equities
– other investments in which fair value inputs are unobservable and are therefore classified within Level 3 of the fair value hierarchy.

13 of 28

9. SHAREHOLDERS’ EQUITY
At-the-Market
Offering Program
On February 25, 2022, we entered into an amended and restated sales agreement with Robert W. Baird & Co. Inc. (“Baird”) and Goldman Sachs & Co. LLC (“GS”), which enables the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for a maximum aggregate offering amount of up to $300,000 (
the “ATM Program”). The offer and sale of our Common stock pursuant to the ATM Program has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form
S-3
(File
No. 333-260758).
During
the nine months ended September 30, 2023, we issued and sold 45,000 shares of Common stock under the ATM Program for net proceeds of $15,179. Direct costs of $375 incurred in connection with the offering were charged against the proceeds from the sale of Common stock and reflected as a reduction of paid-in
capital. At September 30, 2023, $284,745 remained available for sale under the ATM Program.
On November 3, 2023, we entered into a second amended and restated sales agreement with Baird, which removed GS as a sales agent under the ATM Program.
Common Stock Dividends
We paid cash dividends of $2.45, $2.20, $7.35, and $6.35 per share on both Common and Class B common stock during the quarters and nine months ended September 30, 2023 and 2022, respectively.
Restricted Stock
During the quarter and nine months ended September 30, 2023, a total of
1,033 shares of Common and Class B common stock with an aggregate fair market value of $362, and a total of
7,080 shares of Common and Class B common stock with an aggregate fair market value of $2,026, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery. During the quarter and nine months ended September 30, 2022, a total of
879 shares of Class B common stock with an aggregate fair market value of $252, and a total of
9,060 shares of Class B common stock with an aggregate fair market value of $2,431, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from Common stock issued as a result of stock options exercised during the quarters and nine months ended September 30, 2023 and 2022, was
$5,983, $7,929, $18,677, and $15,151, respectively.
During the quarter and nine months ended September 30, 2023, a total of
295
shares of Common stock with an aggregate fair market value of
$106
, and a total of 17,687 shares of Common stock with an aggregate fair market value of
$
5,489
, respectively, were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery. During both the quarter and nine months ended September 30, 2022, a total of

1,053
shares of Common stock with an aggregate fair market value of $298 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.
Employee Stock Purchase Plan
During the quarters ended September 30, 2023 and 2022, we received net proceeds of $563 and $478, respectively, for shares of our Common stock purchased under our employee stock purchase plan. During the nine months ended September 30, 2023 and 2022, we received net proceeds of $1,696 and $1,484, respectively, for shares of our Common stock purchased under our employee stock purchase plan.
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

14 of 28

Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers several factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $10,066 and $12,256 at September 30, 2023 and December 31, 2022, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.
11. RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 67% and 63% of all inventory purchases made during the quarters ended September 30, 2023 and 2022, respectively. Purchases from Carrier and its affiliates comprised 65% and 60% of all inventory purchases made during the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, approximately $178,000 and $88,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2023 and 2022 included approximately $34,000, $26,000, $88,000, and $76,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.
A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and nine months ended September 30, 2023 and 2022, fees for services performed were $60,

$
40, $131, and $169, respectively, and $
50 and $
1 was payable at September 30, 2023 and December 31, 2022, respectively.

15 of 28

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

16 of 28

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
10-K
for the year ended December 31, 2022.
Company Overview
Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” the “Company,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At September 30, 2023, we operated from 691 locations in 42 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.
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

17 of 28

Recently enacted regulations increased the current minimum SEER beginning in 2023 (generally, to 14 SEER from 13 SEER in the Northern U.S. and to 15 SEER from 14 SEER for the Southern U.S.).
We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Based on estimates validated by independent sources, we averted an estimated 18.3 million metric tons of CO
2
e emissions from January 1, 2020 to September 30, 2023 through the sale of replacement residential HVAC systems at higher-efficiency standards.
Federal Tax Credits and State Incentives
Demand for higher-efficiency products, such as variable-speed systems and heat pumps, is expected to increase due to the passage of the U.S. Inflation Reduction Act of 2022 (the “IRA”) in August 2022. This legislation is intended, in part, to promote the replacement of existing systems in favor of high-efficiency heat pump systems that reduce greenhouse gas emissions, as compared to older systems, and thereby combat climate change. Programs under the IRA include enhanced tax credits for homeowners who install qualifying HVAC equipment and tax deductions for owners of commercial buildings that are upgraded to achieve defined energy savings. The IRA also sets aside $4.3 billion for state-administered consumer rebate programs designed to promote energy savings for low and medium-income households, including HVAC systems. Final details, including qualifying products, specific programs, states participating, and other regulatory requirements contemplated by the IRA are still being finalized.
Economic and Marketplace Dynamics
The global economic recovery from the
COVID-19
pandemic has included challenges such as inflationary pressure and supply chain disruptions. Certain of our manufacturers and suppliers continue to experience some level of supply chain disruptions caused by reduced component availability, labor shortages, transportation delays, and other logistical challenges, resulting in longer lead times and constrained availability of HVAC/R products. These challenges were exacerbated by the regulatory transition to higher SEER products that became effective in 2023. Revenues for the first nine months of 2023 reflected temporary production and availability delays by one of our primary OEM partners. We estimate that revenues were negatively impacted by approximately 1% and 3% during the quarter and nine months ended September 30, 2023, respectively, in each case due to constrained availability of inventory. Our OEMs are working to improve their supply chains and product availability in order to help us meet our customers’ needs.
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
Our critical accounting estimates are included in our Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on February 24, 2023. We believe that there have been no significant changes during the quarter ended September 30, 2023 to the critical accounting estimates disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2022.

18 of 28

Results of Operations
The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and nine months ended September 30, 2023 and 2022:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.3	72.9	72.2	72.0

Gross profit	26.7	27.1	27.8	28.0
Selling, general and administrative expenses	15.0	15.8	16.0	16.2
Other income	0.4	0.3	0.4	0.3

Operating income	12.1	11.6	12.1	12.2
Interest expense, net	0.1	0.0	0.1	0.0

Income before income taxes	12.0	11.6	12.0	12.2
Income taxes	2.5	2.4	2.5	2.6

Net income	9.4	9.1	9.4	9.6
Less: net income attributable to non-controlling interest	1.4	1.4	1.5	1.5

Net income attributable to Watsco, Inc.	8.0%	7.7%	8.0%	8.1%

Note: Due to rounding, percentages may not total 100.
The following narratives reflect our acquisition of Capitol District Supply Co., Inc. (“Capitol”) in March 2023 and Gateway Supply Company, Inc. (“GWS”) in September 2023. We did not acquire any businesses during the quarter or nine months ended September 30, 2022.
In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At September 30, 2023 and 2022, three and eleven locations, respectively, that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.
The table below summarizes the changes in our locations for the 12 months ended September 30, 2023:

Number of Locations
September 30, 2022	675
Opened	1
Closed	(3)

December 31, 2022	673
Opened	5
Acquired	19
Closed	(6)

September 30, 2023	691

Third Quarter of 2023 Compared to Third Quarter of 2022
Revenues

	Quarters Ended September 30,
(in millions)	2023	2022	Change
Revenues	$2,126.8	$2,035.8	$91.0	4%
The increase in revenues for the third quarter of 2023 included $17.9 million attributable to new locations acquired and $1.7 million from other locations opened during the preceding 12 months, offset by $2.5 million from locations closed.

19 of 28

	Quarters Ended September 30,
(in millions)	2023	2022	Change
Same-store sales	$2,107.2	$2,033.3	$73.9	4%
The following table presents our revenues, as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales		% Change
	2023	2022	2023	2022
HVAC equipment	70%	69%	6%	13%
Other HVAC products	26%	27%	(3%)	15%
Commercial refrigeration products	4%	4%	9%	18%
HVAC equipment sales (excluding acquisitions) reflect a 4% increase in residential products, which is composed of unitary compressor-bearing systems, furnaces, and other indoor components, (3% increase in U.S. markets and a 15% increase in international markets) and a 14% increase in sales of commercial HVAC equipment (12% increase in U.S. markets and a 19% increase in international markets). Domestic sales of unitary compressor-bearing systems increased 4%, reflecting an 8% increase in average selling price and a 4% decrease in units.
Gross Profit

	Quarters Ended September 30,
(in millions)	2023	2022	Change
Gross profit	$566.9	$550.8	$16.1	3%
Gross margin	26.7%	27.1%
Gross profit margin declined 40 basis-points primarily due to product mix, reflecting a stronger 6% sales growth rate of HVAC equipment (70% of sales) versus a 3% decline in sales of other HVAC products (
26% of sales
) in 2023 as compared to the same period in 2022. Generally, HVAC equipment drives lower gross profit margins than other HVAC products.
Selling, General and Administrative Expenses

	Quarters Ended September 30,
(in millions)	2023	2022	Change
Selling, general and administrative expenses	$319.8	$321.5	$(1.7)	(1%)
Selling, general and administrative expenses as a percentage of revenues	15.0%	15.8%
Selling, general and administrative expenses decreased 1% for the third quarter of 2023. On a same-store basis, selling, general and administrative expenses decreased 2% as compared to 2022, primarily due to improved operating efficiencies.
Other Income
Other income of $9.5 million and $6.9 million for the third quarters of 2023 and 2022, respectively, represents our share of the net income of Russell Sigler, Inc. (“RSI”), in which we have a 38.1% equity interest.
Interest Expense, Net
Interest expense, net for the third quarter of 2023 increased $1.4 million, or 291%, primarily due to a higher effective interest rate and higher average borrowings under our revolving credit facility for the 2023 period as compared to the same period in 2022.

20 of 28

Income Taxes

	Quarters Ended September 30,
(in millions)	2023	2022	Change
Income taxes	$54.1	$49.6	$4.5	9%
Effective income tax rate	23.8%	23.8%
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
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco, Inc. for the quarter ended September 30, 2023 increased $13.3 million, or 8%, compared to the same period in 2022. The increase was primarily driven by higher revenues, gross profit and higher other income, lower selling, general and administrative expenses, partially offset by higher interest expense, net, and higher income taxes.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenues

	Nine Months Ended September 30,
(in millions)	2023	2022	Change
Revenues	$5,680.6	$5,693.1	$(12.5)	0%
The decrease in revenues for the nine months ended September 30, 2023 included $6.5 million from locations closed, offset by $22.6 million attributable to new locations acquired and $8.0 million from other locations opened during the preceding 12 months.

	Nine Months Ended September 30,
(in millions)	2023	2022	Change
Same-store sales	$5,650.0	$5,686.6	$(36.6)	(1%)
The following table presents our revenues, as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales		% Change
	2023	2022	2023	2022
HVAC equipment	69%	69%	—	18%
Other HVAC products	27%	27%	(4%)	20%
Commercial refrigeration products	4%	4%	7%	25%
HVAC equipment sales (excluding acquisitions) reflect a 4% decrease in residential products, which is composed of unitary compressor-bearing systems, furnaces, and other indoor components, (5% decrease in U.S. markets and a 2% increase in international markets) and a 17% increase in sales of commercial HVAC equipment (17% increase in U.S. markets and a 19% increase in international markets). Domestic sales of unitary compressor-bearing systems declined 3%, reflecting a 12% decrease in units and a 9% increase in average selling price.
Gross Profit

	Nine Months Ended September 30,
(in millions)	2023	2022	Change
Gross profit	$1,577.7	$1,596.7	$(19.0)	(1%)
Gross margin	27.8%	28.0%

21 of 28

Gross profit margin declined 20 basis-points primarily due to less beneficial pricing actions taken by our HVAC equipment suppliers in 2023 as compared to the same period in 2022.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
(in millions)	2023	2022	Change
Selling, general and administrative expenses	$911.0	$919.6	$(8.6)	(1%)
Selling, general and administrative expenses as a percentage of revenues	16.0%	16.2%
Selling, general and administrative expenses for the nine months ended September 30, 2023 decreased primarily due to lower revenues. On a same-store basis, selling, general and administrative expenses decreased 2% as compared to the same period in 2022, primarily due to decreased variable costs commensurate with decreased revenues and improved operating efficiencies.
Other Income
Other income of $20.4 million and $17.3 million for the nine months ended September 30, 2023 and 2022, respectively, represents our share of the net income of RSI, in which we have a 38.1% equity interest.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2023 increased $3.8 million, or 175%, for the 2023 period as compared to the same period in 2022, primarily due to a higher effective interest rate and higher average outstanding borrowings under our revolving credit facility.
Income Taxes

	Nine Months Ended September 30,
(in millions)	2023	2022	Change
Income taxes	$144.7	$145.7	$(1.0)	(1%)
Effective income tax rate	24.0%	23.8%
Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The increase in the effective income tax rate was primarily due to higher state income taxes partially offset by higher share-based compensation deductions and tax credits in 2023 as compared to the same period in 2022.
Net Income Attributable to Watsco, Inc.
Net income attributable to Watsco, Inc. for the nine months ended September 30, 2023 decreased $9.7 million, or 2%, compared to the same period in 2022. The decrease was primarily driven by lower revenues and gross profit and higher interest expense, net, partially offset by lower selling, general and administrative expenses, higher other income, and lower income taxes.
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

22 of 28

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
As of September 30, 2023, we had $175.0 million of cash and cash equivalents, of which $152.6 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions.
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
Working Capital
Working capital increased to $1,842.9 million at September 30, 2023 from $1,392.2 million at December 31, 2022, due to: (i) a customary increase in inventory concurrent with our selling season, new inventory requirements pertaining to the transition to higher minimum efficiency levels for residential HVAC systems that went into effect on January 1, 2023, and an increase of safety stock as a consequence of supply chain disruptions; (ii) higher accounts receivable consistent with the seasonality of our business; and (iii) the classification of borrowings under our revolving credit agreement as a long-term liability at September 30, 2023, which were offset by an increase in accounts payable consistent with the change in inventory.
Cash Flows
The following table summarizes our cash flow activity for the nine months ended September 30, 2023 and 2022 (in millions):

	2023	2022	Change
Cash flows provided by operating activities	$263.3	$358.9	$(95.6)
Cash flows used in investing activities	$(28.1)	$(26.4)	$(1.7)
Cash flows used in financing activities	$(207.6)	$(315.5)	$107.9
The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form
10-Q.
Operating Activities
The decrease in net cash provided by operating activities was primarily due to the timing of vendor payments and lower net income in 2023 as compared to 2022, partially offset by the changes in working capital discussed above.
Investing Activities
Net cash used in investing activities was higher primarily due to cash consideration paid for our acquisitions of Capitol and GWS in 2023.
Financing Activities
Net cash used in financing activities decreased primarily due to higher borrowings under our revolving credit agreement and proceeds from the sale of Common stock used for repayments under our revolving credit agreement, partially offset by an increase in dividends paid in 2023.

23 of 28

Revolving Credit Agreement
On March 16, 2023, we entered into an unsecured, five-year $600.0 million syndicated multicurrency revolving credit agreement, which replaced in its entirety our prior five-year $560.0 million unsecured revolving credit agreement that was nearing maturity. Proceeds from the new facility were used to repay the $235.5 million outstanding under the prior facility. Additional proceeds may be used for, among other things, funding seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases, and issuances of letters of credit. The revolving credit facility has a seasonal component from October 1 to March 31, during which the borrowing capacity may be reduced to $500.0 million at our discretion (which effectively reduces fees payable in respect of the unused portion of the commitment), and we effected this reduction on October 1, 2023. Included in the revolving credit facility are a $125.0 million swingline loan sublimit, a $10.0 million letter of credit sublimit, a $75.0 million alternative currency borrowing sublimit, and an $10.0 million Mexican borrowing subfacility. The credit agreement matures on March 16, 2028.
Borrowings under the revolving credit facility bear interest at either Term SOFR or Daily Simple SOFR-based rates plus 0.10%, plus a spread which ranges from 100.0 to 137.5 basis-points (Term SOFR and Daily Simple SOFR plus 100.0 basis-points at September 30, 2023), depending on our ratio of total debt to EBITDA, or on rates based on the highest of the Federal Funds Effective Rate plus 0.5%, the Prime Rate or Term SOFR plus 1.0%, in each case plus a spread which ranges from 0 to 50.0 basis-points (0 basis-points at September 30, 2023), depending on our ratio of total debt to EBITDA. We pay a variable commitment fee on the unused portion of the commitment under the revolving credit agreement, ranging from 12.5 to 27.5 basis-points (12.5 basis-points at September 30, 2023). We paid fees of $0.8 million in connection with entering into the revolving credit agreement, which are being amortized ratably through the maturity of the facility in March 2028.
At September 30, 2023, $105.6 million was outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2023.
At-the-Market
Offering Program
On February 25, 2022, we entered into an amended and restated sales agreement with Robert W. Baird & Co. Inc. (“Baird”) and Goldman Sachs & Co. LLC (“GS”), which enables the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for a maximum aggregate offering amount of up to $300.0 million (the “ATM Program”). The offer and sale of our Common stock pursuant to the ATM Program has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form
S-3
(File
No. 333-260758).
During the nine months ended September 30, 2023, we issued and sold 45,000 shares of Common stock under the ATM Program for net proceeds of $15.2 million. Direct costs of $0.4 million incurred in connection with the offering were charged against the proceeds from the sale of Common stock and reflected as a reduction of paid-in
capital. At September 30, 2023, $284.7 million remained available for sale under the ATM Program.
On November 3, 2023, we entered into a second amended and restated sales agreement with Baird, which removed GS as a sales agent under the ATM Program. See Item 5 of this Quarterly Report on Form
10-Q
for additional information.
Investment in Unconsolidated Entity
Carrier Enterprise I, one of our joint ventures with Carrier, in which we have an 80% controlling interest, has a 38.1% ownership interest in RSI, an HVAC distributor operating from 34 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.
Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders, consisting of five Sigler second generation family siblings and their affiliates, who collectively own 55.8% of RSI (the “RSI Majority Holders”) and certain next-generation Sigler family members and an employee, who collectively own 3.1% of RSI (the “RSI Minority Holders” and, together with the RSI Majority Holders, the “RSI Shareholders”). Pursuant to the Shareholders’ Agreement, the RSI Shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on the higher of book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price for its 38.1% investment held in RSI. The RSI Shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from the RSI Shareholders the remaining outstanding shares of RSI common stock. At September 30, 2023, using the criteria set forth in the Shareholders’ Agreement, the valuation of the RSI Shareholders’ RSI common stock was approximately $426.0 million. We believe that our operating cash flows, cash on hand, funds available for borrowing under our revolving credit agreement, or use of the ATM Program would be sufficient to purchase any additional ownership interests in RSI.

24 of 28

On July 28, 2023, Watsco, Carrier Enterprise I, and the RSI Majority Holders entered into an agreement that (1) provides Carrier Enterprise I the discretion, but not the obligation, to fund up to 80% of any purchase from the RSI Majority Holders of their RSI common stock, as required under the Shareholders’ Agreement, using Watsco Common stock (the “Offered Shares”), (2) provides that any Offered Shares actually issued would be valued based on the average volume-weighted average price of Watsco’s Common stock for the ten trading days immediately preceding the payment date for the applicable RSI shares, and (3) limits the amount of RSI shares that may be collectively sold by the RSI Majority Holders to Carrier Enterprise I under the Shareholders’ Agreement to $125.0 million during any rolling
12-month
period. We have not issued or sold any Offered Shares, and there is no assurance that we will issue and sell any Offered Shares, nor is the number of Offered Shares that may be issued and sold currently determinable.
Acquisitions
On September 1, 2023, we acquired substantially all the assets and assumed certain of the liabilities of Gateway Supply Company, Inc., a plumbing and HVAC distributor operating from 16 locations in South Carolina and North Carolina. Consideration for the net purchase price consisted of $4.0 million in cash and 280,215 shares of Common stock having a fair value of $102.3 million, net of cash acquired of $3.1 million.
On March 3, 2023, one of our wholly owned subsidiaries acquired Capitol, a distributor of air conditioning and heating products with annual sales of approximately $13.0 million, operating from three locations in New York. Consideration for the purchase consisted of $1.2 million in cash, net of cash acquired of $0.1 million, and $1.9 million for repayment of indebtedness.
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
Common Stock Dividends
We paid cash dividends of $7.35 and $6.35 per share on both Common and Class B common stock during the nine months ended September 30, 2023 and 2022, respectively. On October 2, 2023, our Board of Directors declared a regular quarterly cash dividend of $2.45 per share on both Common and Class B common stock that was paid on October 31, 2023 to shareholders of record as of October 17, 2023. Future dividends and changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, and future prospects.
Company Share Repurchase Program
In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At September 30, 2023, there were 1,129,087 shares remaining authorized for repurchase under the program. The IRA includes, among other provisions, a 1% excise tax on stock repurchases effective January 1, 2023. In considering any further stock repurchases under our repurchase program, we intend to evaluate the impact of the IRA’s 1% excise tax.
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

25 of 28

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
and
15d-15(f)
under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of GWS, which represented approximately 3% of our total consolidated assets at September 30, 2023 and approximately 0.3% of our consolidated revenues for the quarter ended September 30, 2023. From the acquisition date of September 1, 2023 to September 30, 2023, the processes and systems of GWS did not impact the internal controls over financial reporting for our other consolidated subsidiaries.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 10 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form
10-Q
under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form
10-Q.
ITEM 1A. RISK FACTORS
Information about risk factors for the quarter ended September 30, 2023 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	—	$—	—	$—
August 1, 2023 to August 31, 2023	1,033	349.99	—	—
September 1, 2023 to September 30, 2023	—	—	—	—

Total	1,033	$349.99	—	$—

(1)
During the quarter ended September 30, 2023, we purchased an aggregate of 1,033 shares of our common stock to satisfy the tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2023
,
no
ne
of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the Exchange Act or any
“non-Rule
10b5-1
trading arrangement”, as defined in Item 408 of Regulation
S-K.
As previously reported, on August 6, 2021, the Company entered into a Sales Agreement (the “Original Sales Agreement”) with Robert W. Baird & Co. Incorporated (“Baird”), relating to the Company’s issuance and sale, from time to time, of up to $300.0 million of its Common stock in a registered offering pursuant to the Company’s effective Registration Statement on Form
S-3.
The Sales Agreement provided for the sale of shares in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or sales made to or through a market maker other than on an exchange (the “ATM Program”). On February 25, 2022, the Company entered into an amended and restated Sales Agreement together with Baird and Goldman Sachs & Co. LLC (“GS”) for the purpose of adding GS as an additional sales agent thereunder and making necessary conforming changes. On November 3, 2023, the Company entered into a second amended and restated Sales Agreement (the “SA&R Sales Agreement”) with Baird for the purpose of removing GS as a sales agent under the ATM Program and making necessary conforming changes. The SA&R Sales Agreement otherwise retains all material terms of the Original Sales Agreement.

26 of 28

The foregoing description of the SA&R Sales Agreement is only a summary and is qualified in its entirety by reference to the full text of the SA&R Sales Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form
10-Q
and incorporated by reference in this Item 5.
ITEM 6. EXHIBITS

10.1 #	Second Amended and Restated Sales Agreement dated November 3, 2023, by and between Watsco, Inc. and Robert W. Baird & Co. Incorporated.

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.

27 of 28

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: November 3, 2023	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

28 of 28