Form 10-K
period 2023-12-31
WATSCO INC
filed 2024-02-23
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). Yes ☐ No ☒

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Miami, FL
The aggregate market value of the registrant’s voting common equity held by non-affiliates
of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12,929 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2023 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form
10-K
and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.
The registrant’s common stock outstanding as of February 20, 2024 composed
(i
) 33,934,349 shares of Common stock, excluding 4,778,988 treasury shares, and (ii) 5,562,249 shares of Class B common stock, excluding 48,263 treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part II is incorporated by reference from the registrant’s 2023 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference from the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Form 10-K

For the Fiscal Year Ended December 31, 2023

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

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” the “Company”, or “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At December 31, 2023, we operated from 690 locations in 42 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean, through which we serve more than 125,000 active contractors and dealers that service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64.1 million in 1989 to $7.3 billion in 2023, resulting from our strategic acquisition of companies with established market positions and subsequent building of revenues and profit through a combination of additional locations, introduction of new products, and other initiatives.

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

Air Conditioning, Heating and Refrigeration Industry

The HVAC/R distribution industry is highly fragmented. According to data published in the December 2023 IBIS World Industry Report for Heating and Air Conditioning Wholesaling in the U.S., the HVAC/R distribution industry has approximately 2,200 distribution companies with an aggregate estimated annual market size of $64.0 billion. The estimated annual market on an installed basis, which adds the contractor’s value to the market size, for residential HVAC/R products is approximately $126.0 billion according to the November 2023 IBIS World Industry Report for Heating and Air Conditioning Contractors in the U.S. The industry in the United States and Canada is well-established, having had its primary period of growth during the post-World War II era with the advent of affordable central air conditioning and heating systems for both residential and commercial applications. The advent of HVAC/R products in Latin America and the Caribbean is also well-established but has emerged in more recent years as those economies have grown and products have become more affordable and have matured from luxury to necessity.

Air conditioning and heating equipment is manufactured primarily by eight major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are Carrier Global Corporation (“Carrier”); Daikin Comfort Technologies North America, Inc. (“Daikin”), a subsidiary of Daikin Industries, Ltd.; Rheem Manufacturing Company (“Rheem”); Trane Technologies plc (“Trane”); York International Corporation, a subsidiary of Johnson Controls International plc; Lennox International Inc. (“Lennox”); Mitsubishi Electric Trane HVAC US LLC (“Mitsubishi”); and Nortek Global HVAC, LLC, a subsidiary of Nortek, Inc. These manufacturers distribute their products through a combination of factory-owned locations and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers that sell to and install the products for consumers, businesses, and other end-users.

Air conditioning and heating equipment is sold to the replacement and new construction markets for both residential and commercial applications. The residential replacement market has increased in size and importance over the past several years as a result of the aging of the installed base of residential central air conditioners and furnaces, the introduction of new higher energy efficient models to address both regulatory mandates as well as consumer optionality, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products, and consumers’ overall unwillingness to live without air conditioning or heating products. The mechanical life of central air conditioning and furnaces varies by geographical region due to usage and ranges from approximately 8 to 20 years. According to data published by the Energy Information Administration in March 2023, there are approximately 102 million central air conditioning and heating systems installed in the United States that have been in service for more than 10 years. Many installed units operate well below current minimum efficiency standards and are currently reaching the end of their useful lives, which we believe long-term provides a growing and stable replacement market.

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

Culture of Innovation & Technology Strategy

We have established a strong culture of innovation, whereby people, processes and technology have evolved to modernize and digitize our business. With this digital evolution in mind, our efforts have addressed how customers are served, how internal processes and practices can be improved, and how data and analytics can be created and used to enhance long-term performance. Investments include the addition of approximately 300 technology employees along with investments in our locations and infrastructure to enable these technologies.

To that end, several scalable technology platforms have been launched with the largest focus on customer-focused technologies, which are improving and transforming the customer experience at all of our locations. Specific initiatives include: (i) mobile applications for iOS and Android devices to help customers operate more efficiently and interact with our locations more easily; (ii) e-commerce between our customers and our subsidiaries; (iii) supply chain optimization; (iv) building and maintaining product information management, which is our leading repository of digitized HVAC/R product information used in our mobile applications and e-ecommerce platform; and (v) the development of business intelligence systems and related data sets, which provide enhanced management tools. In addition, through our subsidiary Watsco Ventures, LLC (“Watsco Ventures”), we have developed (internally and through external collaboration) a variety of early-stage technologies with the goal of helping contractor customers grow and become more profitable, and otherwise compliment the initiatives set forth above. These initiatives include OnCall Air®, our digital sales platform and OnCall Air Finance+, its companion consumer financing platform, among others.

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

Product Line Expansion

We actively seek new and expanded territories of distribution from our key equipment suppliers. We continually evaluate new parts and supply products to support equipment sales and further enhance service to our customers. This initiative includes increasing our product offering with existing vendors and identifying new product opportunities through traditional and non-traditional supply channels. We have also introduced private-label products to obtain market share and grow revenues. We believe that our private-label branded products complement our existing product offerings at selected locations, based on customer needs and the particular market position and price of these products.

Acquisition Strategy

We focus on acquiring and investing in businesses that either complement our presence in existing markets or establish a presence in new geographic markets. Since 1989, we have acquired 69 HVAC/R distribution businesses, some of which are now primary operating subsidiaries. Other smaller acquired distributors have been integrated into or are under the management of our primary operating subsidiaries. Through a combination of sales and market share growth, opening of new locations, tuck-in acquisitions, expansion of product lines, improved pricing, and programs that have resulted in higher gross profit, performance incentives, and a culture of equity value for key leadership, we have produced substantial sales and earnings growth in our acquired businesses. We continue to pursue additional strategic acquisitions, investments and joint ventures to allow further penetration in existing markets and expansion into new geographic markets.

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

We maintain a specialized staff at our corporate headquarters that provides functional support for our subsidiaries’ growth strategies in their respective markets. Such functional support staff includes specialists in finance, accounting, product procurement, information technology, treasury and working capital management, tax planning, risk management, legal, and safety. Certain general and administrative expenses are targeted for cost savings by leveraging the overall business volume and improving operating efficiencies.

Human Capital Management

Employee Population and Turnover

As the largest distributor of HVAC/R equipment and related parts and supplies in North America, we have a wide variety of employees. Given the breadth of our employee base, we tailor our human capital management policies with a view to specific employee populations.

As of December 31, 2023, we employed approximately 7,350 full-time and 75 part-time employees (approximately 7,425 total employees), substantially all of whom were non-union employees. Of these employees, approximately 8% were located in Canada and Mexico. Additionally, we use independent contractors and temporary personnel in the normal course of business to supplement our workforce.

We closely monitor employee turnover, utilizing exit interviews to gather pertinent information that we use to refine our retention strategies. The voluntary turnover rate for our U.S. employees in 2023, 2022, and 2021 was approximately 19%, 20%, and 19%, respectively. We believe this rate is typical for a company of our size that employs a large hourly workforce such as ours.

Diversity and Inclusion

We value and foster the diversity and inclusion of the people with whom we work. Our commitment includes providing equal access to, and participation in, employment and advancement opportunities without regard to race, color, religion, national origin, age, disability, veteran or military status, pregnancy status, sex, gender identity, sexual orientation, or marital status. Diverse teams facilitate contributions from people of different backgrounds, experiences, and varied points of view. Furthermore, we believe that diverse teams make better decisions faster and outperform similarly situated less diverse teams. Additionally, we believe that employees who feel valued, understood, and inspired benefit the Company as a whole. Inclusive leadership leads to innovative solutions, and an inclusive environment is a critical foundation for us, as high-performing, engaged teams join together to help us implement our strategies. As of December 31, 2023, approximately 21% of our employees and 22% of our managers in the U.S. and Puerto Rico were women.

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

Pay-for-Performance and Ownership Culture

We maintain a culture that rewards performance of key leaders through stock-based equity plans, which include the granting of stock options and restricted stock based on individual merit and measures of performance. Approximately 130 employees received such equity awards in 2023. Our equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership, and an ownership culture whereby management and employees think and act as owners of the Company. We believe that our restricted stock program is unique because an employee’s restricted share grants generally vest entirely and only at the end of his or her career (age 62 or later) and, prior to retirement, these grants remain subject to significant risk of forfeiture.

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

Sales of HVAC equipment, which we currently source from approximately 20 vendors, accounted for 69% and 68% of our revenues in 2023 and 2022, respectively. Sales of other HVAC products, which we currently source from approximately 1,400 vendors, comprised 27% and 28% of our revenues in 2023 and 2022, respectively. Sales of commercial refrigeration products, which we currently source from approximately 150 vendors, accounted for 4% of our revenues in both 2023 and 2022.

Distribution and Sales

At December 31, 2023, we operated from 690 locations, a vast majority of which are located in regions that we believe have demographic trends favorable to our business. We maintain large inventories at each of our warehouse locations and either deliver products to customers using our trucks or third-party logistics providers, or we make products available for pick-up at the location nearest to the particular customer. We have approximately 1,200 salespeople, averaging 11 years of experience in the HVAC/R distribution industry.

The markets we serve are as follows:	% of Revenues for the Year Ended December 31, 2023	Number of Locations as of December 31, 2023
United States	90%	628
Canada	5%	36
Latin America and the Caribbean	5%	26

Total	100%	690

The largest market we serve is the United States, in which the most significant markets for HVAC/R products are in the Sun Belt states. Accordingly, most of our distribution locations are in the Sun Belt, with the highest concentration in Florida and Texas. These markets have been a strategic focus of ours given their size, the reliance by homeowners and businesses on HVAC/R products to maintain a comfortable indoor environment, and the population growth in these areas over the last 40 years, which has led to a substantial installed base requiring replacement, a shorter useful life for equipment given the significant hours of operation, and the focus by electrical utilities on consumer incentives designed to promote replacement of HVAC/R equipment in an effort to improve energy efficiency.

Markets

The table below identifies the number of our stores by location as of December 31, 2023:

Florida	104
Texas	87
North Carolina	50
South Carolina	48
California	36
Georgia	34
Louisiana	34
Virginia	26
Tennessee	23
Pennsylvania	20
New York	19
Illinois	17
New Jersey	15
Alabama	10
Arizona	9
Massachusetts	9
Mississippi	9
Missouri	9
Connecticut	7
Kansas	7
Maryland	6
Indiana	5
Oklahoma	5
Utah	5
Arkansas	4
Minnesota	3
Nevada	3
West Virginia	3
Iowa	2
Kentucky	2
Maine	2
Nebraska	2
New Hampshire	2
South Dakota	2
Wisconsin	2
Colorado	1
Delaware	1
Michigan	1
New Mexico	1
North Dakota	1
Rhode Island	1
Vermont	1

United States	628
Canada	36
Mexico	11
Puerto Rico	15

Total	690

Joint Ventures with Carrier Global Corporation

In 2009, we formed a joint venture with Carrier, which we refer to as Carrier Enterprise I, in which Carrier contributed company-owned locations in the Sun Belt states and Puerto Rico, and its export division in Miami, Florida, and we contributed certain locations that distributed Carrier products. We have an 80% controlling interest in Carrier Enterprise I, and Carrier has a 20% non-controlling interest. In 2019, Carrier Enterprise I acquired substantially all of the HVAC assets and assumed certain of the liabilities of Peirce-Phelps, Inc., an HVAC distributor operating in Pennsylvania, New Jersey, and Delaware. The export division, Carrier InterAmerica Corporation (“CIAC”), redomesticated from the U.S. Virgin Islands to Delaware in 2019, following which CIAC became a separate operating entity in which we have an 80% controlling interest and Carrier has a 20% non-controlling interest.

Carrier Enterprise I has a 38.4% ownership interest in Russell Sigler, Inc. (“RSI”), an HVAC distributor operating from 34 locations in the Western U.S. RSI is Carrier’s second largest independent North American distributor and had sales of approximately $1.2 billion in 2023.

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

In 2021, we acquired certain assets and assumed certain liabilities comprising the HVAC distribution business of Temperature Equipment Corporation, one of Carrier’s independent distributors with locations in Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri and Wisconsin. We formed a new joint venture with Carrier, TEC Distribution LLC (“TEC”), that owns and operates this business. We have an 80% controlling interest in TEC, and Carrier has a 20% non-controlling interest.

Combined, the joint ventures with Carrier represented 55% of our revenues in 2023. See Supplier Concentration and Supply Chain Risks in “Business Risk Factors” in Item 1A.

The business and affairs of the joint ventures are controlled, directed, and managed exclusively by Carrier Enterprise I’s, Carrier Enterprise II’s, Carrier Enterprise III’s, CIAC’s, and TEC’s respective boards of directors (the “Boards”) pursuant to related operating agreements. The Boards have full, complete and exclusive authority, power, and discretion to manage and control the business, property, and affairs of their respective joint ventures, and to make all decisions regarding those matters and to perform activities customary or incident to the management of such joint ventures, including approval of distributions to us and Carrier. The Boards are each composed of five directors, of whom three directors represent our controlling interest and two directors represent Carrier’s non-controlling interest. Matters presented to the Boards for vote are considered approved or consented to upon the receipt of the affirmative vote of at least a majority of all directors entitled to vote with the exception of certain governance matters, which require joint approval.

Customers and Customer Service

Air conditioning and heating contractors and dealers that install HVAC/R products in homes and businesses must be licensed given the highly regulated nature of the products, refrigerant, natural gas, and building and zoning requirements. We currently serve more than 125,000 active contractors and dealers who service the replacement and new construction markets for residential and commercial central air conditioning, heating, and refrigeration systems. No single customer in 2023, 2022, or 2021 represented more than 2% of our consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through mobile applications and e-commerce, which allows customers to access information online 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times, and make payments. We believe we compete successfully with other distributors primarily based on an experienced sales organization, strong service support, maintenance of well-stocked inventories, density of warehouse locations, high quality reputation, broad product lines, and the ability to foresee customer demand for new products.

Key Supplier Relationships

Given our leadership position, Watsco represents a strategic business relationship to many of the leading manufacturers in our industry. Significant relationships with HVAC/R equipment manufacturers include Carrier, Rheem, Daikin, Mitsubishi, Gree Electric Appliances, Inc., Welbilt, Bosch Global, Trane, Lennox, and Midea Group. In addition, we have substantial relationships with manufacturers of non-equipment HVAC/R products, including Mueller, Flexible Technologies, Southwark, Resideo, DiversiTech Corp., Emerson, Johns Manville, Chemours, and Owens Corning.

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

The Company’s top ten suppliers accounted for 86% of our purchases, including 65% from Carrier, and 8% from Rheem. Given the significant concentration of our suppliers, particularly with Carrier and Rheem, any material interruption with these suppliers, including limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments, whether due to supply chain disruptions, labor shortages or otherwise, could temporarily disrupt the operations of certain of our subsidiaries, impact current inventory levels, and could adversely affect our financial results. If any restrictions or significant increase in tariffs under existing trade agreements are imposed on products that our top ten suppliers import or assemble outside of the United States, particularly from Mexico and China, we could be required to raise our prices, which may result in the loss of customers and harm to our business. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ respective products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. However, the Company believes that alternative or substitute products would be readily available in the event of disruption of current supplier relationships given the Company’s prominence in the marketplace, including the number of locations, sales personnel, support structure, marketing and sales expertise, financial position, and established market share. See “Business Risk Factors” in Item 1A of this Annual Report on Form 10-K for further discussion.

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

See Supplier Concentration and Supply Chain Risks in “Business Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

These laws and regulations are continuously changing, and compliance is costly and can require changes to our business practices and significant management time and effort. However, it is our opinion that the costs related to compliance requirements for government, environmental, or other regulations will not have a material adverse impact on our business, financial condition, and results of operations. We believe that we operate our business in substantial compliance with all applicable federal, state and local laws, and regulations.

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

Beginning in 2023, the minimum efficiency level for residential HVAC systems under 45,000 BTUs became 14 SEER in the North and 15 SEER in the Southeast and Southwest. For systems over 45,000 BTUs, the minimum efficiency level is 14 SEER in the North and 14.5 SEER in the Southeast and Southwest. Heat pump efficiency levels, which are measured by the equipment’s heating seasonal performance factor (“HSPF”), became 8.8 HSPF compared with the 8.2 HSPF that had been required by the prior standard for all three regions. We completed the transition of our inventory to the higher SEER products during 2023.

In December 2020, the American Innovation and Manufacturing Act of 2020 (the “AIM Act”) was enacted, which gave the United States Environmental Protection Agency (“EPA”) regulatory authority to address hydrofluorocarbon (“HFC”) refrigerants. HFCs were developed to replace certain refrigerants, such as chlorofluorocarbons and hydrochlorofluorocarbons that were harmful to the ozone layer, but are considered potent greenhouse gases as a result of their global warming potential (“GWP”). The Aim Act directed the EPA to administer an 85% phasedown down of the production and consumption of HFCs over a 15-year timeframe beginning on January 1, 2022 and put in place restrictions on HVAC equipment that require them to have refrigerants with less than 750 GWP by January 1, 2025. We are planning for the transition of our inventory to HVAC equipment with refrigerants that comply with the new standard, and we believe we will complete this transition in accordance with the required timeline. As a result of this transition, we expect to benefit from selling units that contain more environmentally friendly refrigerants, which sell at higher prices, as historically these changes have increased the cost to service and repair existing systems, which in turn influences a consumer’s decision to replace them.

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

The sale of high-efficiency systems has long been a focus of ours, and we have invested in tools and technology intended to capture an increasingly richer sales mix over time. In addition, regulatory mandates will likely periodically increase the required minimum SEER, thus providing a catalyst for greater sales of higher-efficiency systems.

We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Based on estimates validated by independent sources, we averted an estimated 19.2 million metric tons of CO2e emissions from January 1, 2020 to December 31, 2023 through the sale of replacement residential HVAC systems at higher-efficiency standards – the equivalent of nearly 4.3 million gas powered vehicles driven over the course of one year. More information, including sources and assumptions used to support our estimates, can be found at www.watsco.com/environment. Information contained on, or available through, our website is not incorporated by reference in, or made a part of, this report.

Federal Tax Credits and State Incentives

Demand for higher-efficiency products, such as variable-speed systems and heat pumps, is expected to increase due to the passage of the U.S. Inflation Reduction Act of 2022 (the “IRA”) in August 2022. This legislation is intended, in part, to promote the replacement of existing systems in favor of high-efficiency heat pump systems that reduce greenhouse gas emissions, as compared to older systems, and thereby combat climate change. Programs under the IRA include enhanced tax credits for homeowners who install qualifying HVAC equipment and tax deductions for owners of commercial buildings that are upgraded to achieve defined energy savings. The IRA also sets aside $4.3 billion for state-administered consumer rebate programs designed to promote energy savings for low and medium-income households, including HVAC systems. IRA details, including qualifying products, specific programs, states participating, and other regulatory requirements are still being finalized.

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

Code of Ethics and Conduct

The Board of Directors has adopted codes of ethics and conduct that are designed to ensure that our directors, officers, and employees are aware of their ethical responsibilities and avoid conduct that may pose risks to the Company. We maintain (i) an Employee Code of Business Ethics and Conduct that is applicable to all employees, and (ii) a Code of Conduct for Executives that is applicable to members of our Board of Directors, our executive officers, and other senior operating and financial personnel. Amendments to either code of conduct or any grant of a waiver requiring disclosure under applicable SEC rules will be disclosed on our website, www.watsco.com. There were no amendments to or waivers from either code of conduct in 2023. Oversight of investigations of known or potential violations under either code of conduct is the responsibility of the Audit Committee of the Board of Directors (the “Audit Committee”). To obtain copies of our Codes of Ethics and Conduct, please visit our investor relations website at https://investors.watsco.com under the section captioned “Governance.”

ITEM 1A.	RISK FACTORS

Business Risk Factors

Supplier Concentration and Supply Chain Risks

The Company’s top ten suppliers accounted for 86% of our purchases during 2023, including 65% from Carrier and 8% from Rheem. Carrier provides a diverse variety of brands of HVAC systems including, Carrier, Bryant, Payne, Tempstar, Heil, Comfortmaker and Grandaire, along with complimentary replacement parts. Rheem provides Rheem-brand HVAC systems along with complimentary replacement parts. Given the significant concentration of our supply chain, particularly with Carrier and Rheem, any significant interruption by any of the key manufacturers or a termination of a relationship could temporarily disrupt the operations of certain of our subsidiaries. Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive, that comply with laws relating to environmental and efficiency standards, and that keep up with shifting consumer preferences. Our inability to obtain products from one or more of these manufacturers or a decline in market acceptance of these manufacturers’ products could have a material adverse effect on our results of operations, cash flows, and liquidity.

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

Decline in Economic Conditions

We rely predominantly on the credit markets and, to a lesser extent, on the capital markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Access to funds under our line of credit is dependent on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates. Additionally, disruptions in the credit and capital markets could also result in increased borrowing costs and/or reduced borrowing capacity under our revolving credit agreement. Any long-term disruption could require us to take measures to conserve cash until the markets stabilize, or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include reducing or eliminating dividend payments, deferring capital expenditures, and reducing or eliminating other discretionary uses of cash.

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

International Risk

Our international sales and operations, as well as sourcing of products from suppliers with international operations, are subject to various risks associated with changes in local laws, regulations, and policies, including those related to tariffs, trade restrictions and trade agreements, investments, taxation, capital controls, employment regulations, different liability standards, and limitations on the repatriation of funds due to foreign currency controls. Our international sales and operations, as well as sourcing of products from suppliers with international operations, are also sensitive to changes in foreign national priorities, including government budgets, as well as political and economic instability. In addition, post-pandemic delays and closures in China may disrupt the operations of certain of our suppliers, which could negatively impact our business. Unfavorable changes in any of the foregoing could adversely affect our results of operations or could cause a disruption in our supply chain for products sourced internationally. Additionally, failure to comply with the United States Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.

Goodwill, Intangibles and Long-Lived Assets

At December 31, 2023, goodwill, intangibles, and long-lived assets represented approximately 36% of our total assets. The recoverability of goodwill, indefinite lived intangibles, and long-lived assets is evaluated at least annually and when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of our reporting unit, indefinite lived intangibles, and long-lived assets are based on the best information available as of the date of the assessment and incorporates management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment, or market conditions. We cannot assure you that we will not suffer material impairments to goodwill, intangibles, or long-lived assets in the future.

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

Risks Related to Natural Disasters, Epidemics, or Other Unexpected Events

The occurrence of one or more natural disasters, including those linked to climate change, power outages, or other unexpected events, including hurricanes, fires, earthquakes, volcanic eruptions, tsunamis, floods and other forms of severe weather, health epidemics, pandemics or other contagious outbreaks, conflicts, wars or terrorist acts, in the U.S. or in other countries in which we or our suppliers or customers operate could adversely affect our operations and financial performance. Natural disasters, power outages or other unexpected events could damage or close one or more of our locations or disrupt our operations temporarily or long-term, such as by causing business interruptions or by affecting the availability products we sell. Existing insurance arrangements may not cover all of the costs or lost cash flows that may arise from such events. The occurrence of any of these events could also increase our insurance and other operating costs or impact our sales. Moreover, litigation related to sustainability practices could result in potential operating expenses arising from fines, settlements, and legal costs, as well as reputational impacts.

Risks Related to our Common Stock

Class B Common Stock and Insider Ownership

As of December 31, 2023, our directors and executive officers and entities affiliated with them owned: (i) Common stock representing 1% of the outstanding shares of Common stock and (ii) Class B common stock representing 89% of the outstanding shares of Class B common stock. These interests represent 55% of the aggregate combined voting power (including 53% beneficially owned by Albert H. Nahmad, Chairman and Chief Executive Officer (“CEO”), Aaron J. Nahmad, President (the son of our Chairman and CEO), and Valerie Schimel, Director (the daughter of our Chairman and CEO), through shares owned by them and shares held by affiliated limited partnerships, various family trusts, and a charitable foundation. Accordingly, our directors and executive officers collectively have the voting power to elect six members of our nine-person Board of Directors.

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

Volatility

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock despite our operating performance. The trading price of our common stock may be adversely affected due to many factors, most of which we cannot predict or control, such as the following:

•	fluctuations in our operating results;

•	a decision by the Board of Directors to reduce or eliminate cash dividends on our common stock;

•	changes in recommendations or earnings estimates by securities analysts;

•	general market conditions in our industry or in the economy as a whole; and

•	political instability, natural disasters, war and/or events of terrorism.

Payment of Dividends

The amount of any future dividends that we will pay, if any, will depend upon a number of factors. Future dividends will be declared and paid at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, prospects, and other factors deemed relevant by our Board of Directors. The right of our Board of Directors to declare dividends, however, is subject to the availability of sufficient funds under Florida law to pay dividends. In addition, our ability to pay dividends depends on certain restrictions in our credit agreement.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

We have established security practices and safeguards designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems, data, and operational continuity. We regularly conduct risk assessments to identify potential cybersecurity threats, which include evaluating the likelihood and potential impact of these threats, identifying system and network vulnerabilities, and assessing the effectiveness of our existing controls. As part of our overall cybersecurity program, we engage specialized third-party vendors for certain cybersecurity functions including, but not limited to, incident response, penetration testing, and security operations center monitoring of our information technology environment. Identified risks are documented and communicated to the relevant stakeholders. Upon identification and assessment of risks, we develop and implement what we believe are appropriate measures to manage these risks, which may involve enhancing security controls, implementing new technologies, training employees, or changing business processes. We maintain change management processes, monitoring practices, and data protection measures to mitigate cybersecurity risks and continuously test our systems for potential threats. Such processes and practices to assess, identify, and manage cybersecurity incidents are integrated into our overall enterprise risk assessment process.

Governance

A dedicated management team at our corporate headquarters, which is led by our Director of Data Security (“DDS”) and composed of the Chief Technology Officer (“CTO”) and representatives from risk management, legal, internal audit, and finance departments, is responsible for assessing and managing our cybersecurity risks and data protection practices. The Audit Committee oversees the measures taken by this management team to monitor material risks associated with cybersecurity threats, a role crucial to maintaining a robust and effective cybersecurity risk management approach. The DDS and CTO provide formal briefings to the Audit Committee on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, and other areas of importance at least once a year, with the Board of Directors receiving updates periodically. Regular discussions on enterprise risks are held between the Audit Committee, Board of Directors, and senior management.

Our DDS has more than 20 years of expertise in the information technology sector, with 10 years specifically dedicated to cybersecurity. This experience has fostered a thorough comprehension of cyber threat landscapes, defense strategies, and security technologies.

ITEM 2.	PROPERTIES

Our main properties include warehousing and distribution facilities, trucks, and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2023, we operated 690 warehousing and distribution facilities across 42 U.S. states, Canada, Mexico, and Puerto Rico, having an aggregate of approximately 16.4 million square feet of space, of which approximately 16.2 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are sufficient to meet our present operating needs.

Trucks

At December 31, 2023, we operated 821 ground transport vehicles, including delivery and pick-up trucks, vans, and tractors. Of this number, 596 trucks were leased and the others were owned. We believe that the present size of our truck fleet is adequate to support our operations.

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

Holders

At February 20, 2024, there were 300 registered holders of our Common stock and 145 registered holders of our Class B common stock.

Shareholder Return Performance

The following graph compares the cumulative five-year total shareholder return attained by holders of our Common stock and Class B common stock relative to the cumulative total returns of the Russell 2000 index, the S&P MidCap 400 index, the S&P 500 index, and the S&P 400 Industrials index. Given our position as the largest distributor of HVAC/R equipment, parts and supplies in North America, our unique, sole line of business, the nature of our customers (air conditioning and heating contractors), and the products and markets we serve, we cannot reasonably identify an appropriate peer group; therefore, we have included in the graph below the performance of certain major market indices, which contain companies with market capitalizations similar to our own, including the S&P 400 Industrials Index because the component companies of such index more closely relate to the industry in which we operate. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Watsco, Inc.	100.00	134.95	176.13	250.22	205.89	364.40
Watsco, Inc. Class B	100.00	139.90	186.51	252.78	214.53	369.56
Russell 2000 Index	100.00	125.52	150.58	172.90	137.56	160.85
S&P MidCap 400 Index	100.00	126.20	143.44	178.95	155.58	181.15
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P 400 Industrials	100.00	133.55	155.57	199.82	176.84	232.43

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 to October 31, 2023	—	$—	—	$—
November 1, 2023 to November 30, 2023(1)	505	375.00	—	—
December 1, 2023 to December 31, 2023	—	—	—	—

Total	505	$375.00	—	$—

(1)
During the quarter ended December 31, 2023, we repurchased an aggregate of 505 shares of our Class B common stock to satisfy the tax withholding obligations in connection with the vesting of restricted stock.

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. No shares were repurchased under this plan during 2023, 2022 or 2021. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of this plan. At December 31, 2023, there were 1,129,087 shares remaining authorized for repurchase under this plan. Shares were last repurchased by the Company under this plan in 2008.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our 2023 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our 2023 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk,” which section is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our 2023 and 2022 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2023, 2022, and 2021, together with the reports thereon (for the applicable periods covered by their reports) of
Deloitte & Touche LLP
dated February 23, 2024, and KPMG LLP (Auditor Firm ID: 185, Miami, FL)
dated February 24, 2023, included in our 2023 Annual Report are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting
Our 2023 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of Deloitte & Touche LLP dated February 23, 2024, and each is incorporated herein by reference
.
Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In accordance with the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition, we have not yet assessed the internal control over financial reporting of Gateway Supply LLC (“GWS”), which represented approximately 4% of our total consolidated assets at December 31, 2023 and approximately 1% of our total consolidated revenues for the year ended December 31, 2023. From the acquisition date of September 1, 2023 to December 31, 2023, the processes and systems of GWS did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

ITEM 9B.	OTHER INFORMATION
During the quarter ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any
“non-Rule
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
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements . Our consolidated financial statements are incorporated by reference from our 2023 Annual Report.

(2)	Financial Statement Schedules . The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits . The following exhibits are submitted with this Annual Report on Form 10-K or, where indicated, incorporated by reference to other filings.
INDEX TO EXHIBITS

3.1	Composite Articles of Incorporation of Watsco, Inc. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

3.2	Watsco, Inc. Second Amended and Restated Bylaws effective August 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 5, 2016 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference). (P)

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference). (P)

4.3	Description of Capital Stock (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

10.1(a)	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference). *

10.1(b)	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). *

10.1(c)	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). *

10.1(d)	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.1(e)	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference). *

10.1(f)	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference). *

10.1(g)	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). *

10.1(h)	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). *

10.1(i)	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference). *

10.1(j)	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference). *

10.1(k)	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference). *

10.1(l)	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference). *

10.1(m)	Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference). *

10.1(n)	Thirteenth Amendment dated January 1, 2012 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference). *

10.1(o)	Fourteenth Amendment dated January 1, 2013 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference). *

10.1(p)	Fifteenth Amendment dated January 1, 2014 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference). *

10.1(q)	Sixteenth Amendment dated January 1, 2015 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference). *

10.1(r)	Seventeenth Amendment dated January 1, 2016 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference). *

10.1(s)	Eighteenth Amendment dated January 1, 2017 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference). *

10.1(t)	Nineteenth Amendment dated January 1, 2018 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference). *

10.1(u)	Twentieth Amendment dated January 1, 2019 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference). *

10.1(v)	Twenty-first Amendment dated January 1, 2020 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference). *

10.1(w)	Twenty-second Amendment dated January 1, 2021 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1(w) to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference).*

10.1(x)	Twenty-third Amendment dated January 1, 2022 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1(x) to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).*

10.1(y)	Twenty-fourth Amendment dated January 1, 2023 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference).*

10.1(z)	Twenty-fifth Amendment dated January 1, 2024 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad.*#

10.2(a)	Watsco, Inc. 2014 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2014 Annual Meeting of Shareholders and incorporated herein by reference). *

10.2(b)	Watsco, Inc. 2021 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2021 Annual Meeting of Shareholders and incorporated herein by reference). *

10.3	Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated April 18, 2011 (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2011 Annual Meeting of Shareholders and incorporated herein by reference). *

10.4(a)	Credit Agreement, dated as of March 16, 2023, by and among Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Mexico, S. de R.L. de C.V., as Borrowers, the Other Lenders From Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2023 and incorporated herein by reference).

10.5	Second Amended and Restated Sales Agreement dated November 3, 2023, by and between Watsco, Inc. and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference).

13	2023 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 7, 8 and 9 of this Form 10-K, the 2023 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

16.1	Letter of KPMG LLP, dated April 24, 2023 (filed as Exhibit 16.1 to the Current Report on Form 8-K filed on April 24, 2023 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP. #

23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation. #

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. #

101.SCH	Inline XBRL Taxonomy Extension Schema Document. #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. #

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.
*	management contract or compensation plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 23, 2024	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, Chief Executive Officer

February 23, 2024	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ALBERT H. NAHMAD Albert H. Nahmad	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 23, 2024

/S/ ANA M. MENENDEZ Ana M. Menendez	Chief Financial Officer (principal accounting officer and principal financial officer)	February 23, 2024

/S/ CESAR L. ALVAREZ Cesar L. Alvarez	Director	February 23, 2024

/S/ J. MICHAEL CUSTER J. Michael Custer	Director	February 23, 2024

/S/ DENISE DICKINS Denise Dickins	Director	February 23, 2024

/S/ ANA LOPEZ-BLAZQUEZ Ana Lopez-Blazquez	Director	February 23, 2024

/S/ JOHN A. MACDONALD John A. Macdonald	Director	February 23, 2024

/S/ AARON J. NAHMAD Aaron J. Nahmad	Director and President	February 23, 2024

/S/ STEVEN RUBIN Steven Rubin	Director	February 23, 2024

/S/ VALERIE F. SCHIMEL Valerie F. Schimel	Director	February 23, 2024