Form 10-Q
period 2024-03-31
WATSCO INC
filed 2024-05-03
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024
or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From

to

Commission file number
1-5581

WATSCO, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	59-0778222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2665 South Bayshore Drive, Suite 901 Miami, FL	33133
(Address of principal executive offices)	(Zip Code)
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
of the Exchange Act). Yes ☐ No ☒
The registrant’s common stock outstanding as of April 29, 2024 comprised (i) 34,747,547 shares of Common stock, $0.50 par value per share, excluding 4,066,988 treasury shares and (ii) 5,552,467 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 26

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarters Ended March 31,
	2024	2023
Revenues	$1,564,991	$1,550,641
Cost of sales	1,134,366	1,102,484

Gross profit	430,625	448,157
Selling, general and administrative expenses	309,548	287,057
Other income	5,460	3,640

Operating income	126,537	164,740
Interest (income) expense, net	(2,470)	615

Income before income taxes	129,007	164,125
Income taxes	24,745	33,754

Net income	104,262	130,371
Less: net income attributable to non-controlling interest	17,258	20,298

Net income attributable to Watsco, Inc.	$87,004	$110,073

Earnings per share for Common and Class B common stock:
Basic	$2.17	$2.84

Diluted	$2.17	$2.83

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 2
6

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarters Ended March 31,
	2024	2023
Net income	$104,262	$130,371
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(8,000)	260

Other comprehensive (loss) income	(8,000)	260
Comprehensive income	96,262	130,631
Less: comprehensive income attributable to non-controlling interest	14,797	20,388

Comprehensive income attributable to Watsco, Inc.	$81,465	$110,243

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 2
6

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$278,864	$210,112
Short-term cash investments	200,000	—
Accounts receivable, net	832,119	797,832
Inventories, net	1,655,635	1,347,289
Other current assets	31,754	36,698

Total current assets	2,998,372	2,391,931
Property and equipment, net	138,486	136,230
Operating lease right-of-use assets	383,434	368,748
Goodwill	459,440	457,148
Intangible assets, net	214,055	218,146
Investment in unconsolidated entity	151,698	146,238
Other assets	11,633	10,741

	$4,357,118	$3,729,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of lease liabilities	$102,897	$100,265
Accounts payable	687,637	369,396
Accrued expenses and other current liabilities	235,592	242,351

Total current liabilities	1,026,126	712,012

Long-term obligations:
Borrowings under revolving credit agreement	—	15,400
Operating lease liabilities, net of current portion	290,951	276,913
Finance lease liabilities, net of current portion	15,362	12,214

Total long-term obligations	306,313	304,527

Deferred income taxes and other liabilities	97,106	96,453

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	19,408	19,353
Class B common stock, $0.50 par value	2,801	2,781
Preferred stock, $0.50 par value	—	—
Paid-in capital	1,452,450	1,153,459
Accumulated other comprehensive loss, net of tax	(47,870)	(42,331)
Retained earnings	1,173,446	1,183,207
Treasury stock, at cost	(73,810)	(86,630)

Total Watsco, Inc. shareholders’ equity	2,526,425	2,229,839
Non-controlling interest	401,148	386,351

Total shareholders’ equity	2,927,573	2,616,190

	$4,357,118	$3,729,182

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 2
6

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2023	39,441,280	$22,134	$1,153,459	$(42,331)	$1,183,207	$(86,630)	$386,351	$2,616,190
Net income					87,004		17,258	104,262
Other comprehensive loss				(5,539)			(2,461)	(8,000)
Issuances of restricted shares of common stock	87,660	44	(44)					—
Forfeitures of restricted shares of common stock	(12,064)	(6)	6					—
Common stock contribution to 401(k) plan	20,387	10	8,725					8,735
Stock issuances from exercise of stock options and employee stock purchase plan	53,029	27	10,719					10,746
Retirement of common stock	(1,425)	(1)	(564)					(565)
Net proceeds from the sale of Common stock	712,000		268,931			12,820		281,751
Common stock issued for Commercial Specialists, Inc.	1,904	1	751					752
Share-based compensation			10,467					10,467
Cash dividends declared and paid on Common and Class B common stock, $2.45 per share					(96,765)			(96,765)

Balance at March 31, 2024	40,302,771	$22,209	$1,452,450	$(47,870)	$1,173,446	$(73,810)	$401,148	$2,927,573

Continued on next page.
6 of 26

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2022	38,749,887	$21,811	$973,060	$(47,710)	$1,029,516	$(87,440)	$359,041	$2,248,278
Net income					110,073		20,298	130,371
Other comprehensive income				170			90	260
Issuances of restricted shares of common stock	116,510	58	(58)					—
Forfeitures of restricted shares of common stock	(2,000)	(1)	1					—
Common stock contribution to 401(k) plan	35,533	18	8,844					8,862
Stock issuances from exercise of stock options and employee stock purchase plan	75,186	38	12,947					12,985
Issuance of Class B common stock	632	—	200					200
Retirement of common stock	(21,702)	(11)	(6,441)					(6,452)
Share-based compensation			8,763					8,763
Cash dividends declared and paid on Common and Class B common stock, $2.45 per share					(94,970)			(94,970)

Balance at March 31, 2023	38,954,046	$21,913	$997,316	$(47,540)	$1,044,619	$(87,440)	$379,429	$2,308,297

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 2
6

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarters Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$104,262	$130,371
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,882	8,183
Share-based compensation	8,127	6,701
Non-cash contribution to 401(k) plan	8,735	8,862
Provision for doubtful accounts	862	1,043
Other income from investment in unconsolidated entity	(5,460)	(3,640)
Other, net	1,245	1,160
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(33,502)	(64,691)
Inventories, net	(307,219)	(240,758)
Accounts payable and other liabilities	315,087	101,813
Other, net	1,687	3,535

Net cash provided by (used in) operating activities	103,706	(47,421)

Cash flows from investing activities:
Purchases of short-term cash investments	(200,000)	—
Capital expenditures	(5,845)	(7,505)
Business acquisitions, net of cash acquired	(5,178)	(2,989)
Proceeds from sale of property and equipment	58	56

Net cash used in investing activities	(210,965)	(10,438)

Cash flows from financing activities:
Net proceeds from the sale of Common stock	281,784	—
Net proceeds from issuances of Common stock under employee related plans	10,623	8,747
Net repayments under prior revolving credit agreement	—	(56,400)
Payment of fees related to revolving credit agreement	—	(580)
Repurchases of common stock to satisfy employee withholding tax obligations	(442)	(2,216)
Net repayments of finance lease liabilities	(1,399)	(880)
Net (repayments) proceeds under current revolving credit agreement	(15,400)	197,600
Dividends on Common and Class B common stock	(96,765)	(94,970)

Net cash provided by financing activities	178,401	51,301

Effect of foreign exchange rate changes on cash and cash equivalents	(2,390)	8

Net increase (decrease) in cash and cash equivalents	68,752	(6,550)
Cash and cash equivalents at beginning of period	210,112	147,505

Cash and cash equivalents at end of period	$278,864	$140,955

Supplemental cash flow information:
Common stock issued for Commercial Specialists, Inc.	$752	—
See accompanying notes to condensed consolidated unaudited financial statements.

8 of 2
6

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2024
(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” the “Company,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying March 31, 2024 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2023 Annual Report on Form
10-K.
The condensed consolidated unaudited financial statements include the accounts of Watsco, all of its wholly owned subsidiaries, the accounts of four joint ventures with Carrier Global Corporation, which we refer to as Carrier, in which we have a controlling interest, the accounts of Carrier InterAmerica Corporation and Carrier (Puerto Rico), Inc., in
each of
which we have an 80% controlling interest, and Carrier has a 20%
non-controlling
interest, and our 38.4% investment in Russell Sigler, Inc., which is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the quarter ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
Short-Term Cash Investments
Short-term cash investments consist of a certificate of deposit that matures in September 2024.
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
Recently Adopted Accounting Standards
Segment Reporting
In September 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that enhances segment reporting primarily by expanding the disclosures about significant segment expenses. Under the new standard, an entity will be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), how the CODM assesses segment performance and decides how to allocate resources, the title and position of the CODM, and certain other disclosures. This guidance is effective prospectively and is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The adoption of this guidance on January 1, 2024 did not have a material impact on our consolidated financial statements.

9 of 2
6

Recently Issued Accounting Standards Not Yet Adopted
Income Taxes
In December 2023, the FASB issued guidance that enhances annual income tax disclosures primarily by disaggregating the existing disclosures related to the effective tax rate reconciliation and income taxes paid. Under the new guidance
, an entity will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. An entity will also be required to disclose the amount of income taxes paid disaggregated by federal, state and foreign, and by individual jurisdictions equal or greater than five
percent of total income taxes paid. This guidance is effective prospectively and is effective for annual periods beginning after December 15, 2024. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Climate Disclosures
In March 2024, the Securities and Exchange Commission (“SEC”) adopted rules to enhance and standardize disclosures related to the impacts and risks of climate-related matters. Under the new rules, an entity will be required to disclose information about climate-related risks that have materially impacted, or are likely to have a material impact, on its business strategy, results of operations, or financial condition. In addition, certain disclosures related to severe weather events, other natural conditions, and greenhouse gas emissions will be required in the audited financial statements. These rules are effective prospectively and are effective for annual periods beginning with the year ending December 31, 2025. On April 4, 2024, the SEC announced that it will stay implementation of its final rules pending the results of a legal challenge. We will continue to assess the impact of these rules on our consolidated financial statements while the stay is in place.

2.	REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reportable segment:

Quarters Ended March 31,	2024	2023
Primary Geographical Regions:
United States	$1,398,686	$1,395,004
Canada	79,798	81,263
Latin America and the Caribbean	86,507	74,374

	$1,564,991	$1,550,641

Major Product Lines:
HVAC equipment	67%	68%
Other HVAC products	29%	28%
Commercial refrigeration products	4%	4%

	100%	100%

10 of 2
6

3.	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

Quarters Ended March 31,	2024	2023
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$87,004	$110,073
Less: distributed and undistributed earnings allocated to restricted common stock	6,836	7,414

Earnings allocated to Watsco, Inc. shareholders	$80,168	$102,659

Weighted-average common shares outstanding – Basic	36,875,549	36,192,597
Basic earnings per share for Common and Class B common stock	$2.17	$2.84
Allocation of earnings for Basic:
Common stock	$73,166	$93,489
Class B common stock	7,002	9,170

	$80,168	$102,659

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$87,004	$110,073
Less: distributed and undistributed earnings allocated to restricted common stock	6,836	7,411

Earnings allocated to Watsco, Inc. shareholders	$80,168	$102,662

Weighted-average common shares outstanding – Basic	36,875,549	36,192,597
Effect of dilutive stock options	123,999	109,231

Weighted-average common shares outstanding – Diluted	36,999,548	36,301,828

Diluted earnings per share for Common and Class B common stock	$2.17	$2.83

Anti-dilutive stock options not included above	46,456	169,916
Diluted earnings per share for our Common stock assumes the conversion of all our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At March 31, 2024 and 2023, our outstanding Class B common stock was convertible into 3,220,567 and 3,232,844 shares of our Common stock, respectively.

4.	OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency.
The change in accumulated other comprehensive loss, net of tax, was as follows:

Quarters Ended March 31,	2024	2023
Foreign currency translation adjustment:
Beginning balance	$(42,331)	$(47,710)
Current period other comprehensive (loss) income	(5,539)	170

Ending balance	$(47,870)	$(47,540)

5.	ACQUISITIONS
Commercial Specialists, Inc.
On February 1, 2024, one of our wholly owned subsidiaries acquired Commercial Specialists, Inc., a distributor of HVAC products with annual sales of approximately $13,000, operating from two locations in Kentucky and Ohio. Consideration for the purchase consisted of $6,042 in cash, 1,904 shares of Common stock having a fair value of $752, and $562 for repayment of indebtedness, net of cash acquired of $1,426.

11 of 2
6

Gateway Supply Company, Inc.
On September 1, 2023, we acquired substantially all the assets and assumed certain of the liabilities of Gateway Supply Company, Inc. (“GWS”), a plumbing and HVAC distributor with annual sales of approximately $180,000, operating from 15 locations in South Carolina and one location in Charlotte, North Carolina. We formed a new, wholly owned subsidiary, Gateway Supply LLC, that operates this business. Consideration for the net purchase price consisted of $4,000 in cash, net of cash acquired of $3,102, and 280,215 shares of Common stock having a fair value of $101,645, net of a discount for lack of marketability. Of the 280,215 shares of Common stock issued, 21,228 shares are subject to a contractual restriction that generally prohibits the sale or other transfer of such shares by GWS and its permitted transferees for a period of one year following the closing date with respect to half of such shares, and two years following the closing date with respect to the other half of such shares. The preliminary purchase price resulted in the recognition of $70,029 in goodwill and intangibles. The fair value of the identified intangible assets was $44,000 and consisted of $18,600 in trade names and distribution rights, and $25,400 in customer relationships to be amortized over an
18-year
period. The tax basis of the acquired goodwill recognized is not deductible for income tax purposes.
The table below presents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of GWS based on their respective fair values as of September 1, 2023:

Accounts receivable	$21,159
Inventories	37,098
Other current assets	319
Property and equipment	3,213
Operating lease ROU assets	15,737
Goodwill	26,029
Intangibles	44,000
Other assets	86
Current portion of long-term liabilities	(3,633)
Accounts payable	(8,306)
Accrued expenses and other current liabilities	(4,934)
Operating lease liabilities, net of current portion	(12,434)
Finance lease liabilities, net of current portion	(1,431)
Other liabilities	(14,360)

Total	$102,543

Capitol District Supply Co., Inc.
On March 3, 2023, one of our wholly owned subsidiaries acquired Capitol District Supply Co., Inc., a distributor of plumbing and air conditioning and heating products with annual sales of approximately $13,000, operating from three locations in New York. Consideration for the purchase consisted of $1,217 in cash, net of cash acquired of $144, and $1,851 for repayment of indebtedness. The purchase price resulted in the recognition of $1,055 in goodwill and intangibles. The fair value of the identified intangible assets was $606 and consisted of $430 in trade names and distribution rights, and $176 in customer relationships to be amortized over an
18-year
period. The tax basis of such goodwill is deductible for income tax purposes over 15 years.
The results of operations of these acquisitions have been included in the condensed consolidated unaudited financial statements from their respective dates of acquisition. The pro forma effect of these acquisitions was not deemed significant to our condensed consolidated unaudited financial statements.

6.	DERIVATIVES
We enter into foreign currency forward and option contracts to offset the earnings impact that foreign exchange rate fluctuations would otherwise have on certain monetary liabilities that are denominated in nonfunctional currencies.
Derivatives Not Designated as Hedging Instruments
We have entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. We had only one foreign currency exchange contract not designated as a hedging instrument at March 31, 2024, the total notional value of which was $15,700. Such contract expired in April 2024.

We recognized losses

of $
147
and $
394
from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2024 and 2023, respectively.

12 of 26

7.	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at March 31, 2024 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Certificate of deposit	Short-term cash investments	$200,000	—	$200,000	—
Derivative financial instruments	Other current assets	$55	—	$55	—
Equity securities	Other assets	$1,235	$1,235	—	—
Private equities	Other assets	$1,500	—	—	$1,500

		Total	Fair Value Measurements at December 31, 2023 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$5	—	$5	—
Equity securities	Other assets	$1,044	$1,044	—	—
Private equities	Other assets	$1,500	—	—	$1,500
The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:
Short-term cash investments
– these investments consist of a certificate of deposit that matures in September 2024.
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
Private equities
– other investments in which fair value inputs are unobservable and are therefore classified within Level 3 of the fair value hierarchy.

8.	SHAREHOLDERS’ EQUITY
Dividend Reinvestment Plan
On March 29, 2024, we implemented the Watsco, Inc. Dividend Reinvestment Plan (the “Plan”), under which existing shareholders may, in accordance with the Plan, acquire shares of the Company’s Common stock or Class B Common stock, as applicable (collectively “common stock”), by reinvesting all or a portion of the cash dividends paid on such shareholders’ shares of common stock. The Plan has been registered under the Securities Act of 1933, as amended (the “Securities Act”),
pursuant to our automatically effective shelf registration statement on Form
S-3
(File
No. 333-260758).
As of March 31, 2024, no shares of common stock
had
been issued under the Plan.
At-the-Market
Offering Program
We are party to a sales agreement with Robert W. Baird & Co. Inc
. (“Baird”),
which enables the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act for a maximum aggregate offering amount of up to $300,000 (the “ATM Program”). The offer and sale of our Common stock pursuant to the ATM Program has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form
S-3
(File
No. 333-260758).
During the quarter ended March 31, 2024, we issued and sold 712,000 shares of Common stock under the ATM Program for net proceeds of $281,784. Direct costs of $33 incurred in connection with the offering were charged against the proceeds from the sale of Common stock and reflected as a reduction of paid-in
capital. At March 31, 2024, $1,545 remained available for sale under the ATM Program.

On May 3, 2024, we entered into an amendment to the sales agreement for the ATM Program, which increased the maximum aggregate offering amount under the ATM Program by an additional $400,000. See Note 11.

13 of 2
6

Restricted Stock
During the quarter ended March 31, 2024, a total of 999 shares of Class B common stock with an aggregate fair market value of $390 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. During the quarter ended March 31, 2023, a total of 6,047 shares of Common and Class B common stock with an aggregate fair market value of $1,664 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from Common stock issued as a result of stock options exercised during the quarters ended March 31, 2024 and 2023 was $10,040 and $8,168, respectively.
During quarters ended March 31, 2024 and 2023, a total of 426 shares of Common stock with an aggregate fair market value of $175 and a total of 15,655 shares of Common stock with an aggregate fair market value of $4,788, respectively, were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.
Employee Stock Purchase Plan
During the quarters ended March 31, 2024 and 2023, we received net proceeds of $583 and $579, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers several factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $9,658 and $9,747 at March 31, 2024 and December 31, 2023, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

10.	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 58% and 62% of all inventory purchases made during the quarters ended March 31, 2024 and 2023, respectively. At March 31, 2024 and December 31, 2023, approximately $202,000 and $100,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2024 and 2023 included approximately $18,000 and $22,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.
A member of our Board of Directors is the Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters ended March 31, 2024 and 2023, fees for services performed were $75 and $13, respectively, and $67 and $3 was payable at March 31, 2024 and
December
31, 2023, respectively.

14 of 26

11.	SUBSEQUENT EVENT
As previously reported, on August 6, 2021, we entered into a Sales Agreement (as amended, the “Original Sales Agreement”) with Baird, relating to our ATM Program. On May 3, 2024, we and Baird entered into a third amended and restated sales agreement, which amended the Original Sales Agreement to increase the dollar amount of shares of our Common stock that we may issue and sell thereunder by an additional $400,000. Except for the additional capacity under the ATM Program provided by the third amended and restated sales agreement, the material terms of the Original Sales Agreement remain unmodified.

15 of 26

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

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

The following information should be read in conjunction with the condensed consolidated unaudited financial statements, including the notes thereto, included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” the “Company,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At March 31, 2024, we operated from 691 locations in 43 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

16 of 26

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

Additionally, the American Innovation and Manufacturing Act of 2020 granted the U.S. Environmental Protection Agency the authority to regulate hydrofluorocarbon (“HFC”) refrigerants. Although HFCs were introduced as alternatives to ozone-depleting substances like chlorofluorocarbons and hydrochlorofluorocarbons, they are now recognized as potent greenhouse gases due to their high global warming potential (“GWP”). Consequently, a phasedown of HFC production and consumption by 85% over a 15-year period commenced on January 1, 2022, and regulations were established requiring HVAC systems to use refrigerants with a GWP under 750 by January 1, 2025. In response to these regulations, OEMs have begun the transition to new refrigerants. These regulations advance product innovation, improve homeowner energy efficiency, reduce the carbon footprint of end-users and increase average selling prices over time.

We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Based on estimates validated by independent sources, we averted an estimated 20.1 million metric tons of CO2e emissions from January 1, 2020 to March 31, 2024 through the sale of replacement residential HVAC systems at higher-efficiency standards.

Federal Tax Credits and State Incentives

Demand for higher-efficiency products, such as variable-speed systems and heat pumps, is expected to increase due to the passage of the U.S. Inflation Reduction Act of 2022 (the “IRA”) in August 2022. This legislation is intended, in part, to promote the replacement of existing systems in favor of high-efficiency heat pump systems that reduce greenhouse gas emissions, as compared to older systems, and thereby combat climate change. Programs under the IRA include enhanced tax credits for homeowners who install qualifying HVAC equipment and tax deductions for owners of commercial buildings that are upgraded to achieve defined energy savings. The IRA also sets aside $4.3 billion for state-administered consumer rebate programs designed to promote energy savings for low and medium-income households, including HVAC systems. Further details, including qualifying products, specific programs, states participating, and other regulatory requirements contemplated by the IRA are still being finalized.

17 of 26

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

Our critical accounting estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024. We believe that there have been no significant changes during the quarter ended March 31, 2024 to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted, and to be adopted, accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters ended March 31, 2024 and 2023:

	2024	2023
Revenues	100.0%	100.0%
Cost of sales	72.5	71.1

Gross profit	27.5	28.9
Selling, general and administrative expenses	19.8	18.5
Other income	0.3	0.2

Operating income	8.1	10.6
Interest (income) expense, net	(0.2)	0.0

Income before income taxes	8.2	10.6
Income taxes	1.6	2.2

Net income	6.7	8.4
Less: net income attributable to non-controlling interest	1.1	1.3

Net income attributable to Watsco, Inc.	5.6%	7.1%

Note: Due to rounding, percentages may not total 100.

The following narratives reflect our acquisitions of Commercial Specialists, Inc. (“CSI”) in February 2024, Gateway Supply Company, Inc. (“GWS”) in September 2023, and Capitol District Supply Co., Inc. (“Capitol”) in March 2023.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At March 31, 2024 and 2023, four and six locations, respectively, that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.

18 of 26

The table below summarizes the changes in our locations for the 12 months ended March 31, 2024:

Number of Locations
March 31, 2023	673
Opened	5
Acquired	16
Closed	(4)

December 31, 2023	690
Opened	3
Acquired	2
Closed	(4)

March 31, 2024	691

Revenues

	Quarters Ended March 31,
(in millions)	2024	2023	Change
Revenues	$1,565.0	$1,550.6	$14.4	1%

The increase in revenues for the first quarter of 2024 included $51.4 million attributable to new locations acquired and $1.1 million from other locations opened during the preceding 12 months, offset by $0.8 million from locations closed.

	Quarters Ended March 31,
(in millions)	2024	2023	Change
Same-store sales	$1,512.5	$1,549.8	$(37.3)	(2)%

The following table presents our revenues (excluding acquisitions), as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales
	2024	2023	% Change
HVAC equipment	68%	68%	(1%)
Other HVAC products	28%	28%	(6%)
Commercial refrigeration products	4%	4%	2%

HVAC equipment sales reflect a 2% decrease in residential products, which is composed of unitary compressor-bearing systems, furnaces, and other indoor components, (3% decrease in U.S. markets and an 6% increase in international markets) and a 3% increase in sales of commercial HVAC equipment (1% increase in U.S. markets and a 9% increase in international markets). Sales of residential unitary compressor-bearing systems declined 3%, reflecting a 4% decrease in units and a 1% increase in average selling price.

Gross Profit

	Quarters Ended March 31,
(in millions)	2024	2023	Change
Gross profit	$430.6	$448.2	$(17.6)	(4)%
Gross margin	27.5%	28.9%

Gross profit margin declined 140 basis-points primarily due to the impact of pricing and sales mix for HVAC equipment in 2024 as compared to the same period in 2023.

19 of 26

Selling, General and Administrative Expenses

	Quarters Ended March 31,
(in millions)	2024	2023	Change
Selling, general and administrative expenses	$309.5	$287.1	$22.4	8%
Selling, general and administrative expenses as a percentage of revenues	19.8%	18.5%

Selling, general and administrative expenses for the first quarter of 2024 increased primarily due to newly acquired locations. On a same-store basis, selling, general and administrative expenses increased 4% as compared to 2023 and, as a percentage of sales, increased to 19.7% versus 18.5% in 2023, primarily due to increases in fixed costs and $5.3 million in nonrecurring items offset by lower variable selling costs driven by the decrease in same-store sales.

Other Income

Other income of $5.5 million and $3.6 million for the first quarters of 2024 and 2023, respectively, represented our share of the net income of Russell Sigler, Inc. (“RSI”), in which we have a 38.4% equity interest.

Interest Income, Net

Interest income, net for the first quarter of 2024 increased $3.1 million, or 502%, primarily due to interest earned on cash and short-term cash investments and lower average outstanding borrowings under our revolving credit facility for the 2024 period as compared to the same period in 2023.

Income Taxes

	Quarters Ended March 31,
(in millions)	2024	2023	Change
Income taxes	$24.7	$33.8	$(9.1)	(27%)
Effective income tax rate	21.8%	23.3%

Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier Global Corporation (“Carrier”), which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The decrease in the effective income tax rate was primarily due to higher share-based compensation deductions combined with lower income in 2024 as compared to the same period in 2023.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended March 31, 2024 decreased $23.1 million, or 21%, compared to the same period in 2023. The decrease was primarily driven by lower gross profit and higher selling, general and administrative expenses, partially offset by higher revenues, a reduction in income taxes, higher interest income, and a decrease in net income attributable to the non-controlling interest.

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

20 of 26

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

We believe that the combination of our operating cash flows, cash on hand, short-term cash investments, available borrowings under our revolving credit agreement, and funds available from sales of our Common stock under our ATM Program (as defined below), each of which is described below, will be sufficient to meet our liquidity needs for the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

As of March 31, 2024, we had $278.9 million of cash and cash equivalents, of which $176.1 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions. We also had $200.0 million of short-term cash investments consisting of a certificate of deposit that matures in September 2024.

Our access to funds under our revolving credit agreement depends on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on the Secured Overnight Financing Rate (“SOFR”), which is one of the base rates under our revolving credit agreement. SOFR has limited historical data and is a secured lending rate (whereas our revolving credit agreement is unsecured and had primarily used LIBOR, an unsecured lending rate, as a base rate prior to the discontinuation of LIBOR in 2023), which could give rise to uncertainties and volatility in the benchmark rates. Additionally, disruptions in the credit and capital markets could also result in increased borrowing costs or reduced borrowing capacity under our revolving credit agreement.

Working Capital

Working capital increased to $1,972.2 million at March 31, 2024 from $1,679.9 million at December 31, 2023, due to: (i) higher inventory balances driven by the seasonal ramp-up in inventories in advance of our selling season and related OEM pricing actions; and (ii) higher accounts receivable consistent with the seasonal increase in sales, which were offset by an increase in accounts payable consistent with the change in inventory.

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2024 and 2023 (in millions):

	2024	2023	Change
Cash flows provided by (used in) operating activities	$103.7	$(47.4)	$151.1
Cash flows used in investing activities	$(210.9)	$(10.4)	$(200.5)
Cash flows provided by financing activities	$178.4	$51.3	$127.1

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash provided by operating activities in 2024 as compared to 2023 was higher primarily due to timing of vendor payments partially offset by an increase in inventory, as discussed above.

Investing Activities

Net cash used in investing activities was higher primarily due to the purchase of $200.0 million of short-term cash investments in 2024.

Financing Activities

Net cash provided by financing activities increased primarily due to $281.8 million in net proceeds from the sale of Common stock under our ATM Program (as defined below), which was primarily used for investment in short-term cash investments and repayments under our revolving credit agreement, partially offset by an increase in dividends paid in 2024.

21 of 26

Revolving Credit Agreement

We maintain an unsecured, five-year $600.0 million syndicated multicurrency revolving credit agreement, which may be used for, among other things, funding seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases, and issuances of letters of credit. The revolving credit facility has a seasonal component from October 1 to March 31, during which the borrowing capacity may be reduced to $500.0 million at our discretion (which effectively reduces fees payable in respect of the unused portion of the commitment), and we effected this reduction on October 1, 2023. Included in the revolving credit facility are a $125.0 million swingline loan sublimit, a $10.0 million letter of credit sublimit, a $75.0 million alternative currency borrowing sublimit, and an $10.0 million Mexican borrowing subfacility. The revolving credit agreement matures on March 16, 2028.

At March 31, 2024, there was no outstanding balance under the revolving credit agreement. At December 31, 2023, $15.4 million was outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2024.

At-the-Market Offering Program

We are party to a sales agreement with Robert W. Baird & Co. Inc. (“Baird”), which enables the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for a maximum aggregate offering amount of up to $300.0 million (the “ATM Program”). The offer and sale of our Common stock pursuant to the ATM Program has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-260758).

During the quarter ended March 31, 2024, we issued and sold 712,000 shares of Common stock under the ATM Program for net proceeds of $281.8 million. At March 31, 2024, $1.5 million remained available for sale under the ATM Program. We used the proceeds to pay down outstanding debt under our revolving credit agreement and to purchase short-term cash investments with the excess. On May 3, 2024, we entered into a third amended and restated sales agreement with Baird, which increased the maximum aggregate offering amount by $400.0 million.

Investment in Unconsolidated Entity

Carrier Enterprise I, one of our joint ventures with Carrier, in which we have an 80% controlling interest, has a 38.4% ownership interest in RSI, an HVAC distributor operating from 34 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.

Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders, consisting of five Sigler second generation family siblings and their affiliates, who collectively own 55.4% of RSI (the “RSI Majority Holders”) and certain next-generation Sigler family members and an employee, who collectively own 6.2% of RSI (the “RSI Minority Holders” and, together with the RSI Majority Holders, the “RSI Shareholders”). Pursuant to the Shareholders’ Agreement, the RSI Shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on the higher of book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price for its 38.4% investment held in RSI. The RSI Shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from the RSI Shareholders the remaining outstanding shares of RSI common stock. At March 31, 2024, using the criteria set forth in the Shareholders’ Agreement, the valuation of the RSI Shareholders’ RSI common stock was approximately $441.0 million. We believe that our operating cash flows, cash on hand, short-term cash investments or funds available for borrowing under our revolving credit agreement, or use of the ATM Program would be sufficient to purchase any additional ownership interests in RSI for cash pursuant to the agreement described in the following paragraph.

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

22 of 26

Acquisitions

On February 1, 2024, one of our wholly owned subsidiaries acquired CSI, a distributor of HVAC products with annual sales of approximately $13.0 million, operating from two locations in Kentucky and Ohio. Consideration for the purchase consisted of $6.0 million in cash, 1,904 shares of Common stock having a fair value of $0.8 million, and $0.6 million for repayment of indebtedness, net of cash acquired of $1.4 million.

On September 1, 2023, we acquired substantially all the assets and assumed certain of the liabilities of GWS, a plumbing and HVAC distributor with annual sales of approximately $180.0 million, operating from 16 locations in South Carolina and North Carolina. Consideration for the net purchase price consisted of $4.0 million in cash, net of cash acquired of $3.1 million, and 280,215 shares of Common stock having a fair value of $101.6 million, net of a discount for lack of marketability.

On March 3, 2023, one of our wholly owned subsidiaries acquired Capitol, a distributor of plumbing and air conditioning and heating products with annual sales of approximately $13.0 million, operating from three locations in New York. Consideration for the purchase consisted of $1.2 million in cash, net of cash acquired of $0.1 million, and $1.9 million for repayment of indebtedness.

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

Common Stock Dividends

We paid cash dividends of $2.45 per share on both Common and Class B common stock during both the quarters ended March 31, 2024 and 2023. On April 1, 2024, our Board of Directors declared a regular quarterly cash dividend of $2.70 per share on both Common and Class B common stock that was paid on April 30, 2024 to shareholders of record as of April 15, 2024. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, prospects, and other factors deemed relevant by our Board of Directors.

Dividend Reinvestment Plan

On March 29, 2024, we implemented the Watsco, Inc. Dividend Reinvestment Plan (the “Plan”), under which existing shareholders may, in accordance with the Plan, acquire shares of Common stock or Class B Common stock, as applicable (collectively “common stock”), by reinvesting all or a portion of the cash dividends paid on such shareholders’ shares of common stock. The Plan has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-260758). As of March 31, 2024, no shares of common stock had been issued under the Plan.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At March 31, 2024, there were 1,129,087 shares remaining authorized for repurchase under the program. In considering any further stock repurchases under our repurchase program, we intend to evaluate the impact of the 1% excise tax on stock repurchases that became effective on January 1, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In accordance with the SEC’s guidance that an assessment of the internal controls of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting in the year of acquisition, we have not yet assessed the internal control over financial reporting of GWS, which represented approximately 3% of our total consolidated assets at March 31, 2024 and approximately 3% of our total consolidated revenues for the quarter ended March 31, 2024. From the acquisition date of September 1, 2023 to March 31, 2024, the processes and systems of GWS did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 9 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims, and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended March 31, 2024 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 11, 2024, we issued 20,387 shares of our Common stock to our Profit Sharing Retirement Plan & Trust (the “Profit Sharing Plan”) representing the employer match under the Profit Sharing Plan for the plan year ended December 31, 2023, without registration. This issuance was exempt from registration under the Securities Act pursuant to Section 3(a)(2) thereof. The Profit Sharing Plan is a profit sharing retirement plan that is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Profit Sharing Plan are held in a single trust fund for the benefit of our employees, and the Profit Sharing Plan does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Profit Sharing Plan from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Profit Sharing Plan as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	999	$390.85	—	$—
February 1, 2024 to February 29, 2024	—	—	—	—
March 1, 2024 to March 31, 2024	—	—	—	—

Total	999	$390.85	—	$—

(1)

During the quarter ended March 31, 2024, we purchased an aggregate of 999 shares of our Class B common stock to satisfy the tax withholding obligations in connection with the vesting of restricted stock.

24 of 26

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

As previously reported, on August 6, 2021, we entered into a Sales Agreement (as amended in February 2022 and November 2023, the “Original Sales Agreement”) with Robert W. Baird & Co. Incorporated (“Baird”), relating to our issuance and sale, from time to time, of up to $300.0 million of our Common stock in a registered offering pursuant to our effective Registration Statement on Form S-3. The Sales Agreement provided for the sale of shares in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange, or sales made to or through a market maker other than on an exchange (the “ATM Program”). On May 3, 2024, we entered into a third amended and restated Sales Agreement (the “TA&R Sales Agreement”) with Baird, which increased the maximum aggregate offering amount under the ATM Program by $400.0 million. The TA&R Sales Agreement otherwise retains all other material terms of the Original Sales Agreement.

The foregoing description of the TA&R Sales Agreement is only a summary and is qualified in its entirety by reference to the full text of the TA&R Sales Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference in this Item 5.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

5.1 #	Opinion of Greenberg Traurig, P.A.

10.1 #	Third Amended and Restated Sales Agreement dated May 3, 2024, by and between Watsco, Inc. and Robert W. Baird & Co. Incorporated.

23.1 #	Consent of Greenberg Traurig, P.A. (included in Exhibit 5.1 hereto).

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.

25 of 26

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 3, 2024	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

26 of 26