Form 10-Q
period 2024-06-30
WATSCO INC
filed 2024-08-02
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024
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
of the Exchange Act). Yes ☐ No ☒
The registrant’s common stock outstanding as of July 30, 2024 comprised (i) 34,789,334 shares of Common stock, $0.50 par value per share, excluding 4,066,984 treasury shares and (ii) 5,549,880 shares of Class B common stock, $0.50 par value per share, excluding 48,263 treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 26

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$2,139,328	$2,003,084	$3,704,319	$3,553,725
Cost of sales	1,559,568	1,440,462	2,693,934	2,542,946

Gross profit	579,760	562,622	1,010,385	1,010,779
Selling, general and administrative expenses	319,029	304,155	628,577	591,212
Other income	8,072	7,238	13,532	10,878

Operating income	268,803	265,705	395,340	430,445
Interest (income) expense, net	(4,913)	3,415	(7,383)	4,030

Income before income taxes	273,716	262,290	402,723	426,415
Income taxes	59,065	56,887	83,810	90,641

Net income	214,651	205,403	318,913	335,774
Less: net income attributable to non-controlling interest	33,241	32,639	50,499	52,937

Net income attributable to Watsco, Inc.	$181,410	$172,764	$268,414	$282,837

Earnings per share for Common and Class B common stock:
Basic	$4.50	$4.43	$6.71	$7.27

Diluted	$4.49	$4.42	$6.69	$7.25

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$214,651	$205,403	$318,913	$335,774
Other comprehensive (loss) income, net of tax Foreign currency translation adjustment	(3,336)	7,115	(11,336)	7,375

Other comprehensive (loss) income	(3,336)	7,115	(11,336)	7,375

Comprehensive income	211,315	212,518	307,577	343,149
Less: comprehensive income attributable to non-controlling interest	32,205	34,974	47,002	55,362

Comprehensive income attributable to Watsco, Inc.	$179,110	$177,544	$260,575	$287,787

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$224,854	$210,112
Short-term cash investments	200,000	—
Accounts receivable, net	1,001,329	797,832
Inventories, net	1,573,496	1,347,289
Other current assets	34,718	36,698

Total current assets	3,034,397	2,391,931
Property and equipment, net	138,301	136,230
Operating lease right-of-use assets	384,816	368,748
Goodwill	458,353	457,148
Intangible assets, net	211,586	218,146
Investment in unconsolidated entity	156,886	146,238
Other assets	10,985	10,741

	$4,395,324	$3,729,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of lease liabilities	$104,409	$100,265
Accounts payable	564,082	369,396
Accrued expenses and other current liabilities	276,676	242,351

Total current liabilities	945,167	712,012

Long-term obligations:
Borrowings under revolving credit agreement	—	15,400
Operating lease liabilities, net of current portion	291,434	276,913
Finance lease liabilities, net of current portion	15,684	12,214

Total long-term obligations	307,118	304,527

Deferred income taxes and other liabilities	98,849	96,453

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	19,427	19,353
Class B common stock, $0.50 par value	2,800	2,781
Preferred stock, $0.50 par value	—	—
Paid-in capital	1,466,537	1,153,459
Accumulated other comprehensive loss, net of tax	(50,170)	(42,331)
Retained earnings	1,246,053	1,183,207
Treasury stock, at cost	(73,810)	(86,630)

Total Watsco, Inc. shareholders’ equity	2,610,837	2,229,839
Non-controlling interest	433,353	386,351

Total shareholders’ equity	3,044,190	2,616,190

	$4,395,324	$3,729,182

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2023	39,441,280	$22,134	$1,153,459	$(42,331)	$1,183,207	$(86,630)	$386,351	$2,616,190
Net income					87,004		17,258	104,262
Other comprehensive (loss)				(5,539)			(2,461)	(8,000)
Issuances of restricted shares of common stock	87,660	44	(44)					—
Forfeitures of restricted shares of common stock	(12,064)	(6)	6					—
Common stock contribution to 401(k) plan	20,387	10	8,725					8,735
Stock issuances from exercise of stock options and employee stock purchase plan	53,029	27	10,719					10,746
Retirement of common stock	(1,425)	(1)	(564)					(565)
Net proceeds from the sale of Common stock	712,000		268,931			12,820		281,751
Common stock issued for Commercial Specialists, Inc.	1,904	1	751					752
Share-based compensation			10,467					10,467
Cash dividends declared and paid on Common and Class B common stock, $2.45 per share					(96,765)			(96,765)

Balance at March 31, 2024	40,302,771	22,209	1,452,450	(47,870)	1,173,446	(73,810)	401,148	2,927,573

Net income					181,410		33,241	214,651
Other comprehensive (loss)				(2,300)			(1,036)	(3,336)
Issuances of restricted shares of common stock	10,000	5	(5)					—
Forfeitures of restricted shares of common stock	(5,750)	(3)	3					—
Stock issuances from exercise of stock options and employee stock purchase plan	36,754	18	8,140					8,158
Retirement of common stock	(5,279)	(2)	(2,442)					(2,444)
Share-based compensation			8,390					8,390
Dividend reinvestment plan	4	—	1			—		1
Cash dividends declared and paid on Common and Class B common stock, $2.70 per share					(108,803)			(108,803)

Balance at June 30, 2024	40,338,500	$22,227	$1,466,537	$(50,170)	$1,246,053	$(73,810)	$433,353	$3,044,190

Continued on next page.
6 of 26

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2022	38,749,887	$21,811	$973,060	$(47,710)	$1,029,516	$(87,440)	$359,041	$2,248,278
Net income					110,073		20,298	130,371
Other comprehensive income				170			90	260
Issuances of restricted shares of common stock	116,510	58	(58)					—
Forfeitures of restricted shares of common stock	(2,000)	(1)	1					—
Common stock contribution to 401(k) plan	35,533	18	8,844					8,862
Stock issuances from exercise of stock options and employee stock purchase plan	75,186	38	12,947					12,985
Issuance of Class B common stock	632	—	200					200
Retirement of common stock	(21,702)		(11)	(6,441)				(6,452)
Share-based compensation			8,763					8,763
Cash dividends declared and paid on Common and Class B common stock, $2.45 per share					(94,970)			(94,970)

Balance at March 31, 2023	38,954,046	21,913	997,316	(47,540)	1,044,619	(87,440)	379,429	2,308,297

Net income					172,764		32,639	205,403
Other comprehensive income				4,780			2,335	7,115
Issuances of restricted shares of common stock	38,000	19	(19)					—
Forfeitures of restricted shares of common stock	(467)	—	—					—
Stock issuances from exercise of stock options and employee stock purchase plan	30,794	15	5,622					5,637
Retirement of common stock	(1,737)	(1)	(594)					(595)
Share-based compensation			6,828					6,828
Net proceeds from the sale of Common stock	45,000		13,994			810		14,804
Cash dividends declared and paid on Common and Class B common stock, $2.45 per share					(95,439)			(95,439)

Balance at June 30, 2023	39,065,636	$21,946	$1,023,147	$(42,760)	$1,121,944	$(86,630)	$414,403	$2,452,050

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 26

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:

Net income	$318,913	$335,774
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,893	16,615
Share-based compensation	16,517	13,529
Non-cash contribution to 401(k) plan	8,735	8,862
Provision for doubtful accounts	1,569	1,405
Deferred income tax provision	3,568	3,442
Other income from investment in unconsolidated entity	(13,532)	(10,878)
Other, net	294	(481)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(203,962)	(243,440)
Inventories, net	(225,984)	(313,634)
Accounts payable and other liabilities	233,517	103,442
Other, net	1,913	(3,815)

Net cash provided by (used in) operating activities	161,441	(89,179)

Cash flows from investing activities:
Purchases of short-term cash investments	(200,000)	—
Capital expenditures	(12,262)	(15,831)
Business acquisitions, net of cash acquired	(5,173)	(2,989)
Proceeds from sale of property and equipment	120	1,232

Net cash used in investing activities	(217,315)	(17,588)

Cash flows from financing activities:
Net proceeds from the sale of Common stock	281,784	15,179
Net proceeds from issuances of Common stock under employee-related plans	17,103	13,827
Net proceeds from Dividend Reinvestment Plan	1	—
Payment of fees related to revolving credit agreement	—	(580)
Net repayments under prior revolving credit agreement	—	(56,400)
Repurchases of common stock to satisfy employee withholding tax obligations	(1,209)	(2,254)
Net repayments of finance lease liabilities	(2,901)	(1,795)
Net (repayments) proceeds under current revolving credit agreement	(15,400)	342,900
Dividends on Common and Class B common stock	(205,568)	(190,409)

Net cash provided by financing activities	73,810	120,468

Effect of foreign exchange rate changes on cash and cash equivalents	(3,194)	1,320

Net increase in cash and cash equivalents	14,742	15,021
Cash and cash equivalents at beginning of period	210,112	147,505

Cash and cash equivalents at end of period	$224,854	$162,526

Supplemental cash flow information:
Common stock issued for Commercial Specialists, Inc.	$752	—
See accompanying notes to condensed consolidated unaudited financial statements.

8 of 26

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2024
(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” the “Company,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying June 30, 2024 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2023 Annual Report on Form
10-K.
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
The results of operations for the quarter and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
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

9 of 26

Recently Issued Accounting Standards Not Yet Adopted
Income Taxes
In December 2023, the FASB issued guidance that enhances annual income tax disclosures primarily by disaggregating the existing disclosures related to the effective tax rate reconciliation and income taxes paid. Under the new guidance, an entity will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. An entity will also be required to disclose the amount of income taxes paid disaggregated by federal, state and foreign, and by individual jurisdictions equal or greater than five
percent of total income taxes paid. This guidance is effective prospectively and is effective for annual periods beginning after December 15, 2024. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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

2.	REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reportable segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Primary Geographical Regions:
United States	$1,926,499	$1,799,031	$3,325,185	$3,194,035
Canada	95,697	107,360	175,495	188,623
Latin America and the Caribbean	117,132	96,693	203,639	171,067

	$2,139,328	$2,003,084	$3,704,319	$3,553,725

Major Product Lines:
HVAC equipment	70%	69%	68%	69%
Other HVAC products	26%	27%	28%	27%
Commercial refrigeration products	4%	4%	4%	4%

	100%	100%	100%	100%

3.	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$181,410	$172,764	$268,414	$282,837
Less: distributed and undistributed earnings allocated to restricted common stock	12,623	11,933	18,802	19,341

Earnings allocated to Watsco, Inc. shareholders	$168,787	$160,831	$249,612	$263,496

Weighted-average common shares outstanding - Basic	37,512,105	36,304,824	37,193,827	36,249,021
Basic earnings per share for Common and Class B common stock	$4.50	$4.43	$6.71	$7.27

10 of 26

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allocation of earnings for Basic:
Common stock	$154,282	$146,511	$227,977	$239,999
Class B common stock	14,505	14,320	21,635	23,497

	$168,787	$160,831	$249,612	$263,496

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$181,410	$172,764	$268,414	$282,837
Less: distributed and undistributed earnings allocated to restricted common stock	12,608	11,916	18,788	19,322

Earnings allocated to Watsco, Inc. shareholders	$168,802	$160,848	$249,626	$263,515

Weighted-average common shares outstanding - Basic	37,512,105	36,304,824	37,193,827	36,249,021
Effect of dilutive stock options	115,532	125,113	119,766	117,216

Weighted-average common shares outstanding - Diluted	37,627,637	36,429,937	37,313,593	36,366,237

Diluted earnings per share for Common and Class B common stock	$4.49	$4.42	$6.69	$7.25

Anti-dilutive stock options not included above	25,421	24,328	27,455	79,271
Diluted earnings per share for our Common stock assumes the conversion of all our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At June 30, 2024 and 2023, our outstanding Class B common stock was convertible into 3,223,761 and 3,232,419 shares of our Common stock, respectively.

4.	OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income consists of the foreign currency translation adjustment associated with our Canadian operations
’ use of the Canadian dollar as their functional currency.
The change in accumulated other comprehensive loss, net of tax, was as follows:

Six Months Ended June 30,	2024	2023
Foreign currency translation adjustment:
Beginning balance	$(42,331)	$(47,710)
Current period other comprehensive (loss) income	(7,839)	4,950

Ending balance	$(50,170)	$(42,760)

5.	ACQUISITIONS
Commercial Specialists, Inc.
On February 1, 2024, one of our wholly owned subsidiaries acquired Commercial Specialists, Inc. (“CSI”), a distributor of HVAC products with annual sales of approximately $13,000, operating from two locations in Kentucky and Ohio. Consideration for the purchase consisted of $6,037 in cash, 1,904 shares of Common stock having a fair value of $752, and $562 for repayment of indebtedness, net of cash acquired of $1,426. The preliminary purchase price resulted in the recognition of $2,469 in goodwill. The tax basis of such goodwill is deductible for income tax purposes over 15 years.
Gateway Supply Company, Inc.
On September 1, 2023, we acquired substantially all the assets and assumed certain of the liabilities of Gateway Supply Company, Inc. (“GWS”), a plumbing and HVAC distributor with annual sales of approximately $180,000, operating from 15 locations in South Carolina and one location in Charlotte, North Carolina. We formed a new, wholly owned subsidiary, Gateway Supply LLC, that operates this business. Consideration for the net purchase price consisted of $4,000 in cash, net of cash acquired of $3,102, and 280,215 shares of Common stock having a fair value of $101,645, net of a discount for lack of marketability. Of the 280,215 shares of Common stock issued, 21,228 shares are subject to a contractual restriction that generally prohibits the sale or other transfer of such shares by GWS and its permitted transferees for a period of one year following the closing date with respect to half of such shares, and

11 of 26

two years following the closing date with respect to the other half of such shares. The preliminary
purchase price resulted in the recognition of $69,086 in goodwill and intangibles. The fair value of the identified intangible assets was $44,000 and consisted of $18,600 in trade names and distribution rights, and $25,400 in customer relationships to be amortized over an
18-year
period. The tax basis of the acquired goodwill recognized is not deductible for income tax purposes.
The table below presents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of GWS based on their respective fair values as of September 1, 2023:

Accounts receivable	$21,159
Inventories	37,098
Other current assets	319
Property and equipment	3,213
Operating lease ROU assets	15,737
Goodwill	25,086
Intangibles	44,000
Other assets	86
Current portion of long-term liabilities	(3,633)
Accounts payable	(8,306)
Accrued expenses and other current liabilities	(4,934)
Operating lease liabilities, net of current portion	(12,434)
Finance lease liabilities, net of current portion	(1,431)
Other liabilities	(13,417)

Total	$102,543

Capitol District Supply Co., Inc.
On March 3, 2023, one of our wholly owned subsidiaries acquired Capitol District Supply Co., In
c
.,
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
Derivatives Not Designated as Hedging Instruments
We have entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. We had only one foreign currency exchange contract not designated as a hedging instrument at June 30, 2024, the total notional value of which was $25,600. Such contract expired in July 2024.
We recognized gains (losses) of $1,743 and $(1,658) from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended June 30, 2024 and 2023, respectively. We recognized gains (losses) of $1,596 and $(2,052) from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the six months ended June 30, 2024 and 2023, respectively.

12 of 26

7.	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at June 30, 2024 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Certificate of deposit	Short-term cash investments	$200,000	—	$200,000	—
Derivative financial instruments	Other current assets	$119	—	$119	—
Equity securities	Other assets	$946	$946	—	—
Private equities	Other assets	$1,500	—	—	$1,500

		Total	Fair Value Measurements at December 31, 2023 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$5	—	$5	—
Equity securities	Other assets	$1,044	$1,044	—	—
Private equities	Other assets	$1,500	—	—	$1,500
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
(File
No. 333-260758).
During the quarter and six months ended June 30, 2024, we issued four shares of Common stock under the Plan.
At-the-Market
Offering Program
On August 6, 2021, we executed
a sales agreement with Robert W. Baird & Co. Inc. (“Baird”), which enable
d
 the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”),
for
a maximum aggregate offering amount of up to $300,000 (the “
2021
ATM Program”).
During the quarter ended March 31, 2024, we issued and sold 712,000 shares of Common stock under the 2021 ATM Program for net proceeds of $281,784. Direct costs of $33 incurred in connection with the offering were charged against the proceeds from the sale of Common stock and reflected as a reduction of paid-in
capital. Cumulatively, $298,455 of Common stock was sold under the 2021 ATM Program.

13 of 26

On May 3, 2024, we executed an amended and restated sales agreement with Baird (the “2024 ATM Program”), which enables the further issuance of up to $400,000 of Common stock. At June 30, 2024, $400,000 was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program were registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form
S-3
(File
No. 333-260758).
Common Stock Dividends
We paid cash dividends of $2.70, $2.45, $5.15, and $4.90 per share on both Common and Class B common stock during the quarters and six months ended June 30, 2024 and 2023, respectively.
Restricted Stock
During the quarter and six months ended June 30, 2024, a total of 1,706 shares of Class B common stock with an aggregate fair market value of $759, and a total of 2,705 shares of Class B common stock with an aggregate fair market value of $1,150, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery. During the six months ended June 30, 2023, a total of 6,047 shares of Common and Class B common stock with an aggregate fair market value of $1,664 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from Common stock issued
upon the exercise
of stock options during the quarters and six months ended June 30, 2024 and 2023, was $5,912, $4,526, $15,952, and $12,694, respectively.
During the quarter and six months ended June 30, 2024, 3,573 shares of Common stock with an aggregate fair market value of $1,685, and 3,999 shares of Common stock with an aggregate fair market value of $1,860, respectively, were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery. During the quarter and six months ended June 30, 2023, 1,737 shares of Common stock with an aggregate fair market value of $595, and 17,392 shares of Common stock with an aggregate fair market value of $5,383, respectively, were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.
Employee Stock Purchase Plan
During the quarters ended June 30, 2024 and 2023, we received proceeds of $568 and $554, respectively, for shares of our Common stock purchased under our employee stock purchase plan. During the six months ended June 30, 2024 and 2023, we received proceeds of $1,151 and $1,133, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers several factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $9,531 and $9,747 at June 30, 2024 and December 31, 2023, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

10.	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 66% of all inventory purchases made during both
the quarters ended June 30, 2024 and 2023. Purchases from Carrier and its affiliates comprised 62% and 65% of all inventory purchases made during the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, approximately $136,000 and $100,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2024 and 2023 included approximately $22,000, $32,000, $40,000, and $54,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.
A member of our Board of Directors is
a
 Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and six months ended June 30, 2024 and 2023, fees for services performed were $126, $58, $201 and $71, respectively, and $28 and $3 was payable at June 30, 2024 and December 31, 2023, respectively.

14 of 26

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

15 of 26

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” the “Company,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At June 30, 2024, we operated from 691 locations in 43 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

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

Additionally, the American Innovation and Manufacturing Act of 2020 granted the U.S. Environmental Protection Agency the authority to regulate hydrofluorocarbon (“HFC”) refrigerants. Although HFCs were introduced as alternatives to ozone-depleting substances like chlorofluorocarbons and hydrochlorofluorocarbons, they are now recognized as potent greenhouse gases due to their high global warming potential (“GWP”). Consequently, a phasedown of HFC production and consumption by 85% over a 15-year period commenced on January 1, 2022, and regulations were established requiring HVAC systems to use refrigerants with a GWP under 750 by January 1, 2025. In response to these regulations, OEMs have begun the transition to new refrigerants. These regulations advance product innovation, improve homeowner energy efficiency, reduce the carbon footprint of end-users and increase average selling prices over time. We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Based on estimates validated by independent sources, we averted an estimated 20.9 million metric tons of CO2e emissions from January 1, 2020 to June 30, 2024 through the sale of replacement residential HVAC systems at higher-efficiency standards.

16 of 26

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

Our critical accounting estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024. We believe that there have been no significant changes during the quarter ended June 30, 2024 to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted, and to be adopted, accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and six months ended June 30, 2024 and 2023:

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.9	71.9	72.7	71.6

Gross profit	27.1	28.1	27.3	28.4
Selling, general and administrative expenses	14.9	15.2	17.0	16.6
Other income	0.4	0.4	0.4	0.3

Operating income	12.6	13.3	10.7	12.1
Interest (income) expense, net	(0.2)	0.2	(0.2)	0.1

Income before income taxes	12.8	13.1	10.9	12.0
Income taxes	2.8	2.8	2.3	2.6

Net income	10.0	10.3	8.6	9.4
Less: net income attributable to non-controlling interest	1.6	1.6	1.4	1.5

Net income attributable to Watsco, Inc.	8.5%	8.6%	7.2%	8.0%

Note: Due to rounding, percentages may not total 100.

The following narratives reflect our acquisitions of Commercial Specialists, Inc. (“CSI”) in February 2024, Gateway Supply Company, Inc. (“GWS”) in September 2023, and Capitol District Supply Co., Inc. (“Capitol”) in March 2023. We did not acquire any businesses during the quarter ended June 30, 2024.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At June 30, 2024 and 2023, three and four locations, respectively, that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.

17 of 26

The table below summarizes the changes in our locations for the 12 months ended June 30, 2024:

Number of Locations
June 30, 2023	673
Opened	3
Acquired	16
Closed	(2)

December 31, 2023	690
Opened	3
Acquired	2
Closed	(4)

June 30, 2024	691

Second Quarter of 2024 Compared to Second Quarter of 2023

Revenues

	Quarter Ended June 30,
(in millions)	2024	2023	Change
Revenues	$2,139.3	$2,003.1	$136.2	7%

The increase in revenues for the second quarter of 2024 included $56.1 million attributable to new locations acquired and $4.1 million from other locations opened during the preceding 12 months, offset by $2.0 million from locations closed.

	Quarter Ended June 30,
(in millions)	2024	2023	Change
Same-store sales	$2,079.1	$2,001.1	$78.0	4%

The following table presents our revenues (excluding acquisitions) for the second quarter of 2024, as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales
	2024	2023	% Change
HVAC equipment	71%	69%	8%
Other HVAC products	25%	27%	(1%)
Commercial refrigeration products	4%	4%	1%

HVAC equipment sales reflect an 8% increase in residential products, which is composed of unitary compressor-bearing systems, furnaces, and other indoor components (8% increase in U.S. markets and a 3% increase in international markets), and an 8% increase in sales of commercial HVAC equipment (7% increase in U.S. markets and a 12% increase in international markets). The majority component of residential unitary compressor-bearing systems represent “ducted” systems produced by a variety of OEMs. Sales of ducted residential compressor-bearing systems increased 9% during the second quarter of 2024, reflecting a 6% increase in unit volume and a 3% increase in average selling price. Domestic sales of residential unitary compressor-bearing systems increased 8%, reflecting a 7% increase in units and a 1% increase in average selling price.

Gross Profit

	Quarter Ended June 30,
(in millions)	2024	2023	Change
Gross profit	$579.8	$562.6	$17.2	3%
Gross margin	27.1%	28.1%

Gross profit margin declined 100 basis-points primarily due to the impact of pricing and sales mix for HVAC equipment in 2024 as compared to the same period in 2023.

18 of 26

Selling, General and Administrative Expenses

	Quarter Ended June 30,
(in millions)	2024	2023	Change
Selling, general and administrative expenses	$319.0	$304.2	$14.8	5%
Selling, general and administrative expenses as a percentage of revenues	14.9%	15.2%

Selling, general and administrative expenses for the second quarter of 2024 increased primarily due to newly acquired locations and higher revenues. On a same-store basis, selling, general and administrative expenses increased 2% as compared to 2023 primarily due to higher revenues.

Other Income

Other income of $8.1 million and $7.2 million for the second quarters of 2024 and 2023, respectively, represented our share of the net income of Russell Sigler, Inc. (“RSI”), in which we have a 38.4% equity interest.

Interest Income, Net

Interest income, net for the second quarter of 2024 increased $8.3 million, or 244%, primarily due to interest earned on cash and short-term investments and lower average borrowings under our revolving credit facility for the 2024 period as compared to the same period in 2023.

Income Taxes

	Quarter Ended June 30,
(in millions)	2024	2023	Change
Income taxes	$59.1	$56.9	$2.2	4%
Effective income tax rate	24.3%	24.6%

Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier Global Corporation (“Carrier”), which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The decrease in the effective income tax rate was primarily due to higher share-based compensation deductions in 2024 as compared to the same period in 2023.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended June 30, 2024 increased $8.6 million, or 5%, compared to the same period in 2023. The increase was primarily driven by higher revenues, gross profit and interest income, partially offset by higher selling, general and administrative expenses.

First Half of 2024 Compared to First Half of 2023

Revenues

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Revenues	$3,704.3	$3,553.7	$150.6	4%

The increase in revenues for the first half of 2024 included $107.6 million attributable to new locations acquired and $5.1 million from other locations opened during the preceding 12 months, offset by $2.9 million from locations closed.

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Same-store sales	$3,591.6	$3,550.8	$40.8	1%

19 of 26

The following table presents our revenues (excluding acquisitions) for the six months ended June 30, 2024 as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales
	2024	2023	% Change
HVAC equipment	70%	69%	4%
Other HVAC products	26%	27%	(3%)
Commercial refrigeration products	4%	4%	2%

HVAC equipment sales reflect a 3% increase in residential products, which is composed of unitary compressor-bearing systems, furnaces, and other indoor components, (3% increase in U.S. markets and a 4% increase in international markets) and a 5% increase in sales of commercial HVAC equipment (4% increase in U.S. markets and an 11% increase in international markets). The majority component of residential unitary compressor-bearing systems represent “ducted” systems produced by a variety of OEMs. Sales of ducted residential compressor-bearing systems increased 4% during the first half of 2024, reflecting a 1% increase in unit volume and a 3% increase in average selling price. Domestic sales of residential unitary compressor-bearing systems increased 3%, reflecting a 2% increase in units and a 1% increase in average selling price.

Gross Profit

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Gross profit	$1,010.4	$1,010.8	$(0.4)	0%
Gross margin	27.3%	28.4%

Gross profit margin declined 110 basis-points primarily due to the impact of pricing and sales mix for HVAC equipment in 2024 as compared to the same period in 2023.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Selling, general and administrative expenses	$628.6	$591.2	$37.4	6%
Selling, general and administrative expenses as a percentage of revenues	17.0%	16.6%

Selling, general and administrative expenses for the first half of 2024 increased primarily due to newly acquired locations. On a same store basis, selling, general and administrative expenses increased 3% as compared to the same period in 2023 and, as a percentage of sales increased to 16.9% versus 16.6% in 2023, primarily due to increases in fixed costs and $5.3 million in nonrecurring items.

Other Income

Other income of $13.5 million and $10.9 million for the first half of 2024 and 2023, respectively, represents our share of the net income of RSI, in which we have a 38.4% equity interest.

Interest Income, Net

Interest income, net for the first half of 2024 increased $11.4 million, or 283%, primarily due to interest earned on cash and short-term investments and lower average borrowings under our revolving credit facility for the 2024 period as compared to the same period in 2023.

Income Taxes

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Income taxes	$83.8	$90.6	$(6.8)	(8%)
Effective income tax rate	23.5%	24.1%

Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The decrease in the effective income tax rate was primarily due to higher share-based compensation deductions combined with lower earnings in 2024 as compared to the same period in 2023.

20 of 26

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco, Inc. for the first half of 2024 decreased $14.4 million, or 5%, compared to the same period in 2023. The decrease was primarily driven by higher selling, general and administrative expenses, partially offset by higher interest income, a reduction in income taxes, and a decrease in net income attributable to the non-controlling interest.

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

We believe that the combination of our operating cash flows, cash on hand, short-term cash investments, available borrowings under our revolving credit agreement, and funds available from sales of our Common stock under our 2024 ATM Program, each of which is described below, will be sufficient to meet our liquidity needs for the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

As of June 30, 2024, we had $224.9 million of cash and cash equivalents, of which $95.0 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions. We also had $200.0 million of short-term cash investments consisting of a certificate of deposit that matures in September 2024.

Our access to funds under our revolving credit agreement depends on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on the Secured Overnight Financing Rate (“SOFR”), which is one of the base rates under our revolving credit agreement. SOFR has limited historical data and is a secured lending rate, whereas our revolving credit agreement is unsecured and had primarily used LIBOR, an unsecured lending rate, as a base rate prior to the discontinuation of LIBOR in 2023. The use of SOFR as a base rate under our revolving credit agreement could give rise to uncertainties and volatility in the benchmark rates. Additionally, disruptions in the credit and capital markets could also result in increased borrowing costs or reduced borrowing capacity under our revolving credit agreement.

Working Capital

Working capital increased to $2,089.2 million at June 30, 2024 from $1,679.9 million at December 31, 2023 due to: (i) higher inventory balances driven by the seasonal ramp-up in inventories in connection with our selling season; (ii) higher accounts receivable consistent with the seasonal increase in sales; and (iii) $200.0 million of short-term cash investments, which were offset by an increase in accounts payable consistent with the change in inventory.

21 of 26

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2024 and 2023 (in millions):

	2024	2023	Change
Cash flows provided by (used in) operating activities	$161.4	$(89.2)	$250.6
Cash flows used in investing activities	$(217.3)	$(17.6)	$(199.7)
Cash flows provided by financing activities	$73.8	$120.5	$(46.7)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash provided by operating activities in 2024 as compared to 2023 was higher primarily due to the timing of vendor payments and a lower increase in inventory.

Investing Activities

Net cash used in investing activities increased primarily due to the purchase of $200.0 million of short-term cash investments in 2024.

Financing Activities

Net cash provided by financing activities decreased primarily due to repayments under our revolving credit agreement and an increase in dividends paid in 2024, partially offset by higher net proceeds from the sale of Common stock under our 2021 ATM Program (as defined below), a portion of which was used for short-term cash investments.

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

At June 30, 2024, there was no outstanding balance under the revolving credit agreement. At December 31, 2023, $15.4 million was outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2024.

At-the-Market Offering Program

On August 6, 2021, we executed a sales agreement with Robert W. Baird & Co. Inc. (“Baird”), which enabled the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for a maximum aggregate offering amount of up to $300.0 million (the “2021 ATM Program”).

During the quarter ended March 31, 2024, we issued and sold 712,000 shares of Common stock under the 2021 ATM Program for net proceeds of $281.8 million. We used the proceeds to pay off outstanding debt under our revolving credit agreement and purchased short-term cash investments with the remainder. In aggregate, $298.5 million of Common stock was sold under the 2021 ATM Program.

On May 3, 2024, we executed an amended and restated sales agreement with Baird (the “2024 ATM Program”), which enables the further issuance of up to $400.0 million of Common stock. At June 30, 2024, $400.0 million was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program were registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-260758).

Investment in Unconsolidated Entity

Carrier Enterprise I, one of our joint ventures with Carrier, in which we have an 80% controlling interest, has a 38.4% ownership interest in RSI, an HVAC distributor operating from 34 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.

22 of 26

Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders, consisting of five Sigler second generation family siblings and their affiliates, who collectively own 55.4% of RSI (the “RSI Majority Holders”) and certain next-generation Sigler family members and an employee, who collectively own 6.2% of RSI (the “RSI Minority Holders” and, together with the RSI Majority Holders, the “RSI Shareholders”). Pursuant to the Shareholders’ Agreement, the RSI Shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on the higher of book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price for its 38.4% investment held in RSI. The RSI Shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from the RSI Shareholders the remaining outstanding shares of RSI common stock. At June 30, 2024, using the criteria set forth in the Shareholders’ Agreement, the valuation of the RSI Shareholders’ RSI common stock was approximately $457.0 million.

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

We believe that our operating cash flows, cash on hand, short-term cash investments or funds available for borrowing under our revolving credit agreement, or use of the 2024 ATM Program would be sufficient to purchase any additional ownership interests in RSI for cash pursuant to the agreement described in the preceding paragraph.

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

Common Stock Dividends

We paid cash dividends of $5.15 and $4.90 per share on both Common and Class B common stock during the six months ended June 30, 2024 and 2023, respectively. On July 1, 2024, our Board of Directors declared a regular quarterly cash dividend of $2.70 per share on both Common and Class B common stock that was paid on July 31, 2024 to shareholders of record as of July 16, 2024. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, prospects, and other factors deemed relevant by our Board of Directors.

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

During the quarter and six months ended June 30, 2024, we issued four shares of Common stock under the Plan.

23 of 26

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At June 30, 2024, there were 1,129,087 shares remaining authorized for repurchase under the program. In considering any further stock repurchases under our repurchase program, we intend to evaluate the impact of the 1% excise tax on stock repurchases that became effective on January 1, 2023.

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

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In accordance with the SEC’s guidance that an assessment of the internal controls of a recently acquired business may be omitted from the scope of management’s assessment of internal control over financial reporting in the year of acquisition, we have not yet assessed the internal control over financial reporting of GWS, which represented approximately 3% of our total consolidated assets at June 30, 2024 and approximately 3% of our total consolidated revenues for the quarter ended June 30, 2024. From the acquisition date of September 1, 2023 to June 30, 2024, the processes and systems of GWS did not impact the internal controls over financial reporting for our other consolidated subsidiaries.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 9 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims, and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended June 30, 2024 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

24 of 26

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	—	$—	—	$—
May 1, 2024 to May 31, 2024 (1)	1,706	445.15	—	—
June 1, 2024 to June 30, 2024	—	—	—	—

Total	1,706	$445.15	—	$—

(1)

During the quarter ended June 30, 2024, we purchased an aggregate of 1,706 shares of our Class B common stock to satisfy the tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

10.1	Third Amended and Restated Sales Agreement dated May 3, 2024 by and between Watsco, Inc. and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference).

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.

25 of 26

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: August 2, 2024	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

26 of 26