Form 10-Q
period 2024-09-30
WATSCO INC
filed 2024-11-01
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024
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
of the Exchange Act).  Yes ☐
No
☒
The registrant’s common stock outstanding as of October 28, 2024 comprised (i)

34,829,623 shares of Common stock, $0.50 par value per share, excluding
4,066,981
treasury shares and (ii) 5,552,050 shares of Class B common stock, $0.50 par value per share, excluding 34,87
2
treasury shares.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 28

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$2,160,036	$2,126,845	$5,864,355	$5,680,570
Cost of sales	1,593,792	1,559,900	4,287,726	4,102,846

Gross profit	566,244	566,945	1,576,629	1,577,724
Selling, general and administrative expenses	326,373	319,834	954,950	911,046
Other income	10,376	9,506	23,908	20,384

Operating income	250,247	256,617	645,587	687,062
Interest (income) expense, net	(6,773)	1,890	(14,156)	5,920

Income before income taxes	257,020	254,727	659,743	681,142
Income taxes	55,373	54,103	139,183	144,744

Net income	201,647	200,624	520,560	536,398
Less: net income attributable to non-controlling interest	30,616	29,671	81,115	82,608

Net income attributable to Watsco, Inc.	$171,031	$170,953	$439,445	$453,790

Earnings per share for Common and Class B common stock:
Basic	$4.24	$4.36	$10.95	$11.64

Diluted	$4.22	$4.35	$10.92	$11.60

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 2
8

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$201,647	$200,624	$520,560	$536,398
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	4,809	(6,966)	(6,527)	409

Other comprehensive income (loss)	4,809	(6,966)	(6,527)	409

Comprehensive income	206,456	193,658	514,033	536,807
Less: comprehensive income attributable to non-controlling interest	32,143	27,350	79,145	82,712

Comprehensive income attributable to Watsco, Inc.	$174,313	$166,308	$434,888	$454,095

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 2
8

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$294,354	$210,112
Short-term cash investments	255,669	—
Accounts receivable, net	944,501	797,832
Inventories, net	1,596,795	1,347,289
Other current assets	41,673	36,698

Total current assets	3,132,992	2,391,931
Property and equipment, net	140,317	136,230
Operating lease right-of-use assets	401,000	368,748
Goodwill	458,829	457,148
Intangible assets, net	211,757	218,146
Investment in unconsolidated entity	162,018	146,238
Other assets	10,563	10,741

	$4,517,476	$3,729,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of lease liabilities	$107,369	$100,265
Accounts payable	549,443	369,396
Accrued expenses and other current liabilities	276,337	242,351

Total current liabilities	933,149	712,012

Long-term obligations:
Borrowings under revolving credit agreement	—	15,400
Operating lease liabilities, net of current portion	305,412	276,913
Finance lease liabilities, net of current portion	15,580	12,214

Total long-term obligations	320,992	304,527

Deferred income taxes and other liabilities	101,464	96,453

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	19,447	19,353
Class B common stock, $0.50 par value	2,795	2,781
Preferred stock, $0.50 par value	—	—
Paid-in capital	1,486,504	1,153,459
Accumulated other comprehensive loss, net of tax	(46,888)	(42,331)
Retained earnings	1,308,166	1,183,207
Treasury stock, at cost	(73,649)	(86,630)

Total Watsco, Inc. shareholders’ equity	2,696,375	2,229,839
Non-controlling interest	465,496	386,351

Total shareholders’ equity	3,161,871	2,616,190

	$4,517,476	$3,729,182

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 2
8

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2023	39,441,280	$22,134	$1,153,459	$(42,331)	$1,183,207	$(86,630)	$386,351	$2,616,190
Net income					87,004		17,258	104,262
Other comprehensive (loss)				(5,539)			(2,461)	(8,000)
Issuances of restricted shares of common stock	87,660	44	(44)					—
Forfeitures of restricted shares of common stock	(12,064)	(6)	6					—
Common stock contribution to 401(k) plan	20,387	10	8,725					8,735
Stock issuances from exercise of stock options and employee stock purchase plan	53,029	27	10,719					10,746
Retirement of common stock	(1,425)	(1)	(564)					(565)
Net proceeds from the sale of Common stock	712,000		268,931			12,820		281,751
Common stock issued for Commercial Specialists, Inc.	1,904	1	751					752
Share-based compensation			10,467					10,467
Cash dividends declared and paid on Common and Class B common stock, $ 2.45 per share					(96,765)			(96,765)

Balance at March 31, 2024	40,302,771	22,209	1,452,450	(47,870)	1,173,446	(73,810)	401,148	2,927,573

Net income					181,410		33,241	214,651
Other comprehensive (loss)				(2,300)			(1,036)	(3,336)
Issuances of restricted shares of common stock	10,000	5	(5)					—
Forfeitures of restricted shares of common stock	(5,750)	(3)	3					—
Stock issuances from exercise of stock options and employee stock purchase plan	36,754	18	8,140					8,158
Retirement of common stock	(5,279)	(2)	(2,442)					(2,444)
Share-based compensation			8,390					8,390
Dividend reinvestment plan	4		1			—		1
Cash dividends declared and paid on Common and Class B common stock, $ 2.70 per share					(108,803)			(108,803)

Balance at June 30, 2024	40,338,500	22,227	1,466,537	(50,170)	1,246,053	(73,810)	433,353	3,044,190

Net income					171,031		30,616	201,647
Other comprehensive income				3,282			1,527	4,809
Issuances of restricted shares of common stock	8,500	4	(4)					—
Stock issuances from exercise of stock options and employee stock purchase plan	24,826	12	6,669					6,681
Retirement of common stock	(3,454)	(1)	(1,637)					(1,638)
Share-based compensation			8,546					8,546
Dividend reinvestment plan	13,394		6,393			161		6,554
Cash dividends declared and paid on Common and Class B common stock, $ 2.70 per share					(108,918)			(108,918)

Balance at September 30, 2024	40,381,766	$22,242	$1,486,504	$(46,888)	$1,308,166	$(73,649)	$465,496	$3,161,871

Continued on next page.

6

of 2
8

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2022	38,749,887	$21,811	$973,060	$(47,710)	$1,029,516	$(87,440)	$359,041	$2,248,278
Net income					110,073		20,298	130,371
Other comprehensive income				170			90	260
Issuances of restricted shares of common stock	116,510	58	(58)					—
Forfeitures of restricted shares of common stock	(2,000)	(1)	1					—
Common stock contribution to 401(k) plan	35,533	18	8,844					8,862
Stock issuances from exercise of stock options and employee stock purchase plan	75,186	38	12,947					12,985
Issuance of Class B common stock	632	—	200					200
Retirement of common stock	(21,702)	(11)	(6,441)					(6,452)
Share-based compensation			8,763					8,763
Cash dividends declared and paid on Common and Class B common stock, $ 2.45 per share					(94,970)			(94,970)

Balance at March 31, 2023	38,954,046	21,913	997,316	(47,540)	1,044,619	(87,440)	379,429	2,308,297

Net income					172,764		32,639	205,403
Other comprehensive income				4,780			2,335	7,115
Issuances of restricted shares of common stock	38,000	19	(19)					—
Forfeitures of restricted shares of common stock	(467)	—	—					—
Stock issuances from exercise of stock options and employee stock purchase plan	30,794	15	5,622					5,637
Retirement of common stock	(1,737)	(1)	(594)					(595)
Share-based compensation			6,828					6,828
Net proceeds from the sale of Common stock	45,000		13,994			810		14,804
Cash dividends declared and paid on Common and Class B common stock, $ 2.45 per share					(95,439)			(95,439)

Balance at June 30, 2023	39,065,636	21,946	1,023,147	(42,760)	1,121,944	(86,630)	414,403	2,452,050

Net income					170,953		29,671	200,624
Other comprehensive (loss)				(4,645)			(2,321)	(6,966)
Issuances of restricted shares of common stock	13,607	7	(7)					—
Forfeitures of restricted shares of common stock	(1,000)	(1)	1					—
Stock issuances from exercise of stock options and employee stock purchase plan	37,399	19	6,610					6,629
Retirement of common stock	(1,328)	—	(467)					(467)
Share-based compensation			7,262					7,262
Common stock issued for Gateway Supply Company, Inc.	280,215	140	102,203					102,343
Cash dividends declared and paid on Common and Class B common stock, $ 2.45 per share					(95,713)			(95,713)

Balance at September 30, 202 3	39,394,529	$22,111	$1,138,749	$(47,405)	$1,197,184	$(86,630)	$441,753	$2,665,762

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 2
8

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$520,560	$536,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,331	25,406
Share-based compensation	25,063	20,791
Non-cash contribution to 401(k) plan	8,735	8,862
Deferred income tax provision	5,978	5,892
Provision for doubtful accounts	608	3,185
Loss (gain) on sale of property and equipment	575	(344)
Other income from investment in unconsolidated entity	(23,908)	(20,384)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(145,071)	(184,106)
Inventories, net	(248,202)	(143,746)
Accounts payable and other liabilities	218,882	17,608
Other, net	654	(6,222)

Net cash provided by operating activities	394,205	263,340

Cash flows from investing activities:
Purchases of short-term cash investments	(255,669)	—
Capital expenditures	(22,058)	(25,500)
Business acquisitions, net of cash acquired	(5,173)	(3,827)
Proceeds from sale of property and equipment	181	1,277

Net cash used in investing activities	(282,719)	(28,050)

Cash flows from financing activities:
Dividends on Common and Class B common stock	(314,486)	(286,122)
Net (repayments) proceeds under current revolving credit agreement	(15,400)	105,600
Net repayments of finance lease liabilities	(4,449)	(2,794)
Repurchases of common stock to satisfy employee withholding tax obligations	(2,847)	(2,639)
Net repayments under prior revolving credit agreement	—	(56,400)
Payment of fees related to revolving credit agreement	—	(837)
Net proceeds from Dividend Reinvestment Plan	6,555	—
Net proceeds from issuances of Common stock under employee-related plans	23,782	20,373
Net proceeds from the sale of Common stock	281,784	15,179

Net cash used in financing activities	(25,061)	(207,640)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,183)	(133)

Net increase in cash and cash equivalents	84,242	27,517
Cash and cash equivalents at beginning of period	210,112	147,505

Cash and cash equivalents at end of period	$294,354	$175,022

Supplemental cash flow information:
Common stock issued for Gateway Supply Company, Inc.	—	$101,645
Common stock issued for Commercial Specialists, Inc.	$752	—
See accompanying notes to condensed consolidated unaudited financial statements.

8 of 2
8

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2024
(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” the “Company,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying September 30, 2024 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2023 Annual Report on Form
10-K.
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
The results of operations for the quarter and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to the new construction sectors throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
Short-Term Cash Investments
Short-term cash investments consist of certificates of deposit that have varying maturities through March 2025.
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

9 of 2
8

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
Recently Issued Accounting Standards Not Yet Adopted
Income Taxes
In December 2023, the FASB issued guidance that enhances annual income tax disclosures primarily by disaggregating the existing disclosures related to the effective tax rate reconciliation and income taxes paid. Under the new guidance, an entity will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. An entity will also be required to disclose the amount of income taxes paid disaggregated by federal, state, and foreign, and by individual jurisdictions equal to or greater than five percent
of total income taxes paid. This guidance is effective prospectively and is effective for annual periods beginning after December 15, 2024. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Climate Disclosures
In March 2024, the Securities and Exchange Commission (“SEC”) adopted rules to enhance and standardize disclosures related to the impacts and risks of climate-related matters. Under the new rules, an entity will be required to disclose information about climate-related risks that have materially impacted, or are likely to have a material impact, on its business strategy, results of operations, or financial condition. In addition, certain disclosures related to severe weather events, other natural conditions, and greenhouse gas emissions will be required in the audited financial statements. These rules are effective prospectively and are effective for annual periods beginning with the year ending December 31, 2025. On April 4, 2024, the SEC announced that it will stay
t
he
implementation of its final rules pending the results of a legal challenge. We will continue to assess the impact of these rules on our consolidated financial statements while the stay is in place.

2.	REVENUES
Disaggregation of Revenues

The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reportable segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Primary Geographical Regions:
United States	$1,954,991	$1,924,556	$5,280,176	$5,118,591
Canada	96,604	100,030	272,099	288,653
Latin America and the Caribbean	108,441	102,259	312,080	273,326

	$2,160,036	$2,126,845	$5,864,355	$5,680,570

Major Product Lines:
HVAC equipment	70%	70%	69%	69%
Other HVAC products	26%	26%	27%	27%
Commercial refrigeration products	4%	4%	4%	4%

	100%	100%	100%	100%

10 of 2
8

3.	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our Common and Class B common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$171,031	$170,953	$439,445	$453,790
Less: distributed and undistributed earnings allocated to restricted common stock	11,899	11,921	30,708	31,248

Earnings allocated to Watsco, Inc. shareholders	$159,132	$159,032	$408,737	$422,542

Weighted-average common shares outstanding - Basic	37,552,000	36,446,825	37,314,089	36,315,680
Basic earnings per share for Common and Class B common stock	$4.24	$4.36	$10.95	$11.64
Allocation of earnings for Basic:
Common stock	$145,413	$144,942	$373,273	$384,970
Class B common stock	13,719	14,090	35,464	37,572

	$159,132	$159,032	$408,737	$422,542

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$171,031	$170,953	$439,445	$453,790
Less: distributed and undistributed earnings allocated to restricted common stock	11,886	11,903	30,682	31,211

Earnings allocated to Watsco, Inc. shareholders	$159,145	$159,050	$408,763	$422,579

Weighted-average common shares outstanding - Basic	37,552,000	36,446,825	37,314,089	36,315,680
Effect of dilutive stock options	119,752	132,583	119,761	122,395

Weighted-average common shares outstanding - Diluted	37,671,752	36,579,408	37,433,850	36,438,075

Diluted earnings per share for Common and Class B common stock	$4.22	$4.35	$10.92	$11.60

Anti-dilutive stock options not included above	16,519	24,988	28,274	37,533
Diluted earnings per share for our Common stock assumes the conversion of all our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At September 30, 2024 and 2023, our outstanding
Class
B common stock was convertible into 3,237,527 and 3,229,118 shares of our Common stock, respectively.

11 of 2
8

4.	OTHER COMPREHENSIVE (LOSS) INCOME
Other comprehensive (loss) income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency.
The change in accumulated other comprehensive loss, net of tax, was as follows:

Nine Months Ended September 30,	2024	2023
Foreign currency translation adjustment:
Beginning balance	$(42,331)	$(47,710)
Current period other comprehensive (loss) income	(4,557)	305

Ending balance	$(46,888)	$(47,405)

5.	ACQUISITIONS
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
Gateway Supply Company, Inc.
On September 1, 2023, we acquired substantially all the assets and assumed certain of the liabilities of Gateway Supply Company, Inc. (“GWS”), a plumbing and HVAC distributor with annual sales of approximately $180,000, operating from 15 locations in South Carolina and one location in Charlotte, North Carolina. We formed a new, wholly owned subsidiary, Gateway Supply LLC, that operates this business. Consideration for the net purchase price consisted of $4,000 in cash, net of cash acquired of $3,102, and 280,215 shares of Common stock having a fair value of $101,645, net of a discount for lack of marketability. Of the 280,215 shares of Common stock issued, 21,228 shares
w
ere subject to a contractual restriction that generally prohibit
e
d the sale or other transfer of such shares by GWS and its permitted transferees for a period of one year following the closing date with respect to half of such shares, and two years following the closing date with respect to the other half of such shares. The purchase price resulted in the recognition of $69,086 in goodwill and intangibles. The fair value of the identified intangible assets was $44,000 and consisted of $18,600 in trade names and distribution rights, and $25,400 in customer relationships to be amortized over an
18-year
period. The tax basis of the acquired goodwill recognized is not deductible for income tax purposes.
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

12 of 2
8

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
Derivatives Not Designated as Hedging Instruments
We have entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. We had only one foreign currency exchange contract not designated as a hedging instrument at September 30, 2024, the total notional value of which was $8,900. Such contract expired in October 2024.

We recognized gains (losses) of $
1,312
and $
(371
) from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended September 30, 2024 and 2023, respectively. We recognized gains (losses) of $
2,908
and $
(2,423
) from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the nine months ended September 30, 2024 and 2023, respectively.

7.	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at September 30, 2024 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Certificates of deposit	Short-term cash investments	$255,669	—	$255,669	—
Derivative financial instruments	Other current assets	$4	—	$4	—
Equity securities	Other assets	$970	$970	—	—
Private equities	Other assets	$1,500	—	—	$1,500

		Total	Fair Value Measurements at December 31, 2023 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	Other current assets	$5	—	$5	—
Equity securities	Other assets	$1,044	$1,044	—	—
Private equities	Other assets	$1,500	—	—	$1,500

The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:
Short-term cash investments
– these investments consist of certificates of deposit that have varying maturities through March 2025. We classify these investments within Level 2 of the valuation hierarchy because fair value is based on indirectly observable market inputs.

13 of 28

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
Private equities
– other investments in which fair value inputs are unobservable and are therefore classified within Level 3 of the fair value hierarchy.

8 .	SHAREHOLDERS’ EQUITY
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
(File
No. 333-260758).
During the quarter and nine months ended September 30, 2024, we issued 13,394 and 13,398 shares of common stock under the Plan, respectively.
At-the-Market
Offering Program
On August 6, 2021, we executed a sales agreement with Robert W. Baird & Co. Inc. (“Baird”), which enabled the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for a maximum aggregate offering amount of up to $300,000 (the “2021 ATM Program”).
During the quarter ended March 31, 2024, we issued and sold 712,000 shares of Common stock under the 2021 ATM Program for net proceeds of $281,784. Direct costs of $33 incurred in connection with the offering were charged against the proceeds from the sale of Common stock and reflected as a reduction of paid-in
capital. Cumulatively, $298,455 of Common stock was sold under the 2021 ATM Program.
On May 3, 2024, we executed an amended and restated sales agreement with Baird (the “2024 ATM Program”), which enables the further issuance of up to $400,000 of Common stock. At September 30, 2024, $400,000 was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program were registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form
S-3
(File
No. 333-260758).
Common Stock Dividends
We paid cash dividends of $2.70, $2.45, $7.85, and $7.35 per share on both Common and Class B common stock during the quarters and nine months ended September 30, 2024 and 2023, respectively.
Restricted Stock
During the quarter and nine months ended September 30, 2024, a total of 3,454 shares of
Common and
Class B common stock with an aggregate fair market value of $1,638, and a total of 6,159 shares of
Common and
Class B common stock with an aggregate fair market value of $2,787, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery. During the quarter and nine months ended September 30, 2023, a total of 1,033 shares of Common and Class B common stock with an aggregate fair market value of $362, and a total of 7,080 shares of Common and Class B common stock with an aggregate fair market value of $2,026, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from Common stock issued upon the exercise of stock options during the quarters and nine months ended September 30, 2024 and 2023, was $6,097, $5,983, $22,049, and $18,677, respectively.

14 of 28

During

the nine months ended September 30, 2024,
3,999
shares of Common stock with an aggregate fair market value of $
1,860
 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery. During the quarter and nine months ended September 30, 2023, a total of
295
shares of Common stock with an aggregate fair market value of $
106
, and a total of
17,687
shares of Common stock with an aggregate fair market value of $
5,489
, respectively, were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.
Employee Stock Purchase Plan
During the quarters ended September 30, 2024 and 2023, we received proceeds of $583 and $563, respectively, for shares of our Common stock purchased under our employee stock purchase plan. During the nine months ended September 30, 2024 and 2023, we received proceeds of $1,734 and $1,696, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

9 .	COMMITMENTS AND CONTINGENCIES
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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers several factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $8,351 and $9,747 at September 30, 2024 and December 31, 2023, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.
Purchase Obligations
At September 30, 2024, we were obligated under various
non-cancelable
purchase orders with our key suppliers for goods aggregating approximately
$460,000, with approximately $250,000 attributable to Carrier and its affiliates.

10.	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 61% and 67% of all inventory purchases made during the quarters ended September 30, 2024 and 2023, respectively. Purchases from Carrier and its affiliates comprised 62% and 65% of all inventory purchases made during the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, approximately $128,000 and $100,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2024 and 2023 included approximately $24,000, $34,000, $64,000, and $88,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of
business.
A member of our Board of Directors is a Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and nine months ended September 30, 2024 and 2023, fees for services performed were $
28
, $
60
, $
229
, and $
131
, respectively, and $
41
and $
3
was payable at September 30, 2024 and December 31, 2023, respectively.

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” the “Company,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At September 30, 2024, we operated from 689 locations in 43 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

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

16 of 28

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

Additionally, the American Innovation and Manufacturing Act of 2020 granted the U.S. Environmental Protection Agency the authority to regulate hydrofluorocarbon (“HFC”) refrigerants. Although HFCs were introduced as alternatives to ozone-depleting substances like chlorofluorocarbons and hydrochlorofluorocarbons, they are now recognized as potent greenhouse gases due to their high global warming potential (“GWP”). Consequently, a phasedown of HFC production and consumption by 85% over a 15-year period commenced on January 1, 2022, and regulations were established requiring HVAC systems to use refrigerants with a GWP under 750 by January 1, 2025. In response to these regulations, OEMs have begun the transition to new refrigerants. These regulations advance product innovation, improve homeowner energy efficiency, reduce the carbon footprint of end-users, and increase average selling prices over time. We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Based on estimates validated by independent sources, we averted an estimated 21.8 million metric tons of CO2e emissions from January 1, 2020 to September 30, 2024 through the sale of replacement residential HVAC systems at higher-efficiency standards.

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

Impact of Hurricanes

Hurricane Helene interrupted sales and operations in several of our markets in the Southeastern U.S. during the last week of September 2024. The disruptions to our sales and operations did not have a significant impact on our results of operations for the third quarter or nine months ended September 30, 2024. We do not expect the disruptions related to this storm to have a material impact on future operations.

17 of 28

Hurricane Milton made landfall in Florida on October 10, 2024. We are currently evaluating the impact of that storm on our operations; however, we do not expect the disruptions caused by this storm to be material.

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

Our critical accounting estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024. We believe that there have been no significant changes during the quarter ended September 30, 2024 to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted, and to be adopted, accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and nine months ended September 30, 2024 and 2023:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.8	73.3	73.1	72.2

Gross profit	26.2	26.7	26.9	27.8
Selling, general and administrative expenses	15.1	15.0	16.3	16.0
Other income	0.5	0.4	0.4	0.4

Operating income	11.6	12.1	11.0	12.1
Interest (income) expense, net	(0.3)	0.1	(0.2)	0.1

Income before income taxes	11.9	12.0	11.3	12.0
Income taxes	2.6	2.5	2.4	2.5

Net income	9.3	9.4	8.9	9.4
Less: net income attributable to non-controlling interest	1.4	1.4	1.4	1.5

Net income attributable to Watsco, Inc.	7.9%	8.0%	7.5%	8.0%

Note: Due to rounding, percentages may not total 100.

The following narratives reflect our acquisitions of Commercial Specialists, Inc. (“CSI”) in February 2024, Gateway Supply Company, Inc. (“GWS”) in September 2023, and Capitol District Supply Co., Inc. (“Capitol”) in March 2023. We did not acquire any businesses during the quarter ended September 30, 2024.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At both September 30, 2024 and 2023, three locations that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.

18 of 28

The table below summarizes the changes in our locations for the 12 months ended September 30, 2024:

Number of Locations
September 30, 2023	691
Opened	1
Closed	(2)

December 31, 2023	690
Opened	7
Acquired	2
Closed	(10)

September 30, 2024	689

Third Quarter of 2024 Compared to Third Quarter of 2023

Revenues

	Quarter Ended September 30,
(in millions)	2024	2023	Change
Revenues	$2,160.0	$2,126.8	$33.2	2%

The increase in revenues for the third quarter of 2024 included $37.5 million attributable to new locations acquired and $2.8 million from other locations opened during the preceding 12 months, offset by $2.6 million from locations closed.

	Quarter Ended September 30,
(in millions)	2024	2023	Change
Same-store sales	$2,119.8	$2,124.3	$(4.5)	0%

The following table presents our revenues (excluding acquisitions) for the third quarter of 2024, as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales
	2024	2023	% Change
HVAC equipment	71%	70%	1%
Other HVAC products	25%	26%	(2%)
Commercial refrigeration products	4%	4%	(4%)

HVAC equipment sales reflect approximately flat sales of residential products, which is composed of unitary compressor-bearing systems, furnaces, and other indoor components (flat in U.S. markets and a 5% decrease in international markets), and a 6% increase in sales of commercial HVAC equipment (4% increase in U.S. markets and a 12% increase in international markets). The majority component of residential unitary compressor-bearing systems represent “ducted” systems produced by a variety of OEMs. Sales of ducted residential compressor-bearing systems decreased 2% during the third quarter of 2024, reflecting a 1% decrease in average selling price and a 1% decrease in unit volume. Domestic sales of residential unitary compressor-bearing systems remained approximately flat, reflecting a 3% decrease in average selling price and a 3% increase in units.

Gross Profit

	Quarter Ended September 30,
(in millions)	2024	2023	Change
Gross profit	$566.2	$566.9	$(0.7)	0%
Gross margin	26.2%	26.7%

19 of 28

Gross profit margin declined 50 basis-points primarily due to the impact of pricing and sales mix for HVAC equipment in 2024 as compared to the same period in 2023.

Selling, General and Administrative Expenses

	Quarter Ended September 30,
(in millions)	2024	2023	Change
Selling, general and administrative expenses	$326.4	$319.8	$6.6	2%
Selling, general and administrative expenses as a percentage of revenues	15.1%	15.0%

Selling, general and administrative expenses increased 2% for the third quarter of 2024 primarily due to higher revenues. On a same-store basis, selling, general and administrative expenses were flat as compared to 2023.

Other Income

Other income of $10.4 million and $9.5 million for the third quarters of 2024 and 2023, respectively, represented our share of the net income of Russell Sigler, Inc. (“RSI”), in which we have a 38.4% equity interest.

Interest Income, Net

Interest income, net for the third quarter of 2024 increased $8.7 million, or 458%, primarily due to interest earned on cash and short-term investments and lower average borrowings under our revolving credit facility for the 2024 period as compared to the same period in 2023.

Income Taxes

	Quarter Ended September 30,
(in millions)	2024	2023	Change
Income taxes	$55.4	$54.1	$1.3	2%
Effective income tax rate	24.3%	23.8%

Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier Global Corporation (“Carrier”), which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The increase in the effective income tax rate was primarily due to higher foreign tax and lower tax credits in 2024 as compared to the same period in 2023.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco, Inc. for the quarter ended September 30, 2024 was flat compared to the same period in 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Revenues	$5,864.4	$5,680.6	$183.8	3%

The increase in revenues for the nine months ended September 30, 2024 included $145.0 million attributable to new locations acquired and $7.9 million from other locations opened during the preceding 12 months, offset by $5.4 million from locations closed.

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Same-store sales	$5,711.4	$5,675.1	$36.3	1%

20 of 28

The following table presents our revenues (excluding acquisitions) for the nine months ended September 30, 2024 as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales
	2024	2023	% Change
HVAC equipment	70%	69%	3%
Other HVAC products	26%	27%	(3%)
Commercial refrigeration products	4%	4%	—

HVAC equipment sales reflect a 2% increase in residential products, which is composed of unitary compressor-bearing systems, furnaces, and other indoor components, (2% increase in U.S. markets and a 1% increase in international markets) and a 6% increase in sales of commercial HVAC equipment (4% increase in U.S. markets and an 11% increase in international markets). The majority component of residential unitary compressor-bearing systems represent “ducted” systems produced by a variety of OEMs. Sales of ducted residential compressor-bearing systems increased 1% during the nine months ended September 30, 2024, reflecting flat unit volume and a 1% increase in average selling price. Domestic sales of residential unitary compressor-bearing systems increased 2%, reflecting a 2% increase in units and flat average selling price.

Gross Profit

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Gross profit	$1,576.6	$1,577.7	$(1.1)	0%
Gross margin	26.9%	27.8%

Gross profit margin declined 90 basis-points primarily due to the impact of pricing and sales mix for HVAC equipment in 2024 as compared to the same period in 2023. In addition, we estimate that marketing activities made by us to regain sales and market share lost in 2023 due to constrained availability of inventory from one of our primary OEM partners were dilutive to gross margin by approximately 30 basis-points for the nine months ended September 30, 2024.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Selling, general and administrative expenses	$955.0	$911.0	$44.0	5%
Selling, general and administrative expenses as a percentage of revenues	16.3%	16.0%

Selling, general and administrative expenses for the nine months ended September 30, 2024 increased primarily due to increased revenues and newly acquired locations. On a same-store basis, selling, general and administrative expenses increased 2% as compared to the same period in 2023 and, as a percentage of sales increased to 16.2% versus 16.0% in 2023, primarily due to increases in fixed costs and $5.3 million in nonrecurring items.

Other Income

Other income of $23.9 million and $20.4 million for the nine months ended September 30, 2024 and 2023, respectively, represents our share of the net income of RSI, in which we have a 38.4% equity interest.

Interest Income, Net

Interest income, net for the nine months ended September 30, 2024 increased $20.1 million, or 339%, primarily due to interest earned on cash and short-term investments and lower average outstanding borrowings under our revolving credit facility for the 2024 period as compared to the same period in 2023.

Income Taxes

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Income taxes	$139.2	$144.7	$(5.5)	(4%)
Effective income tax rate	23.8%	24.0%

21 of 28

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

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco, Inc. for the nine months ended September 30, 2024 decreased $14.3 million, or 3%, compared to the same period in 2023. The decrease was primarily driven by higher selling, general and administrative expenses, partially offset by higher interest income, a reduction in income taxes, and a decrease in net income attributable to the non-controlling interest.

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

As of September 30, 2024, we had $294.4 million of cash and cash equivalents, of which $126.4 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions. We also had $255.7 million of short-term cash investments consisting of certificates of deposit with varying maturities through March 2025.

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

Working Capital

Working capital increased to $2,199.8 million at September 30, 2024 from $1,679.9 million at December 31, 2023, due to: (i) higher inventory balances in connection with our selling season; (ii) higher accounts receivable consistent with the seasonal increase in sales; and (iii) $255.7 million of short-term cash investments, which were offset by an increase in accounts payable consistent with the change in inventory.

22 of 28

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2024 and 2023 (in millions):

	2024	2023	Change
Cash flows provided by operating activities	$394.2	$263.3	$130.9
Cash flows used in investing activities	$(282.7)	$(28.1)	$(254.6)
Cash flows used in financing activities	$(25.1)	$(207.6)	$182.5

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash provided by operating activities in 2024 as compared to 2023 was higher primarily due to the timing of vendor payments partially offset by an increase in inventory.

Investing Activities

Net cash used in investing activities increased primarily due to the purchase of $255.7 million of short-term cash investments in 2024.

Financing Activities

Net cash used in financing activities decreased primarily due to higher net proceeds from the sale of Common stock under our 2021 ATM Program (as defined below), a portion of which was used for short-term cash investments, partially offset by an increase in dividends paid and repayments under our revolving credit agreement in 2024.

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

At September 30, 2024, there was no outstanding balance under the revolving credit agreement. At December 31, 2023, $15.4 million was outstanding under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2024.

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

On May 3, 2024, we executed an amended and restated sales agreement with Baird (the “2024 ATM Program”), which enables the further issuance of up to $400.0 million of Common stock. At September 30, 2024, $400.0 million was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program were registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-260758) that expires on November 4, 2024 and for which we plan to file a replacement automatically effective shelf registration statement on Form S-3 immediately following the filing of this Quarterly Report on Form 10-Q.

23 of 28

Purchase Obligations

At September 30, 2024, we were obligated under various non-cancelable purchase orders with our key suppliers for goods aggregating approximately $460.0 million, with approximately $250.0 million attributable to Carrier and its affiliates. These purchase obligations represent commitments under purchase orders for goods in the ordinary course of business that are enforceable and legally binding with defined terms as to price, quantity, and delivery.

Investment in Unconsolidated Entity

Carrier Enterprise I, one of our joint ventures with Carrier, in which we have an 80% controlling interest, has a 38.4% ownership interest in RSI, an HVAC distributor operating from 35 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.

Carrier Enterprise I is a party to a shareholders’ agreement (the “Shareholders’ Agreement”) with RSI and its shareholders, consisting of five Sigler second generation family siblings and their affiliates, who collectively own 55.4% of RSI (the “RSI Majority Holders”) and certain next-generation Sigler family members and an employee, who collectively own 6.2% of RSI (the “RSI Minority Holders” and, together with the RSI Majority Holders, the “RSI Shareholders”). Pursuant to the Shareholders’ Agreement, the RSI Shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on the higher of book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price for its 38.4% investment held in RSI. The RSI Shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from the RSI Shareholders the remaining outstanding shares of RSI common stock. At September 30, 2024, using the criteria set forth in the Shareholders’ Agreement, the valuation of the RSI Shareholders’ RSI common stock was approximately $477.0 million.

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

24 of 28

Common Stock Dividends

We paid cash dividends of $7.85 and $7.35 per share on both Common and Class B common stock during the nine months ended September 30, 2024 and 2023, respectively. On October 1, 2024, our Board of Directors declared a regular quarterly cash dividend of $2.70 per share on both Common and Class B common stock that was paid on October 31, 2024 to shareholders of record as of October 16, 2024. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, prospects, and other factors deemed relevant by our Board of Directors.

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

During the quarter and nine months ended September 30, 2024, we issued 13,394 and 13,398 shares of common stock under the Plan, respectively.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of Common and Class B common stock have been repurchased at a cost of $114.4 million since the inception of the program. At September 30, 2024, there were 1,129,087 shares remaining authorized for repurchase under the program. In considering any further stock repurchases under our repurchase program, we intend to evaluate the impact of the 1% excise tax on stock repurchases that became effective on January 1, 2023.

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

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

25 of 28

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 9 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form
10-Q
under the caption “Litigation, Claims and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form
10-Q.
ITEM 1A. RISK FACTORS
Information about risk factors for the quarter ended September 30, 2024 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to July 31, 2024	278	$445.15	—	$—
August 1, 2024 to August 31, 2024	2,549	481.57	—	—
September 1, 2024 to September 30, 2024	627	455.90	—	—

Total	3,454	$473.98	—	$—

(1)
During the quarter ended September 30, 2024, we purchased an aggregate of 3,454 shares of our Common and Class B common stock to satisfy the tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the Exchange Act or any
“non-Rule
10b5-1
trading arrangement”, as defined in Item 408 of Regulation
S-K.

26 of 28

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.

27 of 28

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: November 1, 2024	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

28 of 28