Form 10-K
period 2024-12-31
WATSCO INC
filed 2025-02-28
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
Auditor Firm Id: 34    Auditor Name: Deloitte & Touche LLP
    Auditor Location:
Miami, FL
The aggregate market value of the registrant’s voting common equity held by non-affiliates
of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16,284 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2024 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form
10-K
and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.
The registrant’s common stock outstanding as of February 25, 2025 composed (i) 34,803,110 shares of Common stock, excluding 4,066,976 treasury shares, and (ii)
 5,602,300
shares of Class B common stock, excluding 6,772 treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part II is incorporated by reference from the registrant’s 2024 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference from the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Form 10-K

For the Fiscal Year Ended December 31, 2024

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project,” “focused,” “outlook,” “goal,” “designed,” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements, including statements regarding, among other things, (i) economic conditions, (ii) business and acquisition strategies, (iii) potential acquisitions and/or joint ventures and investments in unconsolidated entities, (iv) financing plans, and (v) industry, demographic, regulatory, and other trends affecting our financial condition or results of operations. These forward-looking statements are based on management’s current expectations, are not guarantees of future performance and are subject to a number of risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of several factors, including, but not limited to:

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

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements which are based on current expectations. For additional information regarding important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see Item 1A “Risk Factors” of this Annual Report on Form 10-K, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

ITEM 1.	BUSINESS

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” the “Company”, or “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At December 31, 2024, we operated from 690 locations in 43 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean, through which we serve more than 130,000 active contractors that service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64.1 million in 1989 to $7.6 billion in 2024, resulting from our strategic acquisition of companies with established market positions and subsequent building of revenues and profit through a combination of additional locations, introduction of new products, and other initiatives.

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

Air Conditioning, Heating and Refrigeration Industry

The HVAC/R distribution industry is highly fragmented. According to data published in the November 2024 IBIS World Industry Report for Heating and Air Conditioning Wholesaling in the U.S., the HVAC/R distribution industry has approximately 2,100 distribution companies with an aggregate estimated annual market size of $74.0 billion. The estimated annual market on an installed basis, which adds the contractor’s value to the market size, for residential HVAC/R products is approximately $134.0 billion according to the October 2024 IBIS World Industry Report for Heating and Air Conditioning Contractors in the U.S. The industry in the United States and Canada is well-established, having had its primary period of growth during the post-World War II era with the advent of affordable central air conditioning and heating systems for both residential and commercial applications. The advent of HVAC/R products in Latin America and the Caribbean is also well-established but has emerged in more recent years as those economies have grown and products have become more affordable and have matured from luxury to necessity.

Air conditioning and heating equipment is manufactured primarily by eight major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are Carrier Global Corporation (“Carrier”); Daikin Comfort Technologies North America, Inc. (“Daikin”), a subsidiary of Daikin Industries, Ltd.; Rheem Manufacturing Company (“Rheem”); Trane Technologies plc (“Trane”); York International Corporation, a subsidiary of Bosch Group; Lennox International Inc. (“Lennox”); Mitsubishi Electric Trane HVAC US LLC (“Mitsubishi”); and Nortek Global HVAC, LLC, a subsidiary of Rheem. These manufacturers distribute their products through a combination of factory-owned locations and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers that sell to and install the products for consumers, businesses, and other end-users.

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

Additionally, we sell a variety of non-equipment products including parts, ductwork, air movement products, insulation, tools, installation supplies, thermostats, and air quality products. We distribute products manufactured by Flexible Technologies, Inc., a subsidiary of Smiths Group plc (“Flexible Technologies”), Resideo Technologies, Inc. (“Resideo”), Southwark Metal Mfg. Co. (“Southwark”), Johns Manville, a subsidiary of Berkshire Hathaway, Inc. (“Johns Manville”), and Owens Corning Insulating Systems, LLC (“Owens Corning”), among others.

We also sell products to the commercial refrigeration market. These products include condensing units, compressors, evaporators, valves, refrigerants, walk-in coolers, and ice machines for industrial and commercial applications. We distribute products manufactured by Copeland Corporation, LLC (“Copeland”), The Chemours Company (“Chemours”), Mueller Industries, Inc. (“Mueller”), and Pentair, Inc. (“Pentair”), among others.

Culture and Business Strategy

Watsco began its HVAC/R distribution strategy in 1989 and has grown by using a “buy and build” philosophy, resulting in substantial long-term growth in revenues and profits. The “buy” component of the strategy has focused on acquiring or investing in market leaders to either expand into new geographic areas or complement our presence in existing markets. We have employed a disciplined and conservative approach, which seeks opportunities that fit well-defined financial and strategic criteria. The “build” component of the strategy has focused on encouraging growth at acquired companies, by adding products and locations to better serve customers, investing in scalable technologies, and exchanging ideas and business concepts amongst leadership teams. Newly acquired businesses have access to our capital resources and established vendor relationships, allowing them to provide their customers with an expanded array of product lines on favorable terms and conditions with an intensified commitment to service. We have also developed a culture whereby leaders, managers and employees are provided the opportunity to own shares of Watsco through a variety of stock-based equity plans. We believe that this culture instills a performance-driven, long-term focus on the part of our employees and aligns their interests with the interests of other Watsco shareholders.

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

To that end, several scalable technology platforms have been launched with the largest focus on customer-focused technologies, which are improving and transforming the customer experience at all of our locations. Specific initiatives include: (i) mobile applications for iOS and Android devices to help customers operate more efficiently and interact with our locations more easily; (ii) e-commerce between our customers and our subsidiaries; (iii) supply chain optimization; (iv) building and maintaining product information management, which is our leading repository of digitized HVAC/R product information used in our mobile applications and e-ecommerce platform; and (v) the development of business intelligence systems and related data sets, which provide enhanced management tools. In addition, through our subsidiary, Watsco Ventures, LLC (“Watsco Ventures”), we have developed (internally and through external collaboration) a variety of early-stage technologies intended to help contractor customers grow and become more profitable, and otherwise compliment the initiatives set forth above. These initiatives include, among others, OnCall Air®, our digital sales platform, and OnCall Air Finance+, its companion consumer financing platform.

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

Acquisition Strategy

We focus on acquiring and investing in businesses that either complement our presence in existing markets or establish a presence in new geographic markets. Since 1989, we have acquired 70 HVAC/R distribution businesses, some of which are now primary operating subsidiaries. Other smaller acquired distributors have been integrated into or are under the management of our primary operating subsidiaries. Through a combination of sales and market share growth, opening of new locations, tuck-in acquisitions, expansion of product lines, improved pricing, and programs that have resulted in higher gross profit, performance incentives, and a culture of equity value for key leadership, we have produced substantial sales and earnings growth in our acquired businesses. We continue to pursue additional strategic acquisitions, investments and joint ventures to allow further penetration in existing markets and expansion into new geographic markets.

Operating Philosophy

We encourage our local leadership to operate in a manner that builds upon the long-term relationships they have established with their suppliers and customers. Typically, we maintain the identity of acquired businesses by retaining their historical trade names, management teams and sales organizations, and continuity of their product brand-name offerings. We believe this strategy allows us to build on the value of the acquired operations by creating additional sales opportunities while providing an attractive exit strategy for the former owners of these companies.

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

Human Capital Management

Employee Population and Turnover

As the largest distributor of HVAC/R equipment and related parts and supplies in North America, we have a wide variety of employees. Given the breadth of our employee base, we tailor our human capital management policies with a view to specific employee populations. As of December 31, 2024, we employed approximately 7,220 full-time and 75 part-time employees (approximately 7,295 total employees), substantially all of whom were non-union employees. Of these employees, approximately 8% were located in Canada and Mexico. Additionally, we use independent contractors and temporary personnel in the normal course of business to supplement our workforce.

We closely monitor employee turnover, utilizing exit interviews to gather pertinent information that we use to refine our retention strategies. The voluntary turnover rate for our U.S. employees in 2024, 2023, and 2022 was approximately 18%, 19%, and 20%, respectively. We believe this rate is typical for a company of our size that employs a large hourly workforce such as ours.

Talent Attraction, Development, and Retention

Our culture celebrates talent sharing, career development, and agility across the Company. We provide a wide variety of opportunities for professional growth and talent development for all employees, including online training, on-the-job experience, mentorships, and education tuition assistance.

We are committed to ensuring equal access to, and participation in, employment and advancement opportunities, regardless of race, color, religion, national origin, age, disability, veteran or military status, pregnancy status, sex, gender identity, sexual orientation, or marital status. We value and foster the diversity and inclusion of the people with whom we work. Diverse teams facilitate contributions from people of different backgrounds, experiences, and varied points of view. We believe that when employees feel valued, understood, and inspired, the entire Company benefits. Moreover, fostering an equal opportunity environment promotes innovative solutions and cultivates high-performing, engaged teams that collaborate to achieve our strategic goals.

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

Ownership Culture

We maintain an ownership culture that helps align the long-term interests of our shareholders with a long-term wealth-building opportunity for our employees through a variety of stock-based equity plans. These plans include the contribution of Watsco shares to employees participating in our 401(k) plan, the availability of an employee stock purchase plan for our U.S. employees, and the granting of stock options and restricted stock based on individual merit and measures of performance. As a result, approximately 4,200 employees are Watsco shareholders. Our equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership, and an ownership culture whereby management and employees think and act as owners of the Company. We believe that our restricted stock program is unique because an employee’s restricted share grants generally vest only at the end of his or her career (age 62 or later) and, prior to retirement, these grants remain subject to significant risk of forfeiture.

Workforce Health and Safety

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

To build and sustain a culture based on these principles, our commitment to safety and wellness is incorporated into the incentive structure of our key operational leaders. For wellness, we measure employee engagement in completing an annual physical to help ensure that our philosophical values are put into action. For safety, we measure and carefully evaluate incidents related to workers compensation, vehicle accidents and injuries to third-parties, and we continuously seek to improve safety measures intended to reduce the number of such incidents.

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

Sales of HVAC equipment, which we currently source from approximately 20 vendors, accounted for 69% of our revenues in both 2024 and 2023. Sales of other HVAC products, which we currently source from more than 1,500 vendors, comprised 27% of our revenues in both 2024 and 2023. Sales of commercial refrigeration products, which we currently source from approximately 150 vendors, accounted for 4% of our revenues in both 2024 and 2023.

Distribution and Sales

At December 31, 2024, we operated from 690 locations, a vast majority of which are located in regions that we believe have demographic trends favorable to our business. We maintain large inventories at each of our warehouse locations and either deliver products to customers using our trucks or third-party logistics providers, or we make products available for pick-up at the location nearest to the particular customer. We have approximately 1,100 salespeople, averaging 11 years of experience in the HVAC/R distribution industry.

The markets we serve are as follows:	% of Revenues for the Year Ended December 31, 2024	Number of Locations as of December 31, 2024
United States	90%	628
Canada	5%	36
Latin America and the Caribbean	5%	26

Total	100%	690

The largest market we serve is the United States, in which the most significant markets for HVAC/R products are in the Sun Belt states. Accordingly, most of our distribution locations are in the Sun Belt, with the highest concentration in Florida and Texas. These markets have been a strategic focus of ours given their size, the reliance by homeowners and businesses on HVAC/R products to maintain a comfortable indoor environment, and the population growth in these areas during the post-World War II era, which has led to a substantial installed base requiring replacement, a shorter useful life for equipment given the significant hours of operation, and the focus by electrical utilities on consumer incentives designed to promote replacement of HVAC/R equipment in an effort to improve energy efficiency.

Markets

The table below identifies the number of our stores by location as of December 31, 2024:

Florida	102
Texas	88
North Carolina	52
South Carolina	50
California	35
Georgia	34
Louisiana	33
Virginia	28
Tennessee	23
New York	20
Pennsylvania	20
Illinois	14
New Jersey	14
Alabama	10
Massachusetts	9
Mississippi	9
Missouri	9
Arizona	8
Connecticut	7
Kansas	7
Maryland	6
Indiana	5
Oklahoma	5
Utah	5
Arkansas	4
Kentucky	3
Minnesota	3
Nevada	3
Iowa	2
Maine	2
Nebraska	2
New Hampshire	2
South Dakota	2
West Virginia	2
Wisconsin	2
Colorado	1
Delaware	1
Michigan	1
New Mexico	1
North Dakota	1
Ohio	1
Rhode Island	1
Vermont	1

United States	628
Canada	36
Puerto Rico	16
Mexico	10

Total	690

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

Carrier Enterprise I has a 38.4% ownership interest in Russell Sigler, Inc. (“RSI”), an HVAC distributor operating from 36 locations in the Western U.S. RSI is Carrier’s second largest independent North American distributor and had sales of approximately $1.3 billion in 2024.

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

In 2021, we and Carrier formed a new joint venture and acquired certain assets and assumed certain liabilities comprising the HVAC distribution business of Temperature Equipment Corporation (“TEC”), one of Carrier’s independent distributors with locations in Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri and Wisconsin. We have an 80% controlling interest in TEC, and Carrier has a 20% non-controlling interest.

Combined, our joint ventures with Carrier represented 54% of our revenues in 2024. See Supplier Concentration and Supply Chain Risks in “Business Risk Factors” in Item 1A.

The business and affairs of the joint ventures are controlled, directed, and managed exclusively by their respective boards of directors (the “Boards”) pursuant to related operating agreements. The Boards have full, complete and exclusive authority, power, and discretion to manage and control the business, property, and affairs of their respective joint ventures, and to make all decisions regarding those matters and to perform activities customary or incident to the management of such joint ventures, including approval of distributions to us and Carrier. The Boards are each composed of five directors, of whom three directors represent our controlling interest and two directors represent Carrier’s non-controlling interest. Matters presented to the Boards for vote are considered approved or consented to upon the receipt of the affirmative vote of at least a majority of all directors entitled to vote with the exception of certain governance matters, which require joint approval of us and Carrier.

Customers and Customer Service

Air conditioning and heating contractors that install HVAC/R products in homes and businesses must be licensed given the highly regulated nature of the products, refrigerant, natural gas, and building and zoning requirements. We currently serve more than 130,000 active contractors who service the replacement and new construction markets for residential and commercial central air conditioning, heating, and refrigeration systems. No single customer in 2024, 2023, or 2022 represented more than 2% of our consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through mobile applications and e-commerce, which allows customers to access information online 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times, and make payments. We believe we compete successfully with other distributors primarily based on an experienced sales organization, strong service support, maintenance of well-stocked inventories, density of warehouse locations, high quality reputation, broad product lines, and the ability to foresee customer demand for new products.

Key Supplier Relationships

Given our leadership position, Watsco represents a strategic business relationship to many of the leading manufacturers in our industry. Significant relationships with HVAC/R equipment manufacturers include Carrier, Rheem, Daikin, Mitsubishi, Pentair, Gree Electric Appliances, Inc., Bosch Group, Trane, Lennox, and Midea Group. In addition, we have substantial relationships with manufacturers of non-equipment HVAC/R products, including Flexible Technologies, Southwark, DiversiTech Corp., Resideo, Mueller, Copeland, Johns Manville, Owens Corning, and Chemours.

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

The Company’s top ten suppliers accounted for 85% of our purchases, including 62% from Carrier, and 9% from Rheem. Given the significant concentration of our suppliers, particularly with Carrier and Rheem, any material interruption with these suppliers, including limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments, whether due to supply chain disruptions, labor shortages or otherwise, could temporarily disrupt the operations of certain of our subsidiaries, impact current inventory levels, and could adversely affect our financial results.

If the Trump administration imposes restrictions or significant tariff increases under existing trade agreements on products imported or assembled outside the United States by our top ten suppliers, particularly from Mexico, where a significant portion of residential HVAC equipment is assembled, and China, we may incur higher inventory costs and we would, in turn, need to raise our selling prices. This could adversely impact our sales and market share and negatively impact our business. Future financial results are also materially dependent upon the continued market acceptance of these manufacturers’ respective products and their ability to continue to manufacture products that comply with laws relating to environmental and efficiency standards. However, the Company believes that alternative or substitute products would be readily available in the event of disruption of current supplier relationships given the Company’s prominence in the marketplace, including the number of locations, sales personnel, support structure, marketing and sales expertise, financial position, and established market share. See “Business Risk Factors” in Item 1A of this Annual Report on Form 10-K for further discussion.

Distribution Agreements

We maintain trade name and distribution agreements with Carrier, Rheem, and Mitsubishi that provide us with distribution rights on an exclusive basis in specified territories and are not subject to a stated term or expiration date. We also maintain distribution agreements with various other suppliers, either on an exclusive or non-exclusive basis, for various terms ranging from one to ten years. Certain distribution agreements for particular branded products contain provisions that restrict or limit the sale of competitive products in the locations that sell such branded products. Other than where such location-level restrictions apply, we may distribute the lines of other manufacturers’ air conditioning or heating equipment in other locations in the same territories.

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

In December 2020, the American Innovation and Manufacturing Act of 2020 (the “AIM Act”) was enacted, which gave the United States Environmental Protection Agency (“EPA”) regulatory authority to address hydrofluorocarbon (“HFC”) refrigerants. Although HFCs were introduced as alternatives to ozone-depleting substances like chlorofluorocarbons and hydrochlorofluorocarbons, they are now recognized as potent greenhouse gases due to their high global warming potential (“GWP”). Consequently, a phasedown of HFC production and consumption by 85% over a 15-year period commenced on January 1, 2022, and regulations were established requiring HVAC systems manufactured to use refrigerants with a GWP under 700 by January 1, 2025. In response to these regulations, OEMs have transitioned their products to incorporate the new refrigerants. The sell-through period for existing HVAC systems using HFC refrigerants with a GWP above 700 extends through December 31, 2025. The Company expects these regulations to reduce the carbon footprint of end-users and increase average selling prices over time, subject to customary risks of quality, availability, and performance of new HVAC systems.

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

The overwhelming majority of new HVAC systems that we sell replace systems that likely operate below current minimum efficiency standards in the United States and may use more harmful refrigerants that have been, or are being, phased out. As consumers replace HVAC systems with new, higher-efficiency systems, homeowners will consume less energy, save costs, and reduce their carbon footprints.

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

We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Based on estimates validated by independent sources, we averted an estimated 22.8 million metric tons of CO2e emissions from January 1, 2020 to December 31, 2024 through the sale of replacement residential HVAC systems at higher-efficiency standards – the equivalent of nearly 5.3 million gas powered vehicles driven over the course of one year. More information, including sources and assumptions used to support our estimates, can be found at www.watsco.com/environment. Information contained on, or available through, our website is not incorporated by reference in, or made a part of, this report.

Federal Tax Credits and State Incentives

Demand for higher-efficiency products, such as variable-speed systems and heat pumps, is expected to increase due to the passage of the U.S. Inflation Reduction Act of 2022 (the “IRA”) in August 2022. This legislation is intended, in part, to promote the replacement of existing systems in favor of high-efficiency heat pump systems that reduce greenhouse gas emissions, as compared to older systems, and thereby combat climate change. According to the DOE, heat pumps can reduce electricity use for heating by approximately 65% as compared to gas furnaces. Programs under the IRA include enhanced tax credits for homeowners who install qualifying HVAC equipment and tax deductions for owners of commercial buildings that are upgraded to achieve defined energy savings. The IRA also sets aside $4.3 billion for state-administered consumer rebate programs designed to promote energy savings for low and medium-income households, including HVAC systems. Further details, including qualifying products, specific programs, states participating, and other regulatory requirements contemplated by the IRA are still being finalized. However, the Trump administration has indicated that credits enacted under the IRA may be subject to reduction or elimination; therefore, the availability of these credits in 2025 and thereafter is uncertain.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Information that we file with the SEC is available at the SEC’s website at www.sec.gov. Our website is at www.watsco.com. Our investor relations website is located at https://investors.watsco.com. We make available, free of charge, on our investor relations website under the heading “SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website address is included in this report only as an inactive textual reference. Information contained on, or available through, our website is not incorporated by reference in, or made a part of, this report.

Code of Ethics and Conduct

The Board of Directors has adopted codes of ethics and conduct that are designed to ensure that our directors, officers, and employees are aware of their ethical responsibilities and avoid conduct that may pose risks to the Company. We maintain (i) an Employee Code of Business Ethics and Conduct that is applicable to all employees (including our principal executive officer, principal financial officer and principal accounting officer), and (ii) a Code of Conduct for Executives that is applicable to members of our Board of Directors, our executive officers (including our principal executive officer, principal financial officer and principal accounting officer), and other senior operating and financial personnel. Amendments to either code of conduct or any grant of a waiver requiring disclosure under applicable SEC rules will be disclosed on our website, www.watsco.com. There were no amendments to or waivers from either code of conduct in 2024. Oversight of investigations of known or potential violations under either code of conduct is the responsibility of the Audit Committee of the Board of Directors (the “Audit Committee”). To obtain copies of our Codes of Ethics and Conduct, please visit our investor relations website at https://investors.watsco.com under the section captioned “Governance.”

ITEM 1A.	RISK FACTORS

Business Risk Factors

Supplier Concentration and Supply Chain Risks

The Company’s top ten suppliers accounted for 85% of our purchases during 2024, including 62% from Carrier and 9% from Rheem. Carrier provides a diverse variety of brands of HVAC systems including Carrier, Bryant, Payne, Tempstar, Heil, Comfortmaker, and Grandaire (a private label product created by the Company), along with complimentary replacement parts. Rheem provides Rheem-brand HVAC systems along with complimentary replacement parts. Given the significant concentration of our supply chain, particularly with Carrier and Rheem, any significant interruption by any of the key manufacturers or a termination of a relationship could temporarily disrupt the operations of certain of our subsidiaries. Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive, that comply with laws relating to environmental and efficiency standards, and that keep up with shifting consumer preferences. Our inability to obtain products from one or more of these manufacturers or a decline in market acceptance of these manufacturers’ products, including new HVAC systems that use refrigerants with a lower GWP, could have a material adverse effect on our results of operations, cash flows, and liquidity.

Many HVAC equipment and component manufacturers, including Carrier and Rheem, source component parts from China and Mexico and/or assemble a significant number of products for residential and light-commercial applications in Mexico. If any restrictions, including as a result of overall trade relations or a potential increase in tariffs (which the Trump administration has proposed), are imposed related to such products sourced from, or assembled in, Mexico and China, including as a result of amendments to existing trade agreements, and our product costs consequently increase, we would be required to raise our prices, which may result in cost inflation, the loss of customers, and harm to our business.

We maintain trade name and distribution agreements with Carrier and Rheem that provide us with distribution rights on an exclusive basis in specified territories. Such agreements are not subject to a stated term or expiration date.

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

Risks Inherent in Acquisitions

As part of our strategy, we intend to pursue additional acquisitions of complementary businesses, including through joint ventures and investments in unconsolidated entities. If we complete future acquisitions, including investments in unconsolidated entities, or enter into new joint ventures, we may be required to incur or assume additional debt and/or issue additional shares of our common stock as consideration, which will dilute our existing shareholders’ ownership interest and may affect our results of operations. Growth through acquisitions involves a number of risks, including, but not limited to, the following:

•	the ability to identify and consummate transactions with complementary acquisition candidates;

•	the successful operation and/or integration of acquired companies;

•	the efficiency and effectiveness of an acquired company’s internal control environment;

•	diversion of management’s attention from other daily functions;

•	issuance by us of equity securities that dilute the ownership of our existing shareholders;

•	incurrence and/or assumption of significant debt and contingent liabilities; and

•	possible loss of key employees and/or customer relationships of the acquired companies.

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

Cybersecurity Risks

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems. Cyberattacks may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence. We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and information and disruption of our operations. Despite these efforts, our information technology systems may be damaged, disrupted or shut down due to attacks by hackers and other persons obtaining unauthorized access, malicious software, ransomware, computer viruses, undetected intrusion, hardware failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings and other costs. Such events could have a material adverse impact on our financial condition, results of operations and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

Failure to successfully manage the operational challenges and risks associated with, or resulting from, upgrades and conversions to newer versions of our information technology systems core to our operations could adversely affect our results of operations, cash flows, and liquidity.

We maintain change management processes, monitoring practices, and protections of our information technology to reduce these risks and test our systems on an ongoing basis for potential threats. The Audit Committee is briefed on information security matters at least once a year. We carry cybersecurity insurance to help mitigate financial exposure and related notification procedures in the event of intentional intrusion. There can be no assurance, however, that our efforts will prevent the risk of a security breach of our databases or systems that could adversely affect our business.

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

Goodwill, Intangibles and Long-Lived Assets

At December 31, 2024, goodwill, intangibles, and long-lived assets represented approximately 31% of our total assets. The recoverability of goodwill, indefinite lived intangibles, and long-lived assets is evaluated at least annually and when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of our reporting unit, indefinite lived intangibles, and long-lived assets are based on the best information available as of the date of the assessment and incorporate management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment, or market conditions. We cannot assure you that we will not suffer material impairments to goodwill, intangibles, or long-lived assets in the future.

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

Risks Related to Natural Disasters, Epidemics, or Other Unexpected Events

The occurrence of one or more natural disasters, including those linked to climate change, power outages, or other unexpected events, including hurricanes, fires, earthquakes, volcanic eruptions, tsunamis, floods and other forms of severe weather, health epidemics, pandemics or other contagious outbreaks, conflicts, wars or terrorist acts, in the U.S. or in other countries in which we or our suppliers or customers operate could adversely affect our operations and financial performance. Natural disasters, power outages or other unexpected events could damage or close one or more of our locations or disrupt our operations temporarily or long-term, such as by causing business interruptions or by affecting the availability of products we sell. Existing insurance arrangements may not cover all of the costs or lost cash flows that may arise from such events. The occurrence of any of these events could also increase our insurance and other operating costs or impact our sales. Moreover, litigation related to sustainability practices could result in potential operating expenses arising from fines, settlements, and legal costs, as well as reputational impacts.

Risks Related to our Common Stock

Class B Common Stock and Insider Ownership

As of December 31, 2024, our directors and executive officers and entities affiliated with them owned: (i) Common stock representing less than 1% of the outstanding shares of Common stock and (ii) Class B common stock representing 90% of the outstanding shares of Class B common stock. These interests represent 55% of the aggregate combined voting power (including 53% beneficially owned by Albert H. Nahmad, Chairman and Chief Executive Officer (“CEO”), Aaron J. Nahmad, President (the son of our Chairman and CEO), and Valerie Schimel, Director (the daughter of our Chairman and CEO), through shares owned by them and shares held by affiliated limited partnerships, various family trusts, and a charitable foundation. Accordingly, our directors and executive officers collectively have the voting power to elect six members of our nine-person Board of Directors.

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

Future Sales

We are not restricted from issuing additional shares of our Common stock or Class B common stock (which we refer to together as common stock), including securities that are convertible into or exchangeable for, or that represent the right to receive, our common stock or any substantially similar securities in the future. We may issue shares of our common stock or other securities in one or more registered or unregistered offerings, and we may also issue our securities in connection with investments or acquisitions. On March 29, 2024, we implemented the Watsco, Inc. Dividend Reinvestment Plan (“DRIP”) under which existing shareholders may, in accordance with the DRIP, acquire shares of common stock, as applicable, by reinvesting all or a portion of the cash dividends paid on such shareholders’ shares of common stock. The number of shares of our common stock issued in connection with any of the foregoing may result in dilution to holders of our common stock.

Volatility

The market price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock despite our operating performance. The trading price of our common stock may be adversely affected due to many factors, most of which we cannot predict or control, such as the following:

•	fluctuations in our operating results;

•	a decision by the Board of Directors to reduce or eliminate cash dividends on our common stock;

•	changes in recommendations or earnings estimates by securities analysts;

•	general market conditions in our industry or in the economy as a whole; and

•	political instability, natural disasters, war and/or events of terrorism.

Payment of Dividends

The amount of any future dividends that we will pay, if any, will depend upon a number of factors. Future dividends will be declared and paid at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, potential dilution related to our dividend reinvestment plan, prospects, and other factors deemed relevant by our Board of Directors. The right of our Board of Directors to declare dividends, however, is subject to the availability of sufficient funds under Florida law to pay dividends. In addition, our ability to pay dividends depends on certain restrictions in our credit agreement.

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
Governance
A dedicated team at our corporate headquarters, which is led by our Director of Data Security (“DDS”) and composed of the Chief Technology Officer (“CTO”) and representatives from risk management, legal, internal audit, and finance departments, is responsible for assessing and managing our cybersecurity risks and data protection practices. The Audit Committee oversees the measures taken by this team to monitor material risks associated with cybersecurity threats, a role crucial to maintaining a robust and effective cybersecurity risk management approach. The DDS and CTO provide formal briefings to the Audit Committee on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, and other areas of importance at least once a year, with the Board of Directors receiving updates periodically. Regular discussions on enterprise risks are held between the Audit Committee, Board of Directors, and senior management.
Our DDS has more than 20 years of expertise in the information technology sector, with 11 years specifically dedicated to cybersecurity. This experience has fostered a thorough comprehension of cyber threat landscapes, defense strategies, and security technologies.

ITEM 2.	PROPERTIES

Our main properties include warehousing and distribution facilities, trucks, and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2024, we operated 690 warehousing and distribution facilities across 43 U.S. states, Canada, Mexico, and Puerto Rico, having an aggregate of approximately 16.5 million square feet of space, of which approximately 16.4 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are sufficient to meet our present operating needs.

Trucks

At December 31, 2024, we operated 783 ground transport vehicles, including delivery and pick-up trucks, vans, and tractors. Of this number, 611 trucks were leased, and the others were owned. We believe that the present size of our truck fleet is adequate to support our operations.

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

Holders

At February 25, 2025, there were 302 registered holders of our Common stock and 127 registered holders of our Class B common stock.

Shareholder Return Performance

The following graph compares the cumulative five-year total shareholder return attained by holders of our common stock relative to the cumulative total returns of the Russell 2000 index, the S&P MidCap 400 index, the S&P 500 index, and the S&P 400 Industrials index. Given our position as the largest distributor of HVAC/R equipment, parts and supplies in North America, our unique, sole line of business, the nature of our customers (air conditioning and heating contractors), and the products and markets we serve, we cannot reasonably identify an appropriate peer group; therefore, we have included in the graph below the performance of certain major market indices, which contain companies with market capitalizations similar to our own, including the S&P 400 Industrials Index because the component companies of such index more closely relate to the industry in which we operate. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference and shall not otherwise be deemed filed under such acts.

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Watsco, Inc.	100.00	130.51	185.42	152.56	270.02	305.64
Watsco, Inc. Class B	100.00	133.31	180.68	153.34	264.15	343.14
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
S&P MidCap 400 Index	100.00	113.66	141.80	123.28	143.54	163.54
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P 400 Industrials Index	100.00	116.49	149.62	132.42	174.04	197.51

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 to October 31, 2024	—	$—	—	$—
November 1, 2024 to November 30, 2024	517	535.00	—	—
December 1, 2024 to December 31, 2024	71,702	509.75	—	—

Total	72,219	$509.93	—	$—

(1)

During the quarter ended December 31, 2024, we purchased an aggregate of 72,219 shares of our common stock to satisfy the tax withholding obligations in connection with the vesting of restricted stock.

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. No shares were repurchased under this plan during 2024, 2023 or 2022. In aggregate, 6,370,913 shares of common stock have been repurchased at a cost of $114.4 million since the inception of this plan. At December 31, 2024, there were 1,129,087 shares remaining authorized for repurchase under this plan. Shares were last repurchased by the Company under this plan in 2008.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our 2024 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2024 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk,” which section is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our 2024 and 2023 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2024, 2023, and 2022, together with the report thereon (for the applicable periods covered by their reports) of Deloitte & Touche LLP dated February 28, 2025, and KPMG LLP (Auditor Firm ID: 185, Miami, FL) dated February 24, 2023, except for Note 20, as to which the date is February 28, 2025, included in our 2024 Annual Report are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Our 2024 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of Deloitte & Touche LLP dated February 28, 2025, and each is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During the quarter ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the Exchange Act or any
“non-Rule
10b5-1
trading arrangement
,
” as defined in Item 408 of Regulation
S-K.
Appointment of Director
On February 25, 2025, the Board of Directors appointed Gary L. Tapella, 81, as a Common stock director to fill the vacancy on the Board of Directors formerly held by John A. Macdonald, whose term as a director expired at Watsco’s 2024 annual meeting of shareholders. The Board of Directors nominated Mr. Tapella to stand for election at the Company’s 2025 annual shareholder meeting for a term to expire at the Company’s 2028 annual meeting of shareholders.
Mr. Tapella has served on Watsco’s Advisory Board since February 2022 and previously served as a Watsco director from 2006 to 2010. Mr. Tapella retired in 2005 after a 36-year career with Rheem Manufacturing Company, one of the Company’s principal suppliers, where he served in various leadership capacities, ultimately as President and Chief Executive Officer. Presently, he serves as an Operating Partner of One Rock Capital Partners, LLC, a value-oriented, operationally focused private equity firm. Prior to joining One Rock he was an Operating Partner at Ripplewood Holdings, LLC from 2005 to 2009.
Mr. Tapella will participate in the standard non-employee director compensation arrangements described in the section entitled “Director Compensation” that is included in the Company’s 2024 Proxy Statement filed with the Securities and Exchange Commission on April 26, 2024.
There are no arrangements or understandings between either Mr. Tapella, on the one hand, and any other person, on the other hand, pursuant to which he was appointed to the Board of Directors. Since the beginning of the Company’s last fiscal year, the Company has not engaged in any transactions, and there are no proposed transactions, or series of similar transactions, in which Mr. Tapella was or is to be a participant and in which any related person had a direct or indirect material interest in which the amount involved exceeds or exceeded $120,000.

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
Insider Trading Policy
The Company has adopted an insider trading policy which governs the purchase, sale and/or any other dispositions of the Company’s securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form
 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. Our consolidated financial statements are incorporated by reference from our 2024 Annual Report.

(2)	Financial Statement Schedules. The schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The following exhibits are submitted with this Annual Report on Form 10-K or, where indicated, incorporated by reference to other filings.

INDEX TO EXHIBITS

3.1	Composite Articles of Incorporation of Watsco, Inc. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

3.2	Watsco, Inc. Second Amended and Restated Bylaws effective August 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 5, 2016 and incorporated herein by reference).

4.1	Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference). (P)

4.2	Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference). (P)

4.3	Description of Capital Stock (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

10.1(a)	Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference). *

10.1(b)	First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). *

10.1(c)	Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). *

10.1(d)	Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.1(e)	Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference). *

10.1(f)	Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference). *

10.1(g)	Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). *

10.1(h)	Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). *

10.1(i)	Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference). *

10.1(j)	Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference). *

10.1(k)	Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference). *

10.1(l)	Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference). *

10.1(m)	Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference). *

10.1(n)	Thirteenth Amendment dated January 1, 2012 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference). *

10.1(o)	Fourteenth Amendment dated January 1, 2013 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference). *

10.1(p)	Fifteenth Amendment dated January 1, 2014 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference). *

10.1(q)	Sixteenth Amendment dated January 1, 2015 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference). *

10.1(r)	Seventeenth Amendment dated January 1, 2016 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference). *

10.1(s)	Eighteenth Amendment dated January 1, 2017 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference). *

10.1(t)	Nineteenth Amendment dated January 1, 2018 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference). *

10.1(u)	Twentieth Amendment dated January 1, 2019 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference). *

10.1(v)	Twenty-first Amendment dated January 1, 2020 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference). *

10.1(w)	Twenty-second Amendment dated January 1, 2021 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1(w) to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference).*

10.1(x)	Twenty-third Amendment dated January 1, 2022 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1(x) to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).*

10.1(y)	Twenty-fourth Amendment dated January 1, 2023 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference).*

10.1(z)	Twenty-fifth Amendment dated January 1, 2024 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1(z) to the Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).*

10.1(aa)	Amended and Restated Twenty-fifth Amendment to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Report on Form 8-K filed on November 15, 2024 and incorporated herein by reference).*

10.1(bb)	Twenty-sixth Amendment dated January 1, 2025 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. *#

10.2(a)	Watsco, Inc. 2014 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2014 Annual Meeting of Shareholders and incorporated herein by reference). *

10.2(b)	Watsco, Inc. 2021 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2021 Annual Meeting of Shareholders and incorporated herein by reference). *

10.3	Fourth Amended and Restated 1996 Qualified Employee Stock Purchase Plan dated April 18, 2011 (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2011 Annual Meeting of Shareholders and incorporated herein by reference). *

10.4	Credit Agreement, dated as of March 16, 2023, by and among Watsco, Inc., Watsco Canada, Inc. and Carrier Enterprise Mexico, S. de R.L. de C.V., as Borrowers, the Other Lenders From Time to Time Party Thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2023 and incorporated herein by reference).

10.5	Third Amended and Restated Sales Agreement dated May 3, 2024 by and between Watsco, Inc. and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference).

13	2024 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 7, 8 and 9 of this Annual Report on Form 10-K, the 2024 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

19	Insider Trading Policy. #

21.1	Subsidiaries of the Registrant. #

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP. #

23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP. #

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to the Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. #

101.SCH	Inline XBRL Taxonomy Extension Schema Document. #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. #

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.
*	management contract or compensation plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 28, 2025	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, Chief Executive Officer

February 28, 2025	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ALBERT H. NAHMAD Albert H. Nahmad	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 28, 2025

/S/ ANA M. MENENDEZ Ana M. Menendez	Chief Financial Officer (principal accounting officer and principal financial officer)	February 28, 2025

/S/ CESAR L. ALVAREZ Cesar L. Alvarez	Director	February 28, 2025

/S/ J. MICHAEL CUSTER J. Michael Custer	Director	February 28, 2025

/S/ DENISE DICKINS Denise Dickins	Director	February 28, 2025

/S/ Barry S. Logan Barry S. Logan	Director and Executive Vice President	February 28, 2025

/S/ ANA LOPEZ-BLAZQUEZ Ana Lopez-Blazquez	Director	February 28, 2025

/S/ AARON J. NAHMAD Aaron J. Nahmad	Director and President	February 28, 2025

/S/ VALERIE F. SCHIMEL Valerie F. Schimel	Director	February 28, 2025

Gary L. Tapella	Director	February 28, 2025