Form 10-Q
period 2025-03-31
WATSCO INC
filed 2025-05-09
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025
or

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From

to

Commission file number
1-5581

WATSCO, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	59-0778222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2665 South Bayshore Drive, Suite 901 Miami , FL	33133
(Address of principal executive offices)	(Zip Code)
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
of the Exchange Act). Yes ☐ No
☒
The registrant’s common stock outstanding as of May 5, 2025 comprised (i) 34,885,201 shares of Common stock, $0.50 par value per share, excluding 4,066,97
3
treasury shares and (ii) 5,626,501 shares of Class B common stock, $0.50 par value per share
.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 25

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarters Ended March 31,
	2025	2024
Revenues	$1,531,086	$1,564,991
Cost of sales	1,101,463	1,134,366

Gross profit	429,623	430,625
Selling, general and administrative expenses	322,581	309,548
Other income	5,146	5,460

Operating income	112,188	126,537
Interest income, net	5,417	2,470

Income before income taxes	117,605	129,007
Income taxes	23,065	24,745

Net income	94,540	104,262
Less: net income attributable to non-controlling interest	14,479	17,258

Net income attributable to Watsco, Inc.	$80,061	$87,004

Earnings per share for Common and Class B common stock (collectively “common stock”):
Basic and Diluted	$1.93	$2.17

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 2
5

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarters Ended March 31,
	2025	2024
Net income	$94,540	$104,262
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	248	(8,000)

Other comprehensive income (loss)	248	(8,000)
Comprehensive income	94,788	96,262
Less: comprehensive income attributable to non-controlling interest	14,563	14,797

Comprehensive income attributable to Watsco, Inc.	$80,225	$81,465

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 2
5

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$431,823	$526,271
Short-term cash investments	—	255,669
Accounts receivable, net	794,312	877,935
Inventories, net	1,776,090	1,385,436
Other current assets	33,124	34,670

Total current assets	3,035,349	3,079,981
Property and equipment, net	138,113	140,535
Operating lease right-of-use assets	432,692	419,138
Goodwill	454,868	451,858
Intangible assets, net	207,361	208,472
Investment in unconsolidated entity	173,757	168,611
Other assets	12,213	10,928

	$4,454,353	$4,479,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of lease liabilities	$113,322	$110,273
Accounts payable	545,567	490,879
Accrued expenses and other current liabilities	266,250	382,749

Total current liabilities	925,139	983,901

Long-term obligations:
Operating lease liabilities, net of current portion	332,523	321,715
Finance lease liabilities, net of current portion	13,847	15,475

Total long-term obligations	346,370	337,190

Deferred income taxes and other liabilities	94,984	94,194

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	19,468	19,431
Class B common stock, $0.50 par value	2,808	2,789
Preferred stock, $0.50 par value	—	—
Paid-in capital	1,508,819	1,472,170
Accumulated other comprehensive loss, net of tax	(59,729)	(59,893)
Retained earnings	1,266,996	1,295,972
Treasury stock, at cost	(73,312)	(73,479)

Total Watsco, Inc. shareholders’ equity	2,665,050	2,656,990
Non-controlling interest	422,810	407,248

Total shareholders’ equity	3,087,860	3,064,238

	$4,454,353	$4,479,523

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 2
5

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non- controlling Interest	Total
Balance at December 31, 2024	40,352,263	$22,220	$1,472,170	$(59,893)	$1,295,972	$(73,479)	$407,248	$3,064,238
Net income					80,061		14,479	94,540
Other comprehensive income				164			84	248
Issuances of restricted shares of common stock	52,503	26	(26)					—
Forfeitures of restricted shares of common stock	(4,000)	(2)	2					—
Common stock contribution to 401(k) plan	18,450	9	8,734					8,743
Stock issuances from exercise of stock options and employee stock purchase plan	43,568	22	11,027					11,049
Common stock issued for W.L. Lashley & Associates, Inc. (“Lashley”)	1,036	1	492					493
Investment in Lashley							999	999
Share-based compensation			9,879					9,879
Dividend reinvestment plan	13,942		6,541			167		6,708
Dividends declared and paid on common stock, $ 2.70 per share					(109,037)			(109,037)

Balance at March 31, 2025	40,477,762	$22,276	$1,508,819	$(59,729)	$1,266,996	$(73,312)	$422,810	$3,087,860

Continued on next page.

6 of 2
5

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2023	39,441,280	$22,134	$1,153,459	$(42,331)	$1,183,207	$(86,630)	$386,351	$2,616,190
Net income					87,004		17,258	104,262
Other comprehensive loss				(5,539)			(2,461)	(8,000)
Issuances of restricted shares of common stock	87,660	44	(44)					—
Forfeitures of restricted shares of common stock	(12,064)	(6)	6					—
Common stock contribution to 401(k) plan	20,387	10	8,725					8,735
Stock issuances from exercise of stock options and employee stock purchase plan	53,029	27	10,719					10,746
Retirement of common stock	(1,425)	(1)	(564)					(565)
Net proceeds from the sale of Common stock	712,000		268,931			12,820		281,751
Common stock issued for Commercial Specialists, Inc. (“CSI”)	1,904	1	751					752
Share-based compensation			10,467					10,467
Dividends declared and paid on common stock, $ 2.45 per share					(96,765)			(96,765)

Balance at March 31, 2024	40,302,771	$22,209	$1,452,450	$(47,870)	$1,173,446	$(73,810)	$401,148	$2,927,573

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 2
5

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarters Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$94,540	$104,262
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,777	9,882
Share-based compensation	8,800	8,127
Non-cash contribution to 401(k) plan	8,743	8,735
Provision for doubtful accounts	840	862
Other income from investment in unconsolidated entity	(5,146)	(5,460)
Other, net	811	1,245
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	83,864	(33,502)
Inventories, net	(389,990)	(307,219)
Accounts payable and other liabilities	8,887	315,087
Other, net	230	1,687

Net cash (used in) provided by operating activities	(177,644)	103,706

Cash flows from investing activities:
Proceeds from (purchases of) short-term cash investments	255,669	(200,000)
Proceeds from sale of property and equipment	98	58
Business acquisitions, net of cash acquired	(3,670)	(5,178)
Capital expenditures	(7,541)	(5,845)

Net cash provided by (used in) investing activities	244,556	(210,965)

Cash flows from financing activities:
Dividends on common stock	(109,037)	(96,765)
Distributions to non-controlling interest	(69,829)	—
Net repayments of finance lease liabilities	(1,569)	(1,399)
Net repayments under revolving credit agreement	—	(15,400)
Repurchases of common stock to satisfy employee withholding tax obligations	—	(442)
Net proceeds from the sale of Common stock	—	281,784
Proceeds from non-controlling interest for investment in Lashley	999	—
Proceeds from Dividend Reinvestment Plan	6,708	—
Proceeds from issuances of Common stock under employee related plans	11,049	10,623

Net cash (used in) provided by financing activities	(161,679)	178,401

Effect of foreign exchange rate changes on cash and cash equivalents	319	(2,390)

Net (decrease) increase in cash and cash equivalents	(94,448)	68,752
Cash and cash equivalents at beginning of period	526,271	210,112

Cash and cash equivalents at end of period	$431,823	$278,864

Supplemental cash flow information:
Common stock issued for Lashley	$493	$—
Common stock issued for CSI	$—	$752
See accompanying notes to condensed consolidated unaudited financial statements.

8 of 2
5

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2025
(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” the “Company,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying March 31, 2025 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2024 Annual Report on Form
10-K.
The condensed consolidated unaudited financial statements include (i) the accounts of Watsco and its wholly owned subsidiaries, (ii) the accounts of five U.S. joint ventures and their subsidiaries with Carrier Global Corporation, which we refer to as Carrier, in which we have an 80% controlling interest and Carrier has a 20%
non-controlling
interest, (iii) the accounts of a Canadian joint venture with Carrier, in which we have a 60% controlling interest and Carrier has a 40%
non-controlling
interest, and (iv) a 38.4% investment in Russell Sigler, Inc. (“RSI”), owned by one of the Carrier joint ventures that is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the quarter ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to new construction throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
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
Recently Adopted Accounting Standards
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that enhances annual income tax disclosures primarily by disaggregating the existing disclosures related to the effective tax rate reconciliation and income taxes paid. Under the new guidance, an entity will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. An entity will also be required to disclose the amount of income taxes paid disaggregated by federal, state, and foreign, and by individual jurisdictions equal to or greater than five percent of total income taxes paid. This guidance is effective prospectively and is effective for annual periods beginning after December 15, 2024. The disaggregated income tax disclosures will be included in our consolidated financial statements for the year ending December 31, 2025.

9 of 2
5

Recently Issued Accounting Standards Not Yet
Adopted
Expense Disaggregation
In November 2024, the FASB issued guidance that requires entities to disclose additional information about certain expenses in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of adopting this new guidance on our consolidated financial statements.

2.	REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reportable segment:

Quarters Ended March 31,	2025	2024
Primary Geographical Regions:
United States	$1,377,633	$1,398,686
Canada	76,413	79,798
Latin America and the Caribbean	77,040	86,507

	$1,531,086	$1,564,991

Major Product Lines:
HVAC equipment	67%	67%
Other HVAC products	29%	29%
Commercial refrigeration products	4%	4%

	100%	100%

3.	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our common stock:

Quarters Ended March 31,	2025	2024
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$80,061	$87,004
Less: distributed and undistributed earnings allocated to restricted common stock	7,172	6,836

Earnings allocated to Watsco, Inc. shareholders	$72,889	$80,168

Weighted-average common shares outstanding – Basic	37,752,203	36,875,549
Basic earnings per share for common stock	$1.93	$2.17
Allocation of earnings for Basic:
Common stock	$66,469	$73,166
Class B common stock	6,420	7,002

	$72,889	$80,168

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$80,061	$87,004
Less: distributed and undistributed earnings allocated to restricted common stock	7,172	6,836

Earnings allocated to Watsco, Inc. shareholders	$72,889	$80,168

Weighted-average common shares outstanding – Basic	37,752,203	36,875,549
Effect of dilutive stock options	101,052	123,999

Weighted-average common shares outstanding – Diluted	37,853,255	36,999,548

10 of 2
5

Quarters Ended March 31,	2025	2024
Diluted earnings per share for common stock	$1.93	$2.17
Anti-dilutive stock options not included above	21,807	46,456
Diluted earnings per share for our Common stock assumes the conversion of all our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At March 31, 2025 and 2024, our outstanding Class
B
common stock was convertible into 3,325,027 and 3,220,567 shares of our Common stock, respectively.

4.	OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency.
The change in accumulated other comprehensive loss, net of tax, was as follows:

Quarters Ended March 31,	2025	2024
Foreign currency translation adjustment:
Beginning balance	$(59,893)	$(42,331)
Current period other comprehensive income (loss)	164	(5,539)

Ending balance	$(59,729)	$(47,870)

5.	ACQUISITIONS
W.L. Lashley & Associates, Inc.
On January 3, 2025, Carrier Enterprise I acquired Lashley, a distributor of commercial HVAC supplies with annual sales of approximately $8,000, operating from one location in Houston, Texas. Consideration for the purchase consisted of $3,662 in cash, 1,036 shares of Common stock having a fair value of $493, and $838 for repayment of indebtedness, net of cash acquired of $830. Carrier
contributed $999 cash to Carrier Enterprise I in connection with the acquisition of Lashley. The preliminary purchase price resulted in the recognition of $3,103 in goodwill. The tax basis of such goodwill is deductible for income tax purposes over 15 years.
Commercial Specialists, Inc.
On February 1, 2024, one of our wholly owned subsidiaries acquired C
SI
, a distributor of HVAC products with annual sales of approximately $13,000, operating from two locations in Kentucky and Ohio. Consideration for the purchase consisted of $6,037 in cash, 1,904 shares of Common stock having a fair value of $752, and $562 for repayment of indebtedness, net of cash acquired of $1,426. The purchase price resulted in the recognition of $2,469 in goodwill. The tax basis of such goodwill is deductible for income tax purposes over 15 years.
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
Derivatives Not Designated as Hedging Instruments
We have entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. We had only one foreign currency exchange contract not designated as a hedging instrument at March 31, 2025, the total notional value of which was $5,800. Such contract expired in April 2025.
We recognized losses of $153 and $147 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2025 and 2024, respectively.

11 of 2
5

7.	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

		Total	Fair Value Measurements at March 31, 2025 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$1,171	$1,171	—	—
Private equities	Other assets	$2,906	—	—	$2,906
Liabilities:
Derivative financial instruments	Accrued expenses & other current liabilities	$7	—	$7	—

		Total	Fair Value Measurements at December 31, 2024 Using
	Balance Sheet Location		Level 1	Level 2	Level 3
Assets:
Certificates of deposit	Short-term cash investments	$255,669	—	$255,669	—
Derivative financial instruments	Other current assets	$6	—	$6	—
Equity securities	Other assets	$1,078	$1,078	—	—
Private equities	Other assets	$1,500	—	—	$1,500
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
Certificates of deposit
– these investments consist of certificates of deposit that had varying maturities through March 2025. We classify these investments within Level 2 of the valuation hierarchy because fair value is based on indirectly observable market inputs.

8.	SHAREHOLDERS’ EQUITY
Dividend Reinvestment Plan
On March 29, 2024, we implemented the Watsco, Inc. Dividend Reinvestment Plan (the “DRIP”), under which existing shareholders may, in accordance with the DRIP, acquire up to 300,000 shares of each
of
Common and Class B common stock, as applicable, by reinvesting all or a portion of the cash dividends paid on such shareholders’ shares of common stock. The DRIP has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to our automatically effective shelf registration statement on Form
S-3
(File
No. 333-282975).
During the quarter ended March 31, 2025,
13,942 shares of common stock
were
issued under the DRIP.
At-the-Market
Offering Program
On August 6, 2021, we entered into a sales agreement with Robert W. Baird & Co. Inc. (“Baird”), which enabled the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, for a maximum aggregate offering amount of up to $300,000 (the “2021 ATM Program”).

12 of 2
5

During the quarter ended March 31, 2024, we issued and sold 712,000 shares of Common stock under the
2021
ATM Program for net proceeds of $281,784. Direct costs of $33 incurred in connection with the offering were charged against the proceeds from the sale of Common stock and reflected as a reduction of paid-in
capital. In aggregate, we issued and sold $298,455 of Common stock under the 2021 ATM Program.
On May 3, 2024, we entered into an amended and restated sales agreement with Baird (the “2024 ATM Program”), which enables the further issuance and sale of Common stock for a maximum aggregate offering amount
of up to $
400,000
. At March 31, 2025, $
400,000 was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program have been
registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form
S-3
(File
No. 333-282975).
Common Stock Dividends
We paid cash dividends of $2.70 and $2.45
per share on common stock during the three months ended March 31, 2025 and 2024, respectively.
Restricted Stock
During the quarter ended March 31, 2024, a total of 999 shares of Class B common stock with an aggregate fair market value of $390 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from Common stock issued as a result of stock options exercised during the quarters ended March 31, 2025 and 2024 was $10,398 and $10,040, respectively.
During the quarter ended March 31, 2024, a total of 426 shares of Common stock with an aggregate fair market value of $175 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.
Employee Stock Purchase Plan
During the quarters ended March 31, 2025 and 2024, we received proceeds of $651 and $583, respectively, for shares of our Common stock purchased and reinvested under our employee stock purchase plan.

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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers several factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $6,724 and $6,247 at March 31, 2025 and December 31, 2024, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

10.	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised 65% and 58% of all inventory purchases made during the quarters ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, approximately $192,000 and $204,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2025 and 2024 included approximately $19,000 and $18,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.

13 of 25

A member of our Board of Directors is a Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters ended March 31, 2025 and 2024, fees for services performed were $22 and $75, respectively, and $35 and $32 was payable at March 31, 2025 and December 31, 2024, respectively.

11.	SEGMENT REPORTING
We have one operating and reporting segment: HVAC/R distribution. This sole line of business focuses exclusively on the distribution of air conditioning, heating, and refrigeration equipment and related parts and supplies. Our single reportable segment entity is managed on a consolidated basis, with the CEO serving as the chief operating decision maker (the “CODM”). On a monthly basis, the CODM reviews financial information presented on a consolidated basis, as reported in the consolidated statements of income, and uses consolidated operating income and net income to assess performance and allocate resources.
Significant expenses within operating income and net income include cost of sales and selling, general and administrative expenses, which are each separately presented in the consolidated statements of income. Other segment items within net income include interest and income taxes. See Note 2 for revenues disaggregated by geographical regions and major product line.

12.	SUBSEQUENT EVENT S
On April 1, 2025, one of our wholly owned subsidiaries acquired Hawkins HVAC Distributors, Inc., a distributor of residential
HVAC
 equipment and
supplies with annual sales of approximately $9,000, operating from two locations in North Carolina and South Carolina. Consideration for the purchase consisted of $2,530 in cash.
On May 1, 2025, one of our wholly owned subsidiaries acquired Southern Ice Equipment Distributors, Inc., a distributor of food service and ice machine equipment, parts and supplies with annual sales of approximately $30,000 operating from seven locations in Arizona, Arkansas, Louisiana, Mississippi, New Mexico, and Texas. Consideration for the purchase consisted of $14,250 in cash and 7,400 shares of Common stock having a fair value of $3,413.

14 of 2
5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates by reference statements that are not historical in nature and that are intended to be, and are hereby identified as, “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project,” “focused,” “outlook,” “goal,” “designed,” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements, including statements regarding, among other things, (i) economic conditions, (ii) business and acquisition strategies, (iii) potential acquisitions and/or joint ventures and investments in unconsolidated entities, (iv) financing plans, and (v) industry, demographic, regulatory, and other trends affecting our financial condition or results of operations. These forward-looking statements are based on management’s current expectations, are not guarantees of future performance and are subject to a number of risks, uncertainties, and changes in circumstances, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of several factors, including, but not limited to:

•	general economic conditions, both in the United States and in the international markets we serve;

•	competitive factors within the HVAC/R industry;

•	effects of supplier concentration, including conditions that impact the supply chain;

•	fluctuations in certain commodity costs;

•	consumer spending;

•	consumer debt levels;

•	new housing starts and completions;

•	capital spending in the commercial construction market;

•	access to liquidity needed for operations;

•	seasonal nature of product sales;

•	weather patterns and conditions;

•	insurance coverage risks;

•	federal, state, and local regulations impacting our industry and products;

•	prevailing interest rates;

•	the effect of inflation;

•	foreign currency exchange rate fluctuations;

•	international risk, including related to changes in trade policies and tariffs;

•	cybersecurity risk; and

•	the continued viability of our business strategy.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

The following information should be read in conjunction with the condensed consolidated unaudited financial statements, including the notes thereto, included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

15 of 25

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” the “Company,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At March 31, 2025, we operated from 693 locations in 43 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

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

Tariffs

In April 2025, the U.S. enacted and proposed to enact significant new tariffs, to which certain countries have responded by imposing retaliatory tariffs on U.S. imports. Escalated geopolitical tensions resulting from such changes in trade policies and tariffs have disrupted the markets and increased the risk of an economic recession or slowdown. We continue to monitor macroeconomic trends and uncertainties related to these tariffs. Many HVAC equipment and component manufacturers, including Carrier and Rheem, source component parts from China and Mexico or assemble a significant number of products for residential and light-commercial applications in Mexico. In response to these uncertainties, our OEM partners and suppliers continue to assess the impacts of tariffs along with other inflationary impacts and have recently announced varying levels of pricing actions. Consequently, we have implemented pricing actions to our customers by leveraging our technology platforms as an efficient means to capture the changes in conditions. Although the extent and duration of tariff-related impacts are uncertain, we have long-considered our primary focus on the HVAC replacement market to be a stabilizing factor given the necessity of these products in providing comfort and healthy environments to homeowners and businesses. However, if significant additional restrictions, including as a result of overall trade relations or a potential increase in tariffs (including those enacted or proposed to be enacted by the U.S.), are imposed on our products sourced from, or assembled in, Mexico and China, including as a result of amendments to existing trade agreements, and our product costs consequently increase, then we would be required to raise our prices, which may result in reduced sales, the loss of customers, and harm to our business.

Climate Change and Reductions in CO2e Emissions

We believe that our business plays an important and significant role in the drive to lower CO2e emissions. According to the U.S. Department of Energy (“DOE”), heating and air conditioning accounts for roughly half of household energy consumption in the U.S. As such, replacing older, less efficient HVAC systems with higher efficiency systems is one of the most meaningful steps homeowners can take to reduce their electricity costs and carbon footprints.

The overwhelming majority of new HVAC systems that we sell replace systems that likely operate below current minimum efficiency standards in the U.S. and may use more harmful refrigerants that have been, or are being, phased-out. As consumers replace HVAC systems with new, higher-efficiency systems, homeowners will consume less energy, save costs, and reduce their carbon footprints.

The sale of high-efficiency systems has long been a focus of ours, and we have invested in tools and technology intended to capture an increasingly richer sales mix over time. In addition, regulatory mandates will likely periodically increase the required minimum Seasonal Energy Efficiency Ratio rating, referred to as SEER, thus providing a catalyst for increased sales of higher-efficiency systems. The Company expects these regulations to reduce the carbon footprint of end-users and increase average selling prices over time, subject to customary risks of quality, availability, and performance of new HVAC systems.

The American Innovation and Manufacturing Act of 2020 (the “AIM Act”) granted the U.S. Environmental Protection Agency the authority to regulate hydrofluorocarbon (“HFC”) refrigerants. Although HFCs were introduced as alternatives to ozone-depleting substances like chlorofluorocarbons and hydrochlorofluorocarbons, they are now recognized greenhouse gases that impact climate change due to their high global warming potential (“GWP”). Consequently, an 85% phasedown of HFC production and consumption over a 15-year period commenced on January 1, 2022. Further regulations were introduced that (1) restrict the use of high-GWP refrigerants in the production of new HVAC systems after December 31, 2024 and (2) established a timeline over which the sales and installation of HVAC systems by distributors and contractors were permitted. The Company, in collaboration with its OEMs and in anticipation of the change, began to transition its inventory to the new lower-GWP HVAC systems (the “A2L Systems”) and phase-out of the higher GWP systems (the “410A Systems”). The regulations permit the sale and installation of matching 410A HVAC systems (i.e., outdoor and indoor components that are installed together) through December 31, 2025, after which only system components may be sold and installed thereafter without limitation or expiration. As of the filing date, it cannot be determined to what degree we will sell through our 410A Systems over the remainder of 2025 or to what extent demand for components will continue beyond 2025. The Company is actively selling these products and will continue to evaluate and assess the ultimate realizability of inventory related to the 410A Systems.

16 of 25

We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Based on estimates validated by independent sources, we averted an estimated 23.7 million metric tons of CO2e emissions from January 1, 2020 to March 31, 2025 through the sale of replacement residential HVAC systems at higher-efficiency standards.

Federal Tax Credits and State Incentives

Demand for higher-efficiency products, such as variable-speed systems and heat pumps, is expected to increase due to the passage of the U.S. Inflation Reduction Act of 2022 (the “IRA”) in 2022. This legislation is intended, in part, to promote the replacement of existing systems in favor of high-efficiency heat pump systems that reduce greenhouse gas emissions, as compared to older systems, and thereby combat climate change. According to the DOE, heat pumps can reduce electricity use for heating by approximately 65% as compared to gas furnaces. Programs under the IRA include enhanced tax credits for homeowners who install qualifying HVAC equipment and tax deductions for owners of commercial buildings that are upgraded to achieve defined energy savings. The IRA also sets aside $4.3 billion for state-administered consumer rebate programs designed to promote energy savings for low and medium-income households, including HVAC systems. Further details, including qualifying products, specific programs, states participating, and other regulatory requirements contemplated by the IRA are still being finalized. However, the U.S. government has indicated that credits enacted under the IRA may be subject to reduction or elimination; therefore, the availability of these credits in 2025 and thereafter is uncertain.

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

Our critical accounting estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025. We believe that there have been no significant changes during the quarter ended March 31, 2025 to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted, and to be adopted, accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters ended March 31, 2025 and 2024:

	2025	2024
Revenues	100.0%	100.0%
Cost of sales	71.9	72.5

Gross profit	28.1	27.5
Selling, general and administrative expenses	21.1	19.8
Other income	0.3	0.3

Operating income	7.3	8.1
Interest income, net	0.4	0.2

Income before income taxes	7.7	8.2
Income taxes	1.5	1.6

Net income	6.2	6.7
Less: net income attributable to non-controlling interest	0.9	1.1

Net income attributable to Watsco, Inc.	5.2%	5.6%

17 of 25

Note: Due to rounding, percentages may not total 100.

The following narratives reflect our acquisitions of W.L. Lashley & Associates, Inc. (“Lashley”) in January 2025 and Commercial Specialists, Inc. (“CSI”) in February 2024.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At March 31, 2025 and 2024, two and four locations, respectively, that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.

The table below summarizes the changes in our locations for the 12 months ended March 31, 2025:

Number of Locations
March 31, 2024	691
Opened	6
Closed	(7)

December 31, 2024	690
Opened	4
Acquired	1
Closed	(2)

March 31, 2025	693

Revenues

	Quarters Ended March 31,
(in millions)	2025	2024	Change
Revenues	$1,531.1	$1,565.0	$(33.9)	(2)%

The decrease in revenues for the first quarter of 2025 included $2.6 million attributable to new locations acquired and $5.9 million from other locations opened during the preceding 12 months, offset by $5.3 million from locations closed.

	Quarters Ended March 31,
(in millions)	2025	2024	Change
Same-store sales	$1,522.6	$1,559.7	$(37.1)	(2)%

The following table presents our revenues (excluding acquisitions), as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales
	2025	2024	% Change
HVAC equipment	67%	68%	(1%)
Other HVAC products	29%	28%	(3%)
Commercial refrigeration products	4%	4%	(5%)

HVAC equipment sales reflect a 2% increase in residential products, which is composed of unitary compressor-bearing systems, furnaces, and other indoor components, (2% increase in U.S. markets and a 2% decrease in international markets) and an 11% decrease in sales of commercial HVAC equipment (10% decrease in U.S. markets and a 15% decrease in international markets). The majority component of residential unitary compressor-bearing systems represents “ducted” systems produced by a variety of OEMs. Sales of ducted residential compressor-bearing systems were flat, reflecting a 5% increase in average selling price and a 5% decrease in unit volume. Domestic sales of residential unitary compressor-bearing systems increased 2%, reflecting a 5% increase in average selling price and a 3% decrease in units.

Gross Profit

	Quarters Ended March 31,
(in millions)	2025	2024	Change
Gross profit	$429.6	$430.6	$(1.0)	0%
Gross margin	28.1%	27.5%

18 of 25

Gross profit margin increased 60 basis-points primarily due to the impact of pricing and sales mix for HVAC equipment in 2025 as compared to the same period in 2024.

Selling, General and Administrative Expenses

	Quarters Ended March 31,
(in millions)	2025	2024	Change
Selling, general and administrative expenses	$322.6	$309.5	$13.1	4%
Selling, general and administrative expenses as a percentage of revenues	21.1%	19.8%

On a same-store basis, selling, general and administrative expenses increased 4% as compared to 2024 and, as a percentage of sales, increased to 21.0% versus 19.8% in 2024, primarily due to increases in facility costs.

Other Income

Other income of $5.1 million and $5.5 million for the first quarters of 2025 and 2024, respectively, represented our share of the net income of Russell Sigler, Inc. (“RSI”), in which we have a 38.4% equity interest.

Interest Income, Net

Interest income, net for the first quarter of 2025 increased $2.9 million, or 119%, primarily due to interest earned on cash and short-term cash investments and lower average outstanding borrowings under our revolving credit facility for the 2025 period as compared to the same period in 2024.

Income Taxes

	Quarters Ended March 31,
(in millions)	2025	2024	Change
Income taxes	$23.1	$24.7	$(1.6)	(7)%
Effective income tax rate	22.1%	21.8%

Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier Global Corporation (“Carrier”), which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The increase in the effective income tax rate was primarily due to higher share-based compensation deductions in 2024 as compared to the same period in 2025.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco for the quarter ended March 31, 2025 decreased $6.9 million, or 8%, compared to the same period in 2024. The decrease was primarily driven by higher selling, general and administrative expenses, partially offset by higher interest income and a decrease in net income attributable to the non-controlling interest.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to execute our business strategy and fund operating and investing activities, taking into consideration the seasonal demand for HVAC/R products, which peaks in the months of May through August. Significant factors that could affect our liquidity include the following:

•	cash needed to fund our business (primarily working capital requirements);

•	borrowing capacity under our revolving credit facility;

•	the timing and extent of sales of Common stock under our at-the-market offering program;

•	the ability to attract long-term capital with satisfactory terms;

•	acquisitions, including joint ventures and investments in unconsolidated entities;

•	dividend payments;

•	capital expenditures; and

•	the timing and extent of Common and Class B common stock (collectively “common stock”) repurchases.

19 of 25

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

We believe that the combination of our operating cash flows, cash on hand, available borrowings under our revolving credit agreement, and funds available from sales of our Common stock under our 2024 ATM Program, each of which is described below, will be sufficient to meet our liquidity needs for the foreseeable future. However, there can be no assurance that our current sources of available funds will be sufficient to meet our cash requirements.

As of March 31, 2025, we had $431.8 million of cash and cash equivalents, of which $131.7 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions.

Our access to funds under our revolving credit agreement depends on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on the Secured Overnight Financing Rate (“SOFR”), which is one of the base rates under our revolving credit agreement. SOFR has limited historical data and is a secured lending rate. The use of SOFR as a base rate under our revolving credit agreement could give rise to uncertainties and volatility in the benchmark rates applicable to our borrowings under such agreement. Additionally, disruptions in the credit and capital markets could also result in increased borrowing costs or reduced borrowing capacity under our revolving credit agreement.

Working Capital

Working capital increased to $2,110.2 million at March 31, 2025 from $2,096.1 million at December 31, 2024.

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2025 and 2024 (in millions):

	2025	2024	Change
Cash flows (used in) provided by operating activities	$(177.6)	$103.7	$(281.3)
Cash flows provided by (used in) investing activities	$244.6	$(210.9)	$455.5
Cash flows (used in) provided by financing activities	$(161.7)	$178.4	$(340.1)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash used in operating activities was higher primarily due to the timing of vendor payments and higher inventory balances driven by the seasonal ramp-up in inventories in advance of our selling season and new products related to the transition to HVAC systems that contain refrigerants with lower GWP that went into effect on January 1, 2025, partially offset by lower accounts receivable in 2025 as compared to 2024.

Investing Activities

Net cash provided by investing activities increased primarily due to proceeds from certificates of deposit that matured in 2025.

Financing Activities

Net cash used in financing activities decreased primarily due to $281.8 million in net proceeds received in March 2024 from the sale of Common stock under our 2021 ATM Program (as defined below), as well as distributions to the non-controlling interest in 2025.

Revolving Credit Agreement

We maintain an unsecured, five-year $600.0 million syndicated multicurrency revolving credit agreement, which may be used for, among other things, funding seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases, and issuances of letters of credit. The revolving credit facility has a seasonal component from October 1 to March 31, during which the borrowing capacity may be reduced to $500.0

20 of 25

million at our discretion (which effectively reduces fees payable in respect of the unused portion of the commitment), and we effected this reduction on October 1, 2024. Included in the revolving credit facility are a $125.0 million swingline loan sublimit, a $10.0 million letter of credit sublimit, a $75.0 million alternative currency borrowing sublimit, and an $10.0 million Mexican borrowing subfacility. The revolving credit agreement matures on March 16, 2028.

At March 31, 2025 and December 31, 2024, there was no outstanding balance under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2025.

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

During the quarter ended March 31, 2024, we issued and sold 712,000 shares of Common stock under the 2021 ATM Program for net proceeds of $281.8 million. We used a portion of the proceeds to repay outstanding debt under our revolving credit agreement and purchased short-term cash investments with the remainder. In aggregate, we issued and sold $298.5 million of Common stock under the 2021 ATM Program.

On May 3, 2024, we entered into an amended and restated sales agreement with Baird (the “2024 ATM Program”), which enables the further issuance and sale of Common stock for a maximum aggregate offering amount of up to $400.0 million. At March 31, 2025, $400.0 million was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program had been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975).

Investment in Unconsolidated Entity

Carrier Enterprise I, one of our joint ventures with Carrier, in which we have an 80% controlling interest, has a 38.4% ownership interest in RSI, an HVAC distributor operating from 36 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.

Carrier Enterprise I is a party to a shareholders’ agreement with RSI and its shareholders (the “RSI Shareholders’ Agreement”), consisting of five Sigler second generation family siblings and their affiliates, who collectively own 55.4% of RSI (the “RSI Majority Holders”) and certain next-generation Sigler family members and an employee, who collectively own 6.2% of RSI (the “RSI Minority Holders” and, together with the RSI Majority Holders, the “RSI Shareholders”). Pursuant to the RSI Shareholders’ Agreement, the RSI Shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on the higher of book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price for its 38.4% investment held in RSI. The RSI Shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from the RSI Shareholders the remaining outstanding shares of RSI common stock. At March 31, 2025, using the criteria set forth in the RSI Shareholders’ Agreement, the valuation of the RSI Shareholders’ RSI common stock was approximately $472.0 million.

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

We believe that our operating cash flows, cash on hand or funds available for borrowing under our revolving credit agreement, or use of the 2024 ATM Program would be sufficient to purchase any additional ownership interests in RSI for cash pursuant to the agreement described in the preceding paragraph.

21 of 25

Acquisitions

Southern Ice Equipment Distributors, Inc.

On May 1, 2025, one of our wholly owned subsidiaries acquired Southern Ice Equipment Distributors, Inc., a distributor of food service and ice machine equipment, parts and supplies with annual sales of approximately $30.0 million operating from seven locations in Arizona, Arkansas, Louisiana, Mississippi, New Mexico, and Texas. Consideration for the purchase consisted of $14.3 million in cash and 7,400 shares of Common stock having a fair value of $3.4 million.

Hawkins HVAC Distributors, Inc.

On April 1, 2025, one of our wholly owned subsidiaries acquired Hawkins HVAC Distributors, Inc., a distributor of residential HVAC equipment and supplies with annual sales of approximately $9.0 million, operating from two locations in North Carolina and South Carolina. Consideration for the purchase consisted of $2.5 million in cash.

W.L. Lashley & Associates, Inc.

On January 3, 2025, Carrier Enterprise I acquired Lashley, a distributor of commercial HVAC supplies with annual sales of approximately $8.0 million, operating from one location in Houston, Texas. Consideration for the purchase consisted of $3.7 million in cash, 1,036 shares of Common stock having a fair value of $0.5 million, and $0.8 million for repayment of indebtedness, net of cash acquired of $0.8 million. Carrier contributed $1.0 million cash to Carrier Enterprise I in connection with the acquisition of Lashley. The preliminary purchase price resulted in the recognition of $3.1 million in goodwill.

Commercial Specialists, Inc.

On February 1, 2024, one of our wholly owned subsidiaries acquired CSI, a distributor of HVAC products with annual sales of approximately $13.0 million, operating from two locations in Kentucky and Ohio. Consideration for the purchase consisted of $6.0 million in cash, 1,904 shares of Common stock having a fair value of $0.8 million, and $0.6 million for repayment of indebtedness, net of cash acquired of $1.4 million. The purchase price resulted in the recognition of $2.5 million in goodwill.

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

Common Stock Dividends

We paid cash dividends of $2.70 and $2.45 per share on common stock during the three months ended March 31, 2025 and 2024, respectively. On April 1, 2025, our Board of Directors declared a regular quarterly cash dividend of $3.00 per share on common stock that was paid on April 30, 2025 to shareholders of record as of April 15, 2025. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, prospects, and other factors deemed relevant by our Board of Directors.

Dividend Reinvestment Plan

On March 29, 2024, we implemented the Watsco, Inc. Dividend Reinvestment Plan (the “DRIP”), under which existing shareholders may, in accordance with the DRIP, acquire up to 300,000 shares of each of Common and Class B common stock, as applicable, by reinvesting all or a portion of the cash dividends paid on such shareholders’ shares of common stock. The DRIP has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975). During the quarter ended March 31, 2025, 13,942 shares of common stock were issued under the DRIP.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of common stock have been repurchased at a cost of $114.4 million since the inception of the program. At March 31, 2025, there were 1,129,087 shares remaining authorized for repurchase under the program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2024.

22 of 25

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
and
15d-15(f)
under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 9 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form
10-Q
under the caption “Litigation, Claims, and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form
10-Q.
ITEM 1A. RISK FACTORS
Information about risk factors for the quarter ended March 31, 2025 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On March 13, 2025, we issued 18,450 shares of our Common stock to our Profit Sharing Retirement Plan & Trust (the “Profit Sharing Plan”) representing the employer match under the Profit Sharing Plan for the plan year ended December 31, 2024, without registration. This issuance was exempt from registration under the Securities Act pursuant to Section 3(a)(2) thereof. The Profit Sharing Plan is a profit sharing retirement plan that is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Profit Sharing Plan are held in a single trust fund for the benefit of our employees, and the Profit Sharing Plan does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Profit Sharing Plan from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the Profit Sharing Plan as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.
On January 3, 2025, we issued 1,036 shares of Common stock to the seller in partial consideration for our acquisition of certain assets and assumption of certain liabilities of Lashley. See Note 5 to our condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Quarterly Report on Form
10-Q.
The shares issued to the seller have not been registered under the Securities Act and were offered by the Company in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act. Lashley represented to the Company that it was an “accredited investor” as defined in Rule 501(a) under the Securities Act and that it was acquiring the shares for investment and not with a view to the distribution thereof in violation of the Securities Act.
ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the Exchange Act or any
“non-Rule
10b5-1
trading arrangement”, as defined in Item 408 of Regulation
S-K.

23 of 25

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

10.1*	Twenty-sixth Amendment dated January 1, 2025 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1(bb) to the Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference).

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.
*	management contract or compensation plan or arrangement.

24 of 25

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 9, 2025	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

25 of 25