Form 10-Q
period 2025-06-30
WATSCO INC
filed 2025-08-08
CIK 105016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025
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
of the Exchange Act). Yes ☐ No ☒
The registrant’s common stock outstanding as of August 5, 2025 comprised (i) 34,902,826 shares of Common stock, $0.50 par value per share, excluding
4,066,963

treasury shares and (ii)
5,643,706
shares of Class B common stock, $0.50 par value per share.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 28

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME
(In thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$2,062,442	$2,139,328	$3,593,528	$3,704,319
Cost of sales	1,458,954	1,559,568	2,560,417	2,693,934

Gross profit	603,488	579,760	1,033,111	1,010,385
Selling, general and administrative expenses	339,001	319,029	661,582	628,577
Other income	7,382	8,072	12,528	13,532

Operating income	271,869	268,803	384,057	395,340
Interest income, net	2,329	4,913	7,746	7,383

Income before income taxes	274,198	273,716	391,803	402,723
Income taxes	57,430	59,065	80,495	83,810

Net income	216,768	214,651	311,308	318,913
Less: net income attributable to non-controlling interest	33,155	33,241	47,634	50,499

Net income attributable to Watsco, Inc.	$183,613	$181,410	$263,674	$268,414

Earnings per share for Common and Class B common stock (collectively “common stock”):
Basic	$4.53	$4.50	$6.52	$6.71

Diluted	$4.52	$4.49	$6.50	$6.69

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 2
8

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$216,768	$214,651	$311,308	$318,913
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	15,770	(3,336)	16,018	(11,336)

Comprehensive income	232,538	211,315	327,326	307,577
Less: comprehensive income attributable to non-controlling interest	38,567	32,205	53,130	47,002

Comprehensive income attributable to Watsco, Inc.	$193,971	$179,110	$274,196	$260,575

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 2
8

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$292,978	$526,271
Short-term cash investments	—	255,669
Accounts receivable, net	1,015,738	877,935
Inventories, net	1,952,842	1,385,436
Other current assets	38,160	34,670

Total current assets	3,299,718	3,079,981
Property and equipment, net	137,257	140,535
Operating lease right-of-use assets	425,940	419,138
Goodwill	466,167	451,858
Intangible assets, net	209,792	208,472
Investment in unconsolidated entity	177,862	168,611
Other assets	12,777	10,928

	$4,729,513	$4,479,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of lease liabilities	$115,417	$110,273
Accounts payable	678,114	490,879
Accrued expenses and other current liabilities	277,385	382,749

Total current liabilities	1,070,916	983,901

Long-term obligations:
Operating lease liabilities, net of current portion	324,601	321,715
Finance lease liabilities, net of current portion	14,068	15,475

Total long-term obligations	338,669	337,190

Deferred income taxes and other liabilities	98,109	94,194

Commitments and contingencies
Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	19,484	19,431
Class B common stock, $0.50 par value	2,813	2,789
Preferred stock, $0.50 par value	—	—
Paid-in capital	1,531,598	1,472,170
Accumulated other comprehensive loss, net of tax	(49,371)	(59,893)
Retained earnings	1,329,149	1,295,972
Treasury stock, at cost	(73,231)	(73,479)

Total Watsco, Inc. shareholders’ equity	2,760,442	2,656,990
Non-controlling interest	461,377	407,248

Total shareholders’ equity	3,221,819	3,064,238

	$4,729,513	$4,479,523

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 2
8

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2024	40,352,263	$22,220	$1,472,170	$(59,893)	$1,295,972	$(73,479)	$407,248	$3,064,238
Net income					80,061		14,479	94,540
Other comprehensive income				164			84	248
Issuances of restricted shares of common stock	52,503	26	(26)					—
Forfeitures of restricted shares of common stock	(4,000)	(2)	2					—
Common stock contribution to 401(k) plan	18,450	9	8,734					8,743
Stock issuances from exercise of stock options and employee stock purchase plan	43,568	22	11,027					11,049
Common stock issued for W.L. Lashley & Associates, Inc. (“Lashley”)	1,036	1	492					493
Investment in Lashley							999	999
Share-based compensation			9,879					9,879
Dividend reinvestment plan	13,942		6,541			167		6,708
Dividends declared and paid on common stock, $ 2.70 per share					(109,037)			(109,037)

Balance at March 31, 2025	40,477,762	22,276	1,508,819	(59,729)	1,266,996	(73,312)	422,810	3,087,860

Net income					183,613		33,155	216,768
Other comprehensive income				10,358			5,412	15,770
Issuances of restricted shares of common stock	14,500	7	(7)					—
Forfeitures of restricted shares of common stock	(3,000)	(2)	2					—
Stock issuances from exercise of stock options and employee stock purchase plan	17,000	8	4,104					4,112
Common stock issued for Southern Ice Equipment Distributors, Inc. (“SIE”)	7,400	4	3,409					3,413
Retirement of common stock	(2,232)	(1)	(1,066)					(1,067)
Share-based compensation			9,020					9,020
Dividend reinvestment plan	16,553	5	7,317			81		7,403
Dividends declared and paid on common stock, $3.00 per share					(121,460)			(121,460)

Balance at June 30, 2025	40,527,983	$22,297	$1,531,598	$(49,371)	$1,329,149	$(73,231)	$461,377	$3,221,819

Continued on next page.

6 of 28

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2023	39,441,280	$22,134	$1,153,459	$(42,331)	$1,183,207	$(86,630)	$386,351	$2,616,190
Net income					87,004		17,258	104,262
Other comprehensive (loss)				(5,539)			(2,461)	(8,000)
Issuances of restricted shares of common stock	87,660	44	(44)					—
Forfeitures of restricted shares of common stock	(12,064)	(6)	6					—
Common stock contribution to 401(k) plan	20,387	10	8,725					8,735
Stock issuances from exercise of stock options and employee stock purchase plan	53,029	27	10,719					10,746
Retirement of common stock	(1,425)	(1)	(564)					(565)
Net proceeds from the sale of Common stock	712,000		268,931			12,820		281,751
Common stock issued for Commercial Specialists, Inc. (“CSI”)	1,904	1	751					752
Share-based compensation			10,467					10,467
Dividends declared and paid on common stock, $2.45 per share					(96,765)			(96,765)

Balance at March 31, 2024	40,302,771	22,209	1,452,450	(47,870)	1,173,446	(73,810)	401,148	2,927,573

Net income					181,410		33,241	214,651
Other comprehensive (loss)				(2,300)			(1,036)	(3,336)
Issuances of restricted shares of common stock	10,000	5	(5)					—
Forfeitures of restricted shares of common stock	(5,750)	(3)	3					—
Stock issuances from exercise of stock options and employee stock purchase plan	36,754	18	8,140					8,158
Retirement of common stock	(5,279)	(2)	(2,442)					(2,444)
Share-based compensation			8,390					8,390
Dividend reinvestment plan	4		1			—		1
Dividends declared and paid on common stock, $2.70 per share					(108,803)			(108,803)

Balance at June 30, 2024	40,338,500	$22,227	$1,466,537	$(50,170)	$1,246,053	$(73,810)	$433,353	$3,044,190

7 of 28

WATSCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$311,308	$318,913
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	21,687	19,893
Share-based compensation	17,612	16,517
Non-cash contribution to 401(k) plan	8,743	8,735
Deferred income tax provision	3,344	3,568
Provision for doubtful accounts	704	1,569
(Gain) loss on sale of property and equipment	(47)	294
Other income from investment in unconsolidated entity	(12,528)	(13,532)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(131,119)	(203,962)
Inventories, net	(552,956)	(225,984)
Accounts payable and other liabilities	149,774	233,517
Other, net	(1,612)	1,913

Net cash (used in) provided by operating activities	(185,090)	161,441

Cash flows from investing activities:
Proceeds from (purchases of) short-term investments	255,669	(200,000)
Proceeds from sale of property and equipment	344	120
Capital expenditures	(14,378)	(12,262)
Business acquisitions, net of cash acquired	(19,383)	(5,173)

Net cash provided by (used in) investing activities	222,252	(217,315)

Cash flows from financing activities:
Dividends on common stock	(230,497)	(205,568)
Distributions to non-controlling interest	(69,829)	—
Net repayments of finance lease liabilities	(3,110)	(2,901)
Net repayments under revolving credit agreement	—	(15,400)
Repurchases of common stock to satisfy employee withholding tax obligations	—	(1,209)
Net proceeds from the sale of Common stock	—	281,784
Proceeds from non-controlling interest for investment in Lashley	999	—
Proceeds from issuances of Common stock under employee related plans	14,093	17,103
Proceeds from Dividend Reinvestment Plan	14,111	1

Net cash (used in) provided by financing activities	(274,233)	73,810

Effect of foreign exchange rate changes on cash and cash equivalents	3,778	(3,194)

Net (decrease) increase in cash and cash equivalents	(233,293)	14,742
Cash and cash equivalents at beginning of period	526,271	210,112

Cash and cash equivalents at end of period	$292,978	$224,854

Supplemental cash flow information:
Common stock issued for SIE	$3,413	$—
Common stock issued for Lashley	$493	$—
Common stock issued for CSI	$—	$752
See accompanying notes to condensed consolidated unaudited financial statements.

8 of 2
8

WATSCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2025
(In thousands, except share and per share data)

1.	BASIS OF PRESENTATION
Basis of Consolidation
Watsco, Inc. (collectively with its subsidiaries, “Watsco,” the “Company,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying June 30, 2025 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2024 Annual Report on Form
10-K.
The condensed consolidated unaudited financial statements include (i) the accounts of Watsco and its wholly owned subsidiaries, (ii) the accounts of five U.S. joint ventures and their subsidiaries with Carrier Global Corporation, which we refer to as Carrier, in which we have an 80% controlling interest and Carrier has a
20
%
non-controlling
interest, (iii) the accounts of a Canadian joint venture with Carrier, in which we have a
60
% controlling interest and Carrier has a
40
%
non-controlling
interest, and (iv) a 38.4% investment in Russell Sigler, Inc. (“RSI”), owned by one of the Carrier joint ventures that is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
The results of operations for the quarter and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to new construction throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.
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
8

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

2.	REVENUES
Disaggregation of Revenues
The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reportable segment:

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Primary Geographical Regions:
United States	$1,874,385	$1,926,499	$3,252,018	$3,325,185
Canada	93,707	95,697	170,120	175,495
Latin America and the Caribbean	94,350	117,132	171,390	203,639

	$2,062,442	$2,139,328	$3,593,528	$3,704,319

Major Product Lines:
HVAC equipment	68%	70%	68%	68%
Other HVAC products	28%	26%	28%	28%
Commercial refrigeration products	4%	4%	4%	4%

	100%	100%	100%	100%

3.	EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for our com mon
stock:

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$183,613	$181,410	$263,674	$268,414
Less: distributed and undistributed earnings allocated to restricted common stock	12,166	12,623	17,413	18,802

Earnings allocated to Watsco, Inc. shareholders	$171,447	$168,787	$246,261	$249,612

Weighted-average common shares outstanding - Basic	37,825,623	37,512,105	37,789,116	37,193,827
Basic earnings per share for common stock	$4.53	$4.50	$6.52	$6.71
Allocation of earnings for Basic:
Common stock	$156,301	$154,282	$224,485	$227,977
Class B common stock	15,146	14,505	21,776	21,635

	$171,447	$168,787	$246,261	$249,612

Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$183,613	$181,410	$263,674	$268,414
Less: distributed and undistributed earnings allocated to restricted common stock	12,159	12,608	17,409	18,788

Earnings allocated to Watsco, Inc. shareholders	$171,454	$168,802	$246,265	$249,626

Weighted-average common shares outstanding - Basic	37,825,623	37,512,105	37,789,116	37,193,827
Effect of dilutive stock options	73,807	115,532	87,354	119,766

Weighted-average common shares outstanding - Diluted	37,899,430	37,627,637	37,876,470	37,313,593

Diluted earnings per share for common stock	$4.52	$4.49	$6.50	$6.69

Anti-dilutive stock options not included above	42,628	25,421	25,060	27,455

10 of 28

Diluted earnings per share for our Common stock assumes the conversion of all our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At June 30, 2025 and 2024, our outstanding Class B common stock was convertible into 3,341,536 and 3,223,761 shares of our Common stock, respectively.

4.	OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency.
The change in accumulated other comprehensive loss, net of tax, was as follows:

Six Months Ended June 30,	2025	2024
Foreign currency translation adjustment:
Beginning balance	$(59,893)	$(42,331)
Current period other comprehensive income (loss)	10,522	(7,839)

Ending balance	$(49,371)	$(50,170)

5.	ACQUISITIONS
Southern Ice Equipment Distributors, Inc.
On May 1, 2025, one of our wholly owned subsidiaries acquired SIE, a distributor of food service and ice machine equipment, parts and supplies with annual sales of approximately $30,000 operating from seven locations in Arizona, Arkansas, Louisiana, Mississippi, New Mexico, and Texas. Consideration for the purchase consisted of $14,250 in cash and 7,400 shares of Common stock having a fair value of $3,413, net of cash acquired of $694. The preliminary purchase price resulted in the recognition of $7,832 in goodwill. The tax basis of such goodwill is deductible for income tax purposes over 15 years.
Hawkins HVAC Distributors, Inc.
On April 1, 2025, one of our wholly owned subsidiaries acquired Hawkins, a distributor of residential HVAC equipment and supplies with annual sales of approximately $9,000, operating from two locations in North Carolina and South Carolina. Consideration for the purchase consisted of $2,530 in cash, net of cash acquired of $366.
W.L. Lashley & Associates, Inc.
On January 3, 2025, Carrier Enterprise I acquired Lashley, a distributor of commercial HVAC supplies with annual sales of approximately $8,000, operating from one location in Houston, Texas. Consideration for the purchase consisted of $3,662 in cash, 1,036 shares of Common stock having a fair value of $493, and $838 for repayment of indebtedness, net of cash acquired of $
837
. Carrier contributed $
999
cash to Carrier Enterprise I in connection with the acquisition of Lashley. The preliminary purchase price resulted in the recognition of $3,064 in goodwill. The tax basis of such goodwill is deductible for income tax purposes over
15
years.
Commercial Specialists, Inc.
On February 1, 2024, one of our wholly owned subsidiaries acquired CSI, a distributor of HVAC products with annual sales of approximately $
13,000
, operating from
two
locations in Kentucky and Ohio. Consideration for the purchase consisted of $
6,037
in cash,
1,904
shares of Common stock having a fair value of $
752
, and $
562
for repayment of indebtedness, net of cash acquired of $
1,426
. The purchase price resulted in the recognition of $2,469 in goodwill. The tax basis of such goodwill is deductible for income tax purposes over
15
years.
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

11 of 2
8

Derivatives Not Designated as Hedging Instruments
We have entered into foreign currency forward and option contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. We had only one foreign currency exchange contract not designated as a hedging instrument at June 30, 2025, the total notional value of which was $13,200. Such contract expired in July 2025.
We recognized (losses) gains of $(590) and $1,743 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended June 30, 2025 and 2024, respectively. We recognized (losses) gains of $(743) and $1,596 from foreign currency forward and option contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the six months ended June 30, 2025 and 2024, respectively.

7.	FAIR VALUE MEASUREMENTS
The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at June 30, 2025 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Equity securities	Other assets	$1,714	$1,714	—	—
Private equity securities	Other assets	$2,906	—	—	$2,906
Liabilities:
Derivative financial instruments	Accrued expenses & other current liabilities	$51	—	$51	—

			Fair Value Measurements at December 31, 2024 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	Short-term cash investments	$255,669	—	$255,669	—
Derivative financial instruments	Other current assets	$6	—	$6	—
Equity securities	Other assets	$1,078	$1,078	—	—
Private equity securities	Other assets	$1,500	—	—	$1,500

The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:
Equity securities
– these investments are exchange-traded equity securities. Fair values for these investments are based on closing stock prices from active markets and are therefore classified within Level 1 of the fair value hierarchy.
Private equity securities
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
(File
No. 333-282975).

12 of 2
8

During the quarters ended June 30, 2025 and 2024, 16,553 and
4
 shares of our common stock, respectively, were issued under the DRIP. During the six months ended June 30, 2025 and 2024,
30,495
and
4

shares of our common stock, respectively, were issued under the DRIP.
At-the-Market
Offering Program
On August 6, 2021, we entered into a sales agreement with Robert W. Baird & Co. Inc. (“Baird”), which enabled the Company to issue and sell shares of Common stock in one or more negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, for a maximum aggregate offering amount of up to $
300,000
(the “2021 ATM Program”).
During the quarter ended March 31, 2024, we issued and sold
712,000
shares of Common stock under the 2021 ATM Program for net proceeds of $
281,784
. Direct costs of $
33
incurred in connection with the offering were charged against the proceeds from the sale of Common stock and reflected as a reduction of paid-in
capital. In aggregate, we issued and sold $
298,455
of Common stock under the 2021 ATM Program.
On May 3, 2024, we entered into an amended and restated sales agreement with Baird (the “2024 ATM Program”), which enables the further issuance and sale of Common stock for a maximum aggregate offering amount of up to $
400,000
. At June 30, 2025, $
400,000
was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program have been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form
S-3
(File
No. 333-282975).
Common Stock Dividends
We paid cash dividends of $
3.00
, $
2.70
, $
5.70
, and $
5.15
per share on common stock during the quarters and six months ended June 30, 2025 and 2024, respectively.
Restricted Stock
During the quarter and six months ended June 30, 2024, a total of
1,706
shares of Class B common stock with an aggregate fair market value of $
759
, and a total of
2,705
shares of Class B common stock with an aggregate fair market value of $
1,150
, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.
Exercise of Stock Options
Cash received from Common stock issued upon the exercise of stock options during the quarters and six months ended June 30, 2025 and 2024, was $
2,462
, $
5,912
, $
12,860
, and $
15,952
, respectively.
During the quarter and six months ended June 30, 2025,
2,232
shares of Common stock with an aggregate fair market value of $1,067 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery. During the quarter and six months ended June 30, 2024, 3,573 shares of Common stock with an aggregate fair market value of $1,685, and 3,999 shares of Common stock with an aggregate fair market value of $1,860, respectively, were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.
Employee Stock Purchase Plan
During the quarters ended June 30, 2025 and 2024, we received proceeds of $
582
and $
568
, respectively, for shares of our Common stock purchased under our employee stock purchase plan. During the six months ended June 30, 2025 and 2024, we received proceeds of $
1,233
and $
1,151
, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

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
Self-Insurance
Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers several factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its

13 of 2
8

assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $
5,450
and $
6,247
at June 30, 2025 and December 31, 2024, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

10.	RELATED PARTY TRANSACTIONS
Purchases from Carrier and its affiliates comprised
59
% and
66
% of all inventory purchases made during the quarters ended June 30, 2025 and 2024, respectively. Purchases from Carrier and its affiliates comprised 62% of all inventory purchases made during both the six months ended June 30, 2025 and 2024. At June 30, 2025 and December 31, 2024, approximately $
333,000
and $
204,000
, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2025 and 2024 included approximately $
6,000
, $
22,000
, $
25,000
, and $
40,000
, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length
basis in the ordinary course of business.
A member of our Board of Directors is a Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and six months ended June 30, 2025 and 2024, fees for services performed were $
87
, $
126
, $
109
and $
201
, respectively, and $
30
and $
32
was payable at June 30, 2025 and December 31, 2024, respectively.

11.	SEGMENT REPORTING
We have one operating and reporting segment: HVAC/R distribution. This sole line of business focuses exclusively on the distribution of air conditioning, heating, and refrigeration equ
ipment and related parts and supplies. Our single reportable segment entity is managed on a consolidated basis, with the CEO serving as the chief operating decision maker (the “CODM”). On a monthly basis, the CODM reviews financial information presented on a consolidated basis, as reported in the consolidated statements of income, and uses consolidated operating income and net income to assess performance and allocate resources.
Significant expenses within operating income and net income include cost of sales and selling, general and administrative expenses, which are each separately presented in the consolidated statements of income. Other segment items within net income include interest and income taxes. See Note 2 for revenues disaggregated by geographical regions and major product line.

12.	SUBSEQUENT EVENT
On July 4, 2025, the Act commonly referred to as the One Big Beautiful Bill was signed into law, which includes significant changes to federal tax law and other regulatory provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. In accordance with U.S. GAAP, we are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the estimated U.S. deferred tax assets and liabilities. While we do not expect any material impacts, we are currently evaluating the provisions of the new law and the potential impacts on our consolidated financial statements. Additional disclosures will be provided in future periods as the impact of the legislation is determined.

14 of 28

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” the “Company,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At June 30, 2025, we operated from 701 locations in 43 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

15 of 28

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

Tariffs

We continue to monitor macroeconomic conditions and recent U.S. trade policy announcements, which have implications for our supply chain. Many HVAC equipment and component manufacturers, including Carrier and Rheem, source component parts from China and Mexico or assemble significant portions of residential and light-commercial products in Mexico, exposing them to tariff and inflationary pressures. In response, our OEM partners and suppliers have implemented varied price actions. To mitigate these effects, we have taken pricing actions, leveraging our technology platforms to efficiently adapt to changing conditions. While the long-term impact of tariffs remain uncertain, we believe that our focus on the HVAC replacement market remains a stabilizing factor, given the essential role of these products in providing comfort and healthy environments for homeowners and businesses. However, if additional restrictions, amendments to existing trade agreements, such as the United States-Mexico-Canada Agreement, or further tariff increases on goods sourced from or assembled in Mexico and China, significantly raise our product costs, then we may need to increase our prices further, which could lead to reduced sales, customer loss, and potential harm to our business.

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

The American Innovation and Manufacturing Act of 2020 (the “AIM Act”) granted the U.S. Environmental Protection Agency the authority to regulate hydrofluorocarbon (“HFC”) refrigerants. Although HFCs were introduced as alternatives to ozone-depleting substances like chlorofluorocarbons and hydrochlorofluorocarbons, they are now recognized greenhouse gases that impact climate change due to their high global warming potential (“GWP”). Consequently, a required 85% phasedown of HFC production and consumption over a 15-year period commenced on January 1, 2022. Further regulations were introduced that (1) restrict the use of high-GWP refrigerants in the production of new HVAC systems after December 31, 2024 and (2) established a timeline over which the sales and installation of HVAC systems by distributors and contractors were permitted. The Company, in collaboration with its OEMs and in anticipation of the change, began to transition its inventory to the new lower-GWP HVAC systems (the “A2L Systems”) and phase-out of the higher GWP systems (the “410A Systems”). The regulations permit the sale and installation of matching 410A HVAC systems (i.e., outdoor and indoor components that are installed together) through December 31, 2025, after which only system components may be sold and installed thereafter without limitation or expiration. Currently, it cannot be determined to what degree we will sell through our 410A Systems over the remainder of 2025 or to what extent demand for 410A Systems components will continue beyond 2025. The Company is actively selling these products and will continue to evaluate and assess the ultimate realizability of inventory related to the 410A Systems.

We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Based on estimates validated by independent sources, we averted an estimated 24.5 million metric tons of CO2e emissions from January 1, 2020 to June 30, 2025 through the sale of replacement residential HVAC systems at higher-efficiency standards.

16 of 28

Federal Tax Credits

The U.S. Inflation Reduction Act of 2022 (the “IRA”) was intended, in part, to promote the replacement of existing systems in favor of high-efficiency heat pump systems that reduce greenhouse gas emissions, as compared to older systems, and thereby combat climate change. According to the DOE, heat pumps can reduce electricity use for heating by approximately 65% as compared to gas furnaces. Programs under the IRA include enhanced tax credits for homeowners who install qualifying HVAC equipment and tax deductions for owners of commercial buildings that are upgraded to achieve defined energy savings. The Act commonly referred to as the One Big Beautiful Bill, which was signed into law on July 4, 2025, eliminated the IRA’s previously enacted tax credits for HVAC systems, making such credits unavailable after December 31, 2025.

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

Our critical accounting estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025. We believe that there have been no significant changes during the quarter ended June 30, 2025 to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted, and to be adopted, accounting standards.

17 of 28

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and six months ended June 30, 2025 and 2024:

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.7	72.9	71.3	72.7

Gross profit	29.3	27.1	28.7	27.3
Selling, general and administrative expenses	16.4	14.9	18.4	17.0
Other income	0.4	0.4	0.3	0.4

Operating income	13.2	12.6	10.7	10.7
Interest income, net	0.1	0.2	0.2	0.2

Income before income taxes	13.3	12.8	10.9	10.9
Income taxes	2.8	2.8	2.2	2.3

Net income	10.5	10.0	8.7	8.6
Less: net income attributable to non-controlling interest	1.6	1.6	1.3	1.4

Net income attributable to Watsco, Inc.	8.9%	8.5%	7.3%	7.2%

Note: Due to rounding, percentages may not total 100.

The following narratives reflect our acquisitions of Southern Ice Equipment Distributors, Inc. (“SIE”) in May 2025, Hawkins HVAC Distributors, Inc. (“Hawkins”) in April 2025, W.L. Lashley & Associates, Inc. (“Lashley”) in January 2025, and Commercial Specialists, Inc. (“CSI”) in February 2024.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At June 30, 2025 and 2024, two and three locations, respectively, that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.

The table below summarizes the changes in our locations for the 12 months ended June 30, 2025:

Number of Locations
June 30, 2024	691
Opened	6
Closed	(7)

December 31, 2024	690
Opened	5
Acquired	10
Closed	(4)

June 30, 2025	701

Second Quarter of 2025 Compared to Second Quarter of 2024

Revenues

	Quarter Ended June 30,
(in millions)	2025	2024	Change
Revenues	$2,062.4	$2,139.3	$(76.9)	(4%)

The decrease in revenues for the second quarter of 2025 included $10.2 million attributable to new locations acquired and $7.5 million from other locations opened during the preceding 12 months, offset by $7.1 million from locations closed.

	Quarter Ended June 30,
(in millions)	2025	2024	Change
Same-store sales	$2,044.7	$2,132.2	$(87.5)	(4%)

18 of 28

The following table presents our revenues for the second quarter of 2025, as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales
	Quarter Ended June 30,
	2025	2024	% Change
HVAC equipment	68%	71%	(6%)
Other HVAC products	28%	25%	0%
Commercial refrigeration products	4%	4%	3%

HVAC equipment sales reflect a 7% decrease in residential products, which is composed of unitary compressor-bearing systems, furnaces, and other indoor components (6% decrease in U.S. markets and a 20% decrease in international markets), and a 5% decrease in sales of commercial HVAC equipment (5% decrease in U.S. markets and a 4% decrease in international markets). The majority component of residential unitary compressor-bearing systems represents “ducted” systems produced by a variety of OEMs. Sales of ducted residential compressor-bearing systems decreased 8% during the second quarter of 2025, reflecting a 16% decrease in unit volume and an 8% increase in average selling price. Domestic sales of residential unitary compressor-bearing systems decreased 8%, reflecting a 17% decrease in units and a 9% increase in average selling price. The lower unit volumes primarily resulted from temperate weather conditions, lower home building activity, and A2L product transition-related impacts on new system installations.

Gross Profit

	Quarter Ended June 30,
(in millions)	2025	2024	Change
Gross profit	$603.5	$579.8	$23.7	4%
Gross margin	29.3%	27.1%

Gross profit margin improved 220 basis-points primarily due the timing and extent of OEM pricing actions as well as margin increases across several product categories attributable to further scaling of our pricing technologies in 2025 as compared to the same period in 2024.

Selling, General and Administrative Expenses

	Quarter Ended June 30,
(in millions)	2025	2024	Change
Selling, general and administrative expenses	$339.0	$319.0	$20.0	6%
Selling, general and administrative expenses as a percentage of revenues	16.4%	14.9%

On a same-store basis, selling, general and administrative expenses increased 6% as compared to 2024, primarily due to increases in headcount, salaries, facilities, and transportation costs partially associated with the A2L product transition, as well as 10 new locations acquired in 2025.

Other Income

Other income of $7.4 million and $8.1 million for the second quarters of 2025 and 2024, respectively, represented our share of the net income of Russell Sigler, Inc. (“RSI”), in which we have a 38.4% equity interest.

Interest Income, Net

Interest income, net for the second quarter of 2025 decreased $2.6 million, or 53%, primarily due to lower cash and short-term cash investment balances on hand and lower interest earned on cash and cash equivalents for the 2025 period as compared to the same period in 2024.

Income Taxes

	Quarter Ended June 30,
(in millions)	2025	2024	Change
Income taxes	$57.4	$59.1	$(1.7)	(3%)
Effective income tax rate	23.7%	24.3%

Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier Global Corporation (“Carrier”), which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The decrease in the effective income tax rate was primarily due to higher tax credits in 2025 as compared to the same period in 2024.

19 of 28

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco, Inc. for the quarter ended June 30, 2025 increased $2.2 million, or 1%, compared to the same period in 2024.

First Half of 2025 Compared to First Half of 2024

Revenues

	Six Months Ended June 30,
(in millions)	2025	2024	Change
Revenues	$3,593.5	$3,704.3	$(110.8)	(3%)

The decrease in revenues for the first half of 2025 included $12.7 million attributable to new locations acquired and $13.4 million from other locations opened during the preceding 12 months, offset by $12.4 million from locations closed.

	Six Months Ended June 30,
(in millions)	2025	2024	Change
Same-store sales	$3,567.4	$3,691.9	$(124.5)	(3%)

The following table presents our revenues for the six months ended June 30, 2025 as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales
	Six Months Ended June 30,
	2025	2024	% Change
HVAC equipment	68%	70%	(4%)
Other HVAC products	28%	26%	(2%)
Commercial refrigeration products	4%	4%	(1%)

HVAC equipment sales reflect a 3% decrease in residential products, which is composed of unitary compressor-bearing systems, furnaces, and other indoor components (3% decrease in U.S. markets and a 13% decrease in international markets), and an 8% decrease in sales of commercial HVAC equipment (7% decrease in U.S. markets and a 9% decrease in international markets). The majority component of residential unitary compressor-bearing systems represents “ducted” systems produced by a variety of OEMs. Sales of ducted residential compressor-bearing systems decreased 5% during the first half of 2025, reflecting a 12% decrease in unit volume and a 7% increase in average selling price. Domestic sales of residential unitary compressor-bearing systems decreased 4%, reflecting an 11% decrease in units and a 7% increase in average selling price.

Gross Profit

	Six Months Ended June 30,
(in millions)	2025	2024	Change
Gross profit	$1,033.1	$1,010.4	$22.7	2%
Gross margin	28.7%	27.3%

Gross profit margin improved 140 basis-points primarily due to the impact of pricing and sales mix for HVAC equipment in 2025 as compared to the same period in 2024.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
(in millions)	2025	2024	Change
Selling, general and administrative expenses	$661.6	$628.6	$33.0	5%
Selling, general and administrative expenses as a percentage of revenues	18.4%	17.0%

20 of 28

On a same-store basis, selling, general and administrative expenses increased 5% as compared to the same period in 2024, primarily due to increases in headcount, salaries, and facilities costs.

Other Income

Other income of $12.5 million and $13.5 million for the first half of 2025 and 2024, respectively, represents our share of the net income of RSI, in which we have a 38.4% equity interest.

Interest Income, Net

Interest income, net for the first half of 2025 increased $0.4 million, or 5%, primarily due to greater interest earned on cash and short-term investments for the 2025 period as compared to the same period in 2024.

Income Taxes

	Six Months Ended June 30,
(in millions)	2025	2024	Change
Income taxes	$80.5	$83.8	$(3.3)	(4%)
Effective income tax rate	23.2%	23.5%

Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The decrease in the effective income tax rate was primarily due to higher tax credits combined with lower earnings in 2025 as compared to the same period in 2024.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco, Inc. for the first half of 2025 decreased $4.7 million, or 2%, compared to the same period in 2024.

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

As of June 30, 2025, we had $293.0 million of cash and cash equivalents, of which $94.8 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions.

21 of 28

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

Working Capital

Working capital increased to $2,228.8 million at June 30, 2025 from $2,096.1 million at December 31, 2024 due to: (i) higher inventory balances driven by the seasonal ramp-up in inventories in connection with our selling season and the A2L product transition; (ii) higher accounts receivable; and (iii) lower cash and short-term cash investments consistent with the change in inventory.

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2025 and 2024 (in millions):

	2025	2024	Change
Cash flows (used in) provided by operating activities	$(185.1)	$161.4	$(346.5)
Cash flows provided by (used in) investing activities	$222.3	$(217.3)	$439.6
Cash flows (used in) provided by financing activities	$(274.2)	$73.8	$(348.0)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash used in operating activities was higher primarily due to higher inventory balances driven by the seasonal ramp-up in inventories and new products related to the A2L product transition, and the timing of vendor payments, partially offset by a lower increase in accounts receivable in 2025 as compared to 2024.

Investing Activities

Net cash provided by investing activities increased primarily due to proceeds from certificates of deposit that matured in 2025.

Financing Activities

Net cash used in financing activities increased primarily due to $281.8 million in net proceeds received in March 2024 from the sale of Common stock under our 2021 ATM Program (as defined below), as well as distributions to the non-controlling interest in 2025.

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

At June 30, 2025 and December 31, 2024, there was no outstanding balance under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2025.

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

22 of 28

On May 3, 2024, we entered into an amended and restated sales agreement with Baird (the “2024 ATM Program”), which enables the further issuance and sale of Common stock for a maximum aggregate offering amount of up to $400.0 million. At June 30, 2025, $400.0 million was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program had been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975).

Investment in Unconsolidated Entity

Carrier Enterprise I, one of our joint ventures with Carrier, in which we have an 80% controlling interest, has a 38.4% ownership interest in RSI, an HVAC distributor operating from 36 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.

Carrier Enterprise I is a party to a shareholders’ agreement with RSI and its shareholders (the “RSI Shareholders’ Agreement”), consisting of five Sigler second generation family siblings and their affiliates, who collectively own 55.4% of RSI (the “RSI Majority Holders”) and certain next-generation Sigler family members and an employee, who collectively own 6.2% of RSI (the “RSI Minority Holders” and, together with the RSI Majority Holders, the “RSI Shareholders”). Pursuant to the RSI Shareholders’ Agreement, the RSI Shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on the higher of book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price for its 38.4% investment held in RSI. The RSI Shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from the RSI Shareholders the remaining outstanding shares of RSI common stock. At June 30, 2025, using the criteria set forth in the RSI Shareholders’ Agreement, the valuation of the RSI Shareholders’ RSI common stock was approximately $460.0 million.

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

Acquisitions

Southern Ice Equipment Distributors, Inc.

On May 1, 2025, one of our wholly owned subsidiaries acquired SIE, a distributor of food service and ice machine equipment, parts and supplies with annual sales of approximately $30.0 million operating from seven locations in Arizona, Arkansas, Louisiana, Mississippi, New Mexico, and Texas. Consideration for the purchase consisted of $14.3 million in cash and 7,400 shares of Common stock having a fair value of $3.4 million, net of cash acquired of $0.7 million. The preliminary purchase price resulted in the recognition of $7.8 million in goodwill.

Hawkins HVAC Distributors, Inc.

On April 1, 2025, one of our wholly owned subsidiaries acquired Hawkins, a distributor of commercial HVAC supplies with annual sales of approximately $9.0 million, operating from two locations in North Carolina and South Carolina. Consideration for the purchase consisted of $2.5 million in cash, net of cash acquired of $0.4 million.

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

23 of 28

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

Common Stock Dividends

We paid cash dividends of $5.70 and $5.15 per share on common stock during the six months ended June 30, 2025 and 2024, respectively. On July 1, 2025, our Board of Directors declared a regular quarterly cash dividend of $3.00 per share on common stock that was paid on July 31, 2025 to shareholders of record as of July 16, 2025. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, prospects, and other factors deemed relevant by our Board of Directors.

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

During the quarters ended June 30, 2025 and 2024, 16,553 and 4 shares of our common stock, respectively, were issued under the DRIP. During the six months ended June 30, 2025 and 2024, 30,495 and 4 shares of our common stock, respectively, were issued under the DRIP.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of common stock have been repurchased at a cost of $114.4 million since the inception of the program. At June 30, 2025, there were 1,129,087 shares remaining authorized for repurchase under the program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2024.

24 of 28

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
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Information about risk factors for the quarter ended June 30, 2025 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On May 1, 2025, we issued 7,400 shares of Common stock to the seller in partial consideration for our acquisition of certain assets and assumption of certain liabilities of SIE. See Note 5 to our condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Quarterly Report on Form
10-Q.
The shares issued to the seller have not been registered under the Securities Act and were offered by the Company in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act. SIE represented to the Company that it was an “accredited investor” as defined in Rule 501(a) under the Securities Act and that it was acquiring the shares for investment and not with a view to the distribution thereof in violation of the Securities Act.
ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the Exchange Act or any
“non-Rule
10b5-1
trading arrangement”, as defined in Item 408 of Regulation
S-K.

26 of 28

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

31.1 #	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 #	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer, Executive Vice President, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document.

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

#	filed herewith.
+	furnished herewith.

27 of 28

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: August 8, 2025	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

28 of 28