Form 10-Q
period 2025-09-30
WATSCO INC
filed 2025-11-07
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to .

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

The registrant’s common stock outstanding as of November 4, 2025 comprised (i) 34,923,800 shares of Common stock, $0.50 par value per share, excluding 4,066,949 treasury shares and (ii) 5,634,620 shares of Class B common stock, $0.50 par value per share.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 28

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$2,067,005	$2,160,036	$5,660,533	$5,864,355
Cost of sales	1,498,090	1,593,792	4,058,507	4,287,726
Gross profit	568,915	566,244	1,602,026	1,576,629
Selling, general and administrative expenses	343,655	326,373	1,005,237	954,950
Other income	9,502	10,376	22,030	23,908
Operating income	234,762	250,247	618,819	645,587
Interest income, net	3,733	6,773	11,479	14,156
Income before income taxes	238,495	257,020	630,298	659,743
Income taxes	49,265	55,373	129,760	139,183
Net income	189,230	201,647	500,538	520,560
Less: net income attributable to non-controlling interest	27,655	30,616	75,289	81,115
Net income attributable to Watsco, Inc.	$161,575	$171,031	$425,249	$439,445
Earnings per share for Common and Class B common stock (collectively “common stock”):
Basic	$3.98	$4.24	$10.50	$10.95
Diluted	$3.98	$4.22	$10.48	$10.92

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 28

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$189,230	$201,647	$500,538	$520,560
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(6,366)	4,809	9,652	(6,527)
Comprehensive income	182,864	206,456	510,190	514,033
Less: comprehensive income attributable to non-controlling interest	25,448	32,143	78,578	79,145
Comprehensive income attributable to Watsco, Inc.	$157,416	$174,313	$431,612	$434,888

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 28

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$324,348	$526,271
Short-term cash investments	200,000	255,669
Accounts receivable, net	941,883	877,935
Inventories, net	1,601,786	1,385,436
Other current assets	47,950	34,670
Total current assets	3,115,967	3,079,981

Property and equipment, net	135,450	140,535
Operating lease right-of-use assets	430,385	419,138
Goodwill	465,063	451,858
Intangible assets, net	206,990	208,472
Investment in unconsolidated entity	187,364	168,611
Other assets	13,481	10,928
	$4,554,700	$4,479,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of lease liabilities	$116,696	$110,273
Accounts payable	411,412	490,879
Accrued expenses and other current liabilities	284,036	382,749
Total current liabilities	812,144	983,901

Long-term obligations:
Operating lease liabilities, net of current portion	328,194	321,715
Finance lease liabilities, net of current portion	12,618	15,475
Total long-term obligations	340,812	337,190
Deferred income taxes and other liabilities	100,117	94,194

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	19,496	19,431
Class B common stock, $0.50 par value	2,817	2,789
Preferred stock, $0.50 par value	—	—
Paid-in capital	1,550,113	1,472,170
Accumulated other comprehensive loss, net of tax	(53,530)	(59,893)
Retained earnings	1,369,136	1,295,972
Treasury stock, at cost	(73,230)	(73,479)
Total Watsco, Inc. shareholders’ equity	2,814,802	2,656,990
Non-controlling interest	486,825	407,248
Total shareholders’ equity	3,301,627	3,064,238
	$4,554,700	$4,479,523

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 28

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2024	40,352,263	$22,220	$1,472,170	$(59,893)	$1,295,972	$(73,479)	$407,248	$3,064,238
Net income					80,061		14,479	94,540
Other comprehensive income				164			84	248
Issuances of restricted shares of common stock	52,503	26	(26)					—
Forfeitures of restricted shares of common stock	(4,000)	(2)	2					—
Common stock contribution to 401(k) plan	18,450	9	8,734					8,743
Stock issuances from exercise of stock options and employee stock purchase plan	43,568	22	11,027					11,049
Common stock issued for W.L. Lashley & Associates, Inc. (“Lashley”)	1,036	1	492					493
Investment in Lashley							999	999
Share-based compensation			9,879					9,879
Dividend reinvestment plan	13,942		6,541			167		6,708
Dividends declared and paid on common stock, $2.70 per share					(109,037)			(109,037)
Balance at March 31, 2025	40,477,762	22,276	1,508,819	(59,729)	1,266,996	(73,312)	422,810	3,087,860
Net income					183,613		33,155	216,768
Other comprehensive income				10,358			5,412	15,770
Issuances of restricted shares of common stock	14,500	7	(7)					—
Forfeitures of restricted shares of common stock	(3,000)	(2)	2					—
Stock issuances from exercise of stock options and employee stock purchase plan	17,000	8	4,104					4,112
Common stock issued for Southern Ice Equipment Distributors, Inc. (“SIE”)	7,400	4	3,409					3,413
Retirement of common stock	(2,232)	(1)	(1,066)					(1,067)
Share-based compensation			9,020					9,020
Dividend reinvestment plan	16,553	5	7,317			81		7,403
Dividends declared and paid on common stock, $3.00 per share					(121,460)			(121,460)
Balance at June 30, 2025	40,527,983	22,297	1,531,598	(49,371)	1,329,149	(73,231)	461,377	3,221,819
Net income					161,575		27,655	189,230
Other comprehensive (loss)				(4,159)			(2,207)	(6,366)
Issuances of restricted shares of common stock	2,000	1	(1)					—
Forfeitures of restricted shares of common stock	(500)	—	—					—
Stock issuances from exercise of stock options and employee stock purchase plan	20,935	10	5,558					5,568
Retirement of common stock	(9,086)	(4)	(3,653)					(3,657)
Share-based compensation			9,071					9,071
Dividend reinvestment plan	17,256	9	7,540			1		7,550
Dividends declared and paid on common stock, $3.00 per share					(121,588)			(121,588)
Balance at September 30, 2025	40,558,588	$22,313	$1,550,113	$(53,530)	$1,369,136	$(73,230)	$486,825	$3,301,627

Continued on next page.

6 of 28

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2023	39,441,280	$22,134	$1,153,459	$(42,331)	$1,183,207	$(86,630)	$386,351	$2,616,190
Net income					87,004		17,258	104,262
Other comprehensive (loss)				(5,539)			(2,461)	(8,000)
Issuances of restricted shares of common stock	87,660	44	(44)					—
Forfeitures of restricted shares of common stock	(12,064)	(6)	6					—
Common stock contribution to 401(k) plan	20,387	10	8,725					8,735
Stock issuances from exercise of stock options and employee stock purchase plan	53,029	27	10,719					10,746
Retirement of common stock	(1,425)	(1)	(564)					(565)
Net proceeds from the sale of Common stock	712,000		268,931			12,820		281,751
Common stock issued for Commercial Specialists, Inc. (“CSI”)	1,904	1	751					752
Share-based compensation			10,467					10,467
Dividends declared and paid on common stock, $2.45 per share					(96,765)			(96,765)
Balance at March 31, 2024	40,302,771	22,209	1,452,450	(47,870)	1,173,446	(73,810)	401,148	2,927,573
Net income					181,410		33,241	214,651
Other comprehensive (loss)				(2,300)			(1,036)	(3,336)
Issuances of restricted shares of common stock	10,000	5	(5)					—
Forfeitures of restricted shares of common stock	(5,750)	(3)	3					—
Stock issuances from exercise of stock options and employee stock purchase plan	36,754	18	8,140					8,158
Retirement of common stock	(5,279)	(2)	(2,442)					(2,444)
Share-based compensation			8,390					8,390
Dividend reinvestment plan	4		1			—		1
Dividends declared and paid on common stock, $2.70 per share					(108,803)			(108,803)
Balance at June 30, 2024	40,338,500	22,227	1,466,537	(50,170)	1,246,053	(73,810)	433,353	3,044,190
Net income					171,031		30,616	201,647
Other comprehensive income				3,282			1,527	4,809
Issuances of restricted shares of common stock	8,500	4	(4)					—
Stock issuances from exercise of stock options and employee stock purchase plan	24,826	12	6,669					6,681
Retirement of common stock	(3,454)	(1)	(1,637)					(1,638)
Share-based compensation			8,546					8,546
Dividend reinvestment plan	13,394		6,393			161		6,554
Dividends declared and paid on common stock, $2.70 per share					(108,918)			(108,918)
Balance at September 30, 2024	40,381,766	$22,242	$1,486,504	$(46,888)	$1,308,166	$(73,649)	$465,496	$3,161,871

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 28

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$500,538	$520,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,680	30,331
Share-based compensation	26,683	25,063
Non-cash contribution to 401(k) plan	8,743	8,735
Deferred income tax provision	5,589	5,978
Provision for doubtful accounts	2,550	608
Loss on sale of property and equipment	50	575
Other income from investment in unconsolidated entity	(22,030)	(23,908)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(60,234)	(145,071)
Inventories, net	(204,479)	(248,202)
Accounts payable and other liabilities	(108,318)	218,882
Other, net	(11,925)	654
Net cash provided by operating activities	169,847	394,205
Cash flows from investing activities:
Proceeds from maturities of short-term cash investments	255,669	—
Proceeds from sale of property and equipment	370	181
Business acquisitions, net of cash acquired	(19,303)	(5,173)
Capital expenditures	(23,257)	(22,058)
Purchases of short-term cash investments	(200,000)	(255,669)
Net cash provided by (used in) investing activities	13,479	(282,719)
Cash flows from financing activities:
Dividends on common stock	(352,085)	(314,486)
Distributions to non-controlling interest	(69,829)	—
Net repayments of finance lease liabilities	(4,554)	(4,449)
Repurchases of common stock to satisfy employee withholding tax obligations	(3,657)	(2,847)
Net repayments under revolving credit agreement	—	(15,400)
Net proceeds from the sale of Common stock	—	281,784
Proceeds from non-controlling interest for investment in Lashley	999	—
Proceeds from issuances of Common stock under employee related plans	19,662	23,782
Proceeds from Dividend Reinvestment Plan	21,661	6,555
Net cash used in financing activities	(387,803)	(25,061)
Effect of foreign exchange rate changes on cash and cash equivalents	2,554	(2,183)
Net (decrease) increase in cash and cash equivalents	(201,923)	84,242
Cash and cash equivalents at beginning of period	526,271	210,112
Cash and cash equivalents at end of period	$324,348	$294,354
Supplemental cash flow information:
Common stock issued for SIE	$3,413	—
Common stock issued for Lashley	$493	—
Common stock issued for CSI	—	$752

See accompanying notes to condensed consolidated unaudited financial statements.

8 of 28

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2025

(In thousands, except share and per share data)

1.
BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. (collectively with its subsidiaries, “Watsco,” the “Company,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying September 30, 2025 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2024 Annual Report on Form 10-K.

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

The results of operations for the quarter and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to new construction throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.

Short-Term Cash Investments

Short-term cash investments consist of certificates of deposit.

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

Measurement of Credit Losses

In July 2025, the FASB issued amended guidance to provide the option to elect a practical expedient for the application of the expected credit loss model. Under this practical expedient, an entity can assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. This amendment is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Internal Use Software

In September 2025, the FASB issued updated guidance on the accounting for internal use software costs. The updated guidance removes all references to project stages to be neutral to different software development methods and clarifies the threshold entities apply to begin capitalizing costs. This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

2.
REVENUES

Disaggregation of Revenues

The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reportable segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Primary Geographical Regions:
United States	$1,888,362	$1,954,991	$5,140,380	$5,280,176
Canada	87,814	96,604	257,934	272,099
Latin America and the Caribbean	90,829	108,441	262,219	312,080
	$2,067,005	$2,160,036	$5,660,533	$5,864,355
Major Product Lines:
HVAC equipment	67%	70%	67%	69%
Other HVAC products	29%	26%	29%	27%
Commercial refrigeration products	4%	4%	4%	4%
	100%	100%	100%	100%

10 of 28

3.
EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for our common stock:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$161,575	$171,031	$425,249	$439,445
Less: distributed and undistributed earnings allocated to restricted common stock	10,707	11,899	28,118	30,708
Earnings allocated to Watsco, Inc. shareholders	$150,868	$159,132	$397,131	$408,737
Weighted-average common shares outstanding - Basic	37,860,987	37,552,000	37,813,336	37,314,089
Basic earnings per share for common stock	$3.98	$4.24	$10.50	$10.95
Allocation of earnings for Basic:
Common stock	$137,431	$145,413	$361,717	$373,273
Class B common stock	13,437	13,719	35,414	35,464
	$150,868	$159,132	$397,131	$408,737
Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$161,575	$171,031	$425,249	$439,445
Less: distributed and undistributed earnings allocated to restricted common stock	10,703	11,886	28,109	30,682
Earnings allocated to Watsco, Inc. shareholders	$150,872	$159,145	$397,140	$408,763
Weighted-average common shares outstanding - Basic	37,860,987	37,552,000	37,813,336	37,314,089
Effect of dilutive stock options	57,405	119,752	77,261	119,761
Weighted-average common shares outstanding - Diluted	37,918,392	37,671,752	37,890,597	37,433,850
Diluted earnings per share for common stock	$3.98	$4.22	$10.48	$10.92
Anti-dilutive stock options not included above	52,921	16,519	38,623	28,274

Diluted earnings per share for our Common stock assumes the conversion of all our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At September 30, 2025 and 2024, our outstanding Class B common stock was convertible into 3,372,031 and 3,237,527 shares of our Common stock, respectively.

4.
OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency.

The change in accumulated other comprehensive loss, net of tax, was as follows:

Nine Months Ended September 30,	2025	2024
Foreign currency translation adjustment:
Beginning balance	$(59,893)	$(42,331)
Current period other comprehensive income (loss)	6,363	(4,557)
Ending balance	$(53,530)	$(46,888)

11 of 28

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

Hawkins HVAC Distributors, Inc.

On April 1, 2025, one of our wholly owned subsidiaries acquired Hawkins, a distributor of residential HVAC equipment and supplies with annual sales of approximately $9,000, operating from two locations in North Carolina and South Carolina. Consideration for the purchase consisted of $2,452 in cash, net of cash acquired of $368. The preliminary purchase price resulted in the recognition of $269 in goodwill. The tax basis of such goodwill is deductible for income tax purposes over 15 years.

W.L. Lashley & Associates, Inc.

On January 3, 2025, Carrier Enterprise I, one of our joint ventures with Carrier, in which we have an 80% controlling interest, acquired Lashley, a distributor of commercial HVAC supplies with annual sales of approximately $8,000, operating from one location in Houston, Texas. Consideration for the purchase consisted of $3,662 in cash, 1,036 shares of Common stock having a fair value of $493, and $838 for repayment of indebtedness, net of cash acquired of $837. Carrier contributed $999 cash to Carrier Enterprise I in connection with the acquisition of Lashley. The preliminary purchase price resulted in the recognition of $3,064 in goodwill. The tax basis of such goodwill is deductible for income tax purposes over 15 years.

Commercial Specialists, Inc.

On February 1, 2024, one of our wholly owned subsidiaries acquired CSI, a distributor of HVAC products with annual sales of approximately $13,000, operating from two locations in Kentucky and Ohio. Consideration for the purchase consisted of $6,037 in cash, 1,904 shares of Common stock having a fair value of $752, and $562 for repayment of indebtedness, net of cash acquired of $1,426. The purchase price resulted in the recognition of $2,469 in goodwill. The tax basis of such goodwill is deductible for income tax purposes over 15 years.

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

Derivatives Not Designated as Hedging Instruments

We have entered into foreign currency forward contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. We had only one foreign currency forward contract not designated as a hedging instrument at September 30, 2025, the total notional value of which was $11,300. Such contract expired in October 2025.

We recognized (losses) gains of $(517) and $1,312 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended September 30, 2025 and 2024, respectively. We recognized (losses) gains of $(1,260) and $2,908 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the nine months ended September 30, 2025 and 2024, respectively.

12 of 28

7.
FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at September 30, 2025 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	Short-term cash investments	$200,000	—	$200,000	—
Equity securities	Other assets	$2,065	$2,065	—	—
Private equity securities	Other assets	$2,906	—	—	$2,906
Liabilities:
Derivative financial instruments	Accrued expenses & other current liabilities	$15	—	$15	—

			Fair Value Measurements at December 31, 2024 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	Short-term cash investments	$255,669	—	$255,669	—
Derivative financial instruments	Other current assets	$6	—	$6	—
Equity securities	Other assets	$1,078	$1,078	—	—
Private equity securities	Other assets	$1,500	—	—	$1,500

The following is a description of the valuation techniques used for these assets and liabilities, as well as the level of input used to measure fair value:

Certificates of deposit – these investments consist of certificates of deposit with varying maturities. We classify these investments within Level 2 of the valuation hierarchy because fair value is based on indirectly observable market inputs.

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

8.
SHAREHOLDERS’ EQUITY

Dividend Reinvestment Plan

On March 29, 2024, we implemented the Watsco, Inc. Dividend Reinvestment Plan (the “DRIP”), under which existing shareholders may, in accordance with the DRIP, acquire up to an aggregate of 300,000 shares of each of Common and Class B common stock, as applicable, by reinvesting all or a portion of the cash dividends paid on such shareholders’ shares of common stock. The DRIP has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975).

During the quarters ended September 30, 2025 and 2024, 17,256 and 13,394 shares of our common stock, respectively, were issued under the DRIP. During the nine months ended September 30, 2025 and 2024, 47,751 and 13,398 shares of our common stock, respectively, were issued under the DRIP.

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

13 of 28

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

On May 3, 2024, we entered into an amended and restated sales agreement with Baird (the “2024 ATM Program”), which enables the further issuance and sale of Common stock for a maximum aggregate offering amount of up to $400,000. At September 30, 2025, $400,000 was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program have been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975).

Common Stock Dividends

We paid cash dividends of $3.00, $2.70, $8.70, and $7.85 per share on common stock during the quarters and nine months ended September 30, 2025 and 2024, respectively.

Restricted Stock

During the quarter and nine months ended September 30, 2025, a total of 9,086 shares of Class B common stock with an aggregate fair market value of $3,657 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery. During the quarter and nine months ended September 30, 2024, a total of 3,454 shares of common stock with an aggregate fair market value of $1,638, and a total of 6,159 shares of common stock with an aggregate fair market value of $2,787, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.

Exercise of Stock Options

Cash received from Common stock issued upon the exercise of stock options during the quarters and nine months ended September 30, 2025 and 2024, was $4,903, $6,097, $17,763, and $22,049, respectively.

During the nine months ended September 30, 2025, 2,232 shares of Common stock with an aggregate fair market value of $1,067 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery. During the nine months ended September 30, 2024, 3,999 shares of Common stock with an aggregate fair market value of $1,860 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended September 30, 2025 and 2024, we received proceeds of $666 and $583, respectively, for shares of our Common stock purchased under our employee stock purchase plan. During the nine months ended September 30, 2025 and 2024, we received proceeds of $1,899 and $1,734, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

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

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers several factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $5,738 and $6,247 at September 30, 2025 and December 31, 2024, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

14 of 28

10.
RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 61% of all inventory purchases made during both the quarters ended September 30, 2025 and 2024. Purchases from Carrier and its affiliates comprised 61% and 62% of all inventory purchases made during the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, approximately $108,000 and $204,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2025 and 2024 included approximately $42,000, $24,000, $67,000, and $64,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length basis in the ordinary course of business.

A member of our Board of Directors is a Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and nine months ended September 30, 2025 and 2024, fees for services performed were $12, $28, $121, and $229, respectively, and $23 and $32 was payable at September 30, 2025 and December 31, 2024, respectively.

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

16 of 28

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” the “Company,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At September 30, 2025, we operated from 698 locations in 43 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

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

Tariffs

We continue to monitor macroeconomic conditions and recent U.S. trade policy announcements, which have implications for our supply chain. Many HVAC equipment and component manufacturers, including Carrier and Rheem, source component parts from China and Mexico or assemble significant portions of residential and light-commercial products in Mexico, exposing them to tariff and inflationary pressures. In response, our OEM partners and suppliers have implemented varied price actions. To mitigate these effects, we have taken pricing actions, leveraging our technology platforms to efficiently adapt to changing conditions. While the long-term impact of tariffs remains uncertain, we believe that our focus on the HVAC replacement market remains a stabilizing factor, given the essential role of these products in providing comfort and healthy environments for homeowners and businesses. However, if additional restrictions, amendments to existing trade agreements, such as the United States-Mexico-Canada Agreement, or further tariff increases on goods sourced from or assembled in Mexico and China, significantly raise our product costs, then we may need to increase our prices further, which could lead to reduced sales, customer loss, and potential harm to our business.

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

The American Innovation and Manufacturing Act of 2020 granted the U.S. Environmental Protection Agency (the “EPA”) the authority to regulate hydrofluorocarbon (“HFC”) refrigerants. Although HFCs were introduced as alternatives to ozone-depleting substances like chlorofluorocarbons and hydrochlorofluorocarbons, they are now recognized greenhouse gases that impact climate change due to their high global warming potential (“GWP”). Consequently, a required 85% phasedown of HFC production and consumption over a 15-year period commenced on January 1, 2022. Further regulations were introduced that (1) restrict the use of high-GWP refrigerants in the production of new HVAC systems after December 31, 2024 and (2) established a timeline over which the sales and installation of HVAC

17 of 28

systems by distributors and contractors were permitted. The Company, in collaboration with its OEMs and in anticipation of the change, began to transition its inventory to the new lower-GWP HVAC systems (the “A2L Systems”) and phase-out the higher GWP systems (the “410A Systems”). The regulations permit the sale and installation of matching 410A HVAC systems (i.e., outdoor and indoor components that are installed together) through December 31, 2025, after which only system components may be sold and installed thereafter without limitation or expiration. Currently, it cannot be determined to what degree we will sell through our 410A Systems over the remainder of 2025 or to what extent demand for 410A Systems components will continue beyond 2025. The Company is actively selling these products and will continue to evaluate and assess the ultimate realizability of inventory related to the 410A Systems. On October 3, 2025, the EPA proposed changes to this regulation that would eliminate or extend the December 31, 2025 deadline and allow the continued sale and installation of complete 410A Systems beyond that date.

We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Based on estimates validated by independent sources, we averted an estimated 25.3 million metric tons of CO2e emissions from January 1, 2020 to September 30, 2025 through the sale of replacement residential HVAC systems at higher-efficiency standards.

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

Our critical accounting estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 28, 2025. We believe that there have been no significant changes during the quarter ended September 30, 2025 to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted, and to be adopted, accounting standards.

18 of 28

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and nine months ended September 30, 2025 and 2024:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.5	73.8	71.7	73.1
Gross profit	27.5	26.2	28.3	26.9
Selling, general and administrative expenses	16.6	15.1	17.8	16.3
Other income	0.5	0.5	0.4	0.4
Operating income	11.4	11.6	10.9	11.0
Interest income, net	0.2	0.3	0.2	0.2
Income before income taxes	11.5	11.9	11.1	11.3
Income taxes	2.4	2.6	2.3	2.4
Net income	9.2	9.3	8.8	8.9
Less: net income attributable to non-controlling interest	1.3	1.4	1.3	1.4
Net income attributable to Watsco, Inc.	7.8%	7.9%	7.5%	7.5%

Note: Due to rounding, percentages may not total 100.

The following narratives reflect our acquisitions of Southern Ice Equipment Distributors, Inc. (“SIE”) in May 2025, Hawkins HVAC Distributors, Inc. (“Hawkins”) in April 2025, W.L. Lashley & Associates, Inc. (“Lashley”) in January 2025, and Commercial Specialists, Inc. (“CSI”) in February 2024. We did not acquire any businesses during the quarter ended September 30, 2025.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or locations opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At both September 30, 2025 and 2024, three locations that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.

The table below summarizes the changes in our locations for the 12 months ended September 30, 2025:

Number of Locations
September 30, 2024	689
Opened	2
Closed	(1)
December 31, 2024	690
Opened	7
Acquired	10
Closed	(9)
September 30, 2025	698

Third Quarter of 2025 Compared to Third Quarter of 2024

Revenues

	Quarter Ended September 30,
(in millions)	2025	2024	Change
Revenues	$2,067.0	$2,160.0	$(93.0)	(4)%

The decrease in revenues for the third quarter of 2025 included $12.6 million attributable to new locations acquired and $6.4 million from other locations opened during the preceding 12 months, offset by $5.1 million from locations closed.

	Quarter Ended September 30,
(in millions)	2025	2024	Change
Same-store sales	$2,048.0	$2,154.9	$(106.9)	(5)%

19 of 28

The following table presents our revenues for the third quarter of 2025, as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales Quarter Ended September 30,
	2025	2024	Change
HVAC equipment	67%	70%	(7)%
Other HVAC products	29%	26%	2%
Commercial refrigeration products	4%	4%	4%

HVAC equipment sales comprise various products including, but not limited to, residential ducted and ductless systems, furnaces, and other indoor components, as well as commercial HVAC systems. Within HVAC equipment, sales of residential products declined 8% (reflecting a 7% decrease in U.S. markets and a 22% decrease in international markets) and sales of commercial products decreased 3% (reflecting a 2% decrease in U.S. markets and a 9% decrease in international markets). The largest component of residential sales are ducted compressor-bearing systems produced by a variety of OEMs. Sales of ducted residential compressor-bearing systems decreased 11% during the third quarter of 2025, reflecting a 20% decrease in unit volume and a 9% increase in average selling price. The lower unit volumes primarily resulted from temperate weather conditions during our summer selling season, lower home building activity, reduced consumer confidence leading to fewer system replacements and upgrades, as well as A2L product transition-related impacts on new system installations.

Gross Profit

	Quarter Ended September 30,
(in millions)	2025	2024	Change
Gross profit	$568.9	$566.2	$2.7	0%
Gross margin	27.5%	26.2%

Gross profit margin improved 130 basis-points primarily due to the timing and extent of OEM pricing actions and generally improved selling margins across a number of product lines.

Selling, General and Administrative Expenses

	Quarter Ended September 30,
(in millions)	2025	2024	Change
Selling, general and administrative expenses	$343.7	$326.4	$17.3	5%
Selling, general and administrative expenses as a percentage of revenues	16.6%	15.1%

On a same-store basis, selling, general and administrative expenses increased 5% as compared to 2024, primarily due to increases in salaries, health and wellness benefits, technology investments, and facilities costs.

Other Income

Other income of $9.5 million and $10.4 million for the third quarter of 2025 and 2024, respectively, represented our share of the net income of Russell Sigler, Inc. (“RSI”), in which Carrier Enterprise I has a 38.4% equity interest. Carrier Enterprise I is one of our joint ventures with Carrier, in which we have an 80% controlling interest (“Carrier Enterprise I”).

Interest Income, Net

Interest income, net for the third quarter of 2025 decreased $3.0 million, or 45%, primarily due to lower cash and short-term cash investment balances on hand and lower interest earned on cash and cash equivalents for the 2025 period as compared to the same period in 2024.

Income Taxes

	Quarter Ended September 30,
(in millions)	2025	2024	Change
Income taxes	$49.3	$55.4	$(6.1)	(11)%
Effective income tax rate	23.2%	24.3%

20 of 28

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

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco, Inc. for the quarter ended September 30, 2025 decreased $9.5 million, or 6%, compared to the same period in 2024. The decrease was primarily driven by higher selling, general and administrative expenses and lower interest income, partially offset by higher gross profit, lower income taxes, and lower net income attributable to the non-controlling interest.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenues

	Nine Months Ended September 30,
(in millions)	2025	2024	Change
Revenues	$5,660.5	$5,864.4	$(203.9)	(3)%

The decrease in revenues for the nine months ended 2025 included $25.3 million attributable to new locations acquired and $19.8 million from other locations opened during the preceding 12 months, offset by $17.5 million from locations closed.

	Nine Months Ended September 30,
(in millions)	2025	2024	Change
Same-store sales	$5,615.3	$5,846.8	$(231.5)	(4)%

The following table presents our revenues for the nine months ended September 30, 2025 as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales Nine Months Ended September 30,
	2025	2024	Change
HVAC equipment	67%	69%	(5)%
Other HVAC products	29%	27%	0%
Commercial refrigeration products	4%	4%	(2)%

HVAC equipment sales comprise various products including, but not limited to, residential ducted and ductless systems, furnaces, and other indoor components, as well as commercial HVAC systems. Within HVAC equipment, sales of residential products declined 5% (reflecting a 4% decrease in U.S. markets and a 16% decrease in international markets) and sales of commercial products decreased 6% (reflecting a 5% decrease in U.S. markets and a 9% decrease in international markets). The largest component of residential sales are ducted compressor-bearing systems produced by a variety of OEMs. Sales of ducted residential compressor-bearing systems decreased 7% during the nine months ended September 30, 2025, reflecting a 15% decrease in unit volume and an 8% increase in average selling price. The lower unit volumes primarily resulted from temperate weather conditions during our summer selling season, lower home building activity, reduced consumer confidence leading to fewer system replacements and upgrades, as well as A2L product transition-related impacts on new system installations.

Gross Profit

	Nine Months Ended September 30,
(in millions)	2025	2024	Change
Gross profit	$1,602.0	$1,576.6	$25.4	2%
Gross margin	28.3%	26.9%

Gross profit margin improved 140 basis-points primarily due to the impact of pricing and sales mix for HVAC equipment in 2025 as compared to the same period in 2024.

21 of 28

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
(in millions)	2025	2024	Change
Selling, general and administrative expenses	$1,005.2	$955.0	$50.2	5%
Selling, general and administrative expenses as a percentage of revenues	17.8%	16.3%

On a same-store basis, selling, general and administrative expenses increased 5% as compared to the same period in 2024, primarily due to increases in salaries, health and wellness benefits, technology investments, and facilities costs.

Other Income

Other income of $22.0 million and $23.9 million for the nine months ended 2025 and 2024, respectively, represented our share of the net income of RSI, in which Carrier Enterprise I has a 38.4% equity interest.

Interest Income, Net

Interest income, net for the nine months ended September 30, 2025 decreased $2.7 million, or 19%, primarily due to lower interest earned on cash and short-term investments for the 2025 period as compared to the same period in 2024.

Income Taxes

	Nine Months Ended September 30,
(in millions)	2025	2024	Change
Income taxes	$129.8	$139.2	$(9.4)	(7)%
Effective income tax rate	23.2%	23.8%

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

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco, Inc. for the nine months ended 2025 decreased $14.2 million, or 3%, compared to the same period in 2024, primarily due to higher selling, general and administrative expenses, partially offset by higher gross profit and lower income taxes.

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

22 of 28

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

As of September 30, 2025, we had $324.3 million of cash and cash equivalents, of which $95.9 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions. We also had $200.0 million of short-term cash investments consisting of a certificate of deposit with a maturity of March 2026.

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

Working Capital

Working capital increased to $2,303.8 million at September 30, 2025 from $2,096.1 million at December 31, 2024 due to: (i) higher inventory driven by the seasonal ramp-up in inventories in response to our selling season; (ii) higher priced HVAC equipment held in inventory in connection with the A2L product transition; and (iii) higher accounts receivable, partially offset by lower cash and short-term cash investments.

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2025 and 2024 (in millions):

	2025	2024	Change
Cash flows provided by operating activities	$169.8	$394.2	$(224.4)
Cash flows provided by (used in) investing activities	$13.5	$(282.7)	$296.2
Cash flows used in financing activities	$(387.8)	$(25.1)	$(362.7)

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash used in operating activities was higher primarily due to the timing of vendor payments, partially offset by a lower increase in accounts receivable in 2025 as compared to 2024.

Investing Activities

Net cash provided by investing activities increased primarily due to proceeds from certificates of deposit that matured in 2025.

Financing Activities

Net cash used in financing activities increased primarily due to $281.8 million in net proceeds received in March 2024 from the sale of Common stock under our 2021 ATM Program (as defined below), as well as distributions to the non-controlling interest, and increased dividends in 2025.

Revolving Credit Agreement

We maintain an unsecured, five-year $600.0 million syndicated multicurrency revolving credit agreement, which may be used for, among other things, funding seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases, and issuances of letters of credit. The revolving credit facility has a seasonal component from October 1 to March 31, during which the borrowing capacity may be reduced to $500.0 million at our discretion (which effectively reduces fees payable in respect of the unused portion of the commitment). Included in the revolving credit facility are a $125.0 million swingline loan sublimit, a $10.0 million letter of credit sublimit, a $75.0 million alternative

23 of 28

currency borrowing sublimit, and a $10.0 million Mexican borrowing subfacility. The revolving credit agreement matures on March 16, 2028.

At September 30, 2025 and December 31, 2024, there was no outstanding balance under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2025.

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

On May 3, 2024, we entered into an amended and restated sales agreement with Baird (the “2024 ATM Program”), which enables the further issuance and sale of Common stock for a maximum aggregate offering amount of up to $400.0 million. At September 30, 2025, $400.0 million was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program have been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975).

Investment in Unconsolidated Entity

Carrier Enterprise I has a 38.4% ownership interest in RSI, an HVAC distributor operating from 36 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.

Carrier Enterprise I is a party to a shareholders’ agreement with RSI and its shareholders (the “RSI Shareholders’ Agreement”), consisting of five Sigler second generation family siblings and their affiliates, who collectively own 55.4% of RSI (the “RSI Majority Holders”) and certain next-generation Sigler family members and an employee, who collectively own 6.2% of RSI (the “RSI Minority Holders” and, together with the RSI Majority Holders, the “RSI Shareholders”). Pursuant to the RSI Shareholders’ Agreement, the RSI Shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on the higher of book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price for its 38.4% investment held in RSI. The RSI Shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from the RSI Shareholders the remaining outstanding shares of RSI common stock. At September 30, 2025, using the criteria set forth in the RSI Shareholders’ Agreement, the valuation of the RSI Shareholders’ RSI common stock was approximately $453.0 million.

On July 28, 2023, Watsco, Carrier Enterprise I, and the RSI Majority Holders entered into an agreement that (1) provides Carrier Enterprise I the discretion, but not the obligation, to fund up to 80% of any purchase from the RSI Majority Holders of their RSI common stock, as required under the RSI Shareholders’ Agreement, using Watsco Common stock (the “Offered Shares”), (2) provides that any Offered Shares actually issued would be valued based on the average volume-weighted average price of Watsco’s Common stock for the 10 trading days immediately preceding the payment date for the applicable RSI shares, and (3) limits the amount of RSI shares that may be collectively sold by the RSI Majority Holders to Carrier Enterprise I under the RSI Shareholders’ Agreement to $125.0 million during any rolling 12-month period. We have not issued or sold any Offered Shares, and there is no assurance that we will issue and sell any Offered Shares, nor is the number of Offered Shares that may be issued and sold currently determinable.

We believe that our operating cash flows, cash on hand, short-term cash investments, funds available for borrowing under our revolving credit agreement, or proceeds from the sale of Common stock under the 2024 ATM Program would be sufficient to purchase any additional ownership interests in RSI for cash pursuant to the agreement described in the preceding paragraph.

24 of 28

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

Hawkins HVAC Distributors, Inc.

On April 1, 2025, one of our wholly owned subsidiaries acquired Hawkins, a distributor of commercial HVAC supplies with annual sales of approximately $9.0 million, operating from two locations in North Carolina and South Carolina. Consideration for the purchase consisted of $2.5 million in cash, net of cash acquired of $0.4 million. The preliminary purchase price resulted in the recognition of $0.3 million in goodwill.

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

Common Stock Dividends

We paid cash dividends of $8.70 and $7.85 per share on common stock during the nine months ended September 30, 2025 and 2024, respectively. On October 1, 2025, our Board of Directors declared a regular quarterly cash dividend of $3.00 per share on common stock that was paid on October 31, 2025 to shareholders of record as of October 16, 2025. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, prospects, and other factors deemed relevant by our Board of Directors.

Dividend Reinvestment Plan

On March 29, 2024, we implemented the Watsco, Inc. Dividend Reinvestment Plan (the “DRIP”), under which existing shareholders may, in accordance with the DRIP, acquire up to an aggregate of 300,000 shares of each of Common and Class B common stock, as applicable, by reinvesting all or a portion of the cash dividends paid on such shareholders’ shares of common stock. The DRIP has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975).

During the quarters ended September 30, 2025 and 2024, 17,256 and 13,394 shares of our common stock, respectively, were issued under the DRIP. During the nine months ended September 30, 2025 and 2024, 47,751 and 13,398 shares of our common stock, respectively, were issued under the DRIP.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of common stock have been repurchased at a cost of $114.4 million since the inception of the program. At September 30, 2025, there were 1,129,087 shares remaining authorized for repurchase under the program.

25 of 28

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

Our management, with the participation of our CEO, EVP, and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our CEO, EVP, and CFO concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, at and as of such date.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 9 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims, and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended September 30, 2025 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	—	$—	—	$—
August 1, 2025 to August 31, 2025	—	—	—	—
September 1, 2025 to September 30, 2025	9,086	402.56	—	—
Total	9,086	$402.56	—	$—

(1)
During the quarter ended September 30, 2025, we purchased an aggregate of 9,086 shares of our Class B common stock to satisfy the tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

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

101.INS #	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

# filed herewith.

+ furnished herewith.

27 of 28

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: November 7, 2025	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

28 of 28