Form 10-K
period 2025-12-31
WATSCO INC
filed 2026-02-27
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Fiscal Year Ended December 31, 2025

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Auditor Firm Id: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: Miami, FL

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $15,615 million, based on the closing sale price of the registrant’s common stock on that date. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2025 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

The registrant’s common stock outstanding as of February 24, 2026 composed (i) 34,944,441 shares of Common stock, excluding 4,066,929 treasury shares, and (ii) 5,658,445 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part II is incorporated by reference from the registrant’s 2025 Annual Report, attached hereto as Exhibit 13. The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated herein by reference from the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders (to be filed pursuant to Regulation 14A).

WATSCO, INC. AND SUBSIDIARIES

Form 10-K

For the Fiscal Year Ended December 31, 2025

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

ITEM 1. BUSINESS

General

Watsco, Inc. and its subsidiaries (collectively, “Watsco,” the “Company”, or “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At December 31, 2025, we operated from 695 locations in 43 U.S. States, Canada, Mexico and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean, through which we serve more than 130,000 active contractors that service the replacement and new construction markets. Our revenues in HVAC/R distribution have increased from $64.1 million in 1989 to $7.2 billion in 2025, resulting from our strategic acquisition of companies with established market positions and subsequent building of revenues and profit through a combination of additional locations, introduction of new products, expansion with industry Original Equipment Manufacturers (“OEMs”) and vendors, technology innovation, and other initiatives.

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

Air Conditioning, Heating and Refrigeration Industry

The HVAC/R distribution industry is highly fragmented. According to data published in the November 2024 IBIS World Industry Report for Heating and Air Conditioning Wholesaling in the U.S., the HVAC/R distribution industry has more than 2,100 distribution companies with an aggregate estimated annual market size of $74.0 billion. The estimated annual market on an installed basis, which adds the contractor’s value to the market size, for residential HVAC/R products is approximately $156.0 billion according to the April 2025 IBIS World Industry Report for Heating and Air Conditioning Contractors in the U.S. The industry in the United States and Canada is well-established, having had its primary period of growth during the post-World War II era with the advent of affordable central air conditioning and heating systems for both residential and commercial applications. The advent of HVAC/R products in Latin America and the Caribbean is also well-established, but has emerged at greater scale in more recent years as those economies have grown and products have become more affordable and have matured from luxury to necessity.

Air conditioning and heating equipment is manufactured primarily by eight major companies that together account for approximately 90% of all units shipped in the United States each year. These companies are Carrier Global Corporation (“Carrier”); Daikin Comfort Technologies North America, Inc. (“Daikin”), a subsidiary of Daikin Industries, Ltd.; Rheem Manufacturing Company (“Rheem”); Trane Technologies plc (“Trane”); York Residential & Light Commercial Products, part of the Bosch Home Comfort Group (“Bosch”); Lennox International Inc. (“Lennox”); Mitsubishi Electric Trane HVAC US LLC (“Mitsubishi”); and Nortek Global HVAC, LLC, a subsidiary of Rheem. These manufacturers distribute their products through a combination of factory-owned locations and independent distributors who, in turn, supply the equipment and related parts and supplies to contractors and dealers that sell to and install the products for consumers, businesses, and other end-users.

Air conditioning and heating equipment is sold to the replacement and new construction markets for both residential and commercial applications. The residential replacement market has increased in size and importance over the past several years as a result of a meaningful growth in the installed base of residential central air conditioners and furnaces over the years, the subsequent aging of that installed base, the introduction of new higher energy efficient models to address both regulatory mandates as well as consumer optionality, the remodeling and expansion of existing homes, the addition of central air conditioning to homes that previously had only heating products, and consumers’ overall unwillingness to live without air conditioning or heating products. The mechanical life of central air conditioning and furnaces varies by geographical region due to usage and ranges from approximately 8 to 20 years. According to data published by the Energy Information Administration in March 2023, there are approximately 102 million central air conditioning and heating systems installed in the United States that have been in service for more than 10 years. Many installed units operate well below current minimum efficiency standards and are currently reaching the end of their useful lives, which we believe long-term provides a growing and stable replacement market.

Additionally, we sell a variety of non-equipment products including parts, supplies, ductwork, air movement products, insulation, tools, installation supplies, thermostats, and air quality products, to name a few. We distribute products manufactured by Flexible Technologies, Inc., a subsidiary of Smiths Group plc (“Flexible Technologies”), Resideo Technologies, Inc. (“Resideo”), Southwark Metal Mfg. Co. (“Southwark”), Johns Manville, a subsidiary of Berkshire Hathaway, Inc. (“Johns Manville”), and Owens Corning Insulating Systems, LLC (“Owens Corning”), among others.

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

Culture of Innovation & Technology Strategy

We have established a strong culture of innovation, whereby people, processes and technology have evolved to modernize and digitize our business. With this digital evolution in mind, our efforts have addressed how we serve customers, how we can improve internal processes and practices, and how we compile and use data and analytics to enhance long-term performance. Investments include the addition of approximately 300 technology employees along with investments in our locations and infrastructure to enable these technologies.

To that end, we have launched several scalable technology platforms with the largest focus on customer-focused technologies, which are improving and transforming the customer experience at all of our locations. Specific initiatives include: (i) mobile applications for iOS and Android devices to help customers operate more efficiently and interact with our locations more easily; (ii) e-commerce between our customers and our subsidiaries; (iii) pricing optimization to manage and optimize the vast number of pricing records across the Company, which enables us to react swiftly to changing market conditions; (iv) building and maintaining product information management, which is our leading repository of digitized HVAC/R product information used in our mobile applications and e-ecommerce platform; (v) the development of business intelligence systems and related data sets, which provide enhanced management tools; (vi) vendor consolidation rationalization; and (vii) artificial intelligence tools to further enhance the customer experience, drive efficiency, and extend our competitive advantage by leveraging our industry data sets around customers, products, and vendors. In addition, through our subsidiary, Watsco Ventures, LLC, we have developed (internally and through external collaboration) a variety of early-stage technologies intended to help contractor customers grow and become more profitable. These initiatives include, among others, OnCall Air®, our digital sales platform, and OnCall Air Finance+, its companion consumer financing platform.

Strategy in Existing Markets

Our strategy for growth in existing markets focuses on adding to our existing customer base, providing exemplary customer service, product expansion, and the implementation of technology to satisfy the needs of the higher growth, higher margin replacement market, in which customers generally demand immediate, convenient, and reliable service. We respond to this need by: (i) offering a broad range of product lines, including the necessary equipment at an array of price-points, parts, and supplies to enable a contractor to install or repair a central air conditioner, furnace, or refrigeration system; (ii) maintaining a strong density of warehouse locations for increased customer convenience; (iii) maintaining well-stocked inventories to ensure that customer orders are filled in a timely manner; (iv) providing a high degree of technical expertise at the point of sale; (v) collaborating with customers to advertise and market their business and services in local markets; and (vi) developing and implementing technology to further enhance customer service capabilities. We believe these concepts provide a competitive advantage over smaller, less-capitalized competitors that are unable to commit resources to open and maintain additional locations, implement technological business solutions, provide the same range of products, maintain the same inventory levels, or attract the wide range of expertise that is required to support a diverse product offering. In some geographic areas, we believe we have a competitive advantage over factory-operated distribution networks, which typically do not maintain inventories of parts and supplies that are as diversified as ours and which have fewer warehouse locations than we do, making it more difficult for these competitors to meet the time-sensitive demands of the replacement market.

In addition to the replacement market, we sell to the new construction market, including new homes and commercial construction. We believe our reputation for reliable, high-quality service, and relationships with contractors, who may serve both the replacement and new construction markets, allows us to compete effectively in these markets.

Product Line Expansion

We actively seek new and expanded distribution territories from our key equipment and non-equipment suppliers. We continually evaluate new parts and supply products to support equipment sales and further enhance service to our customers. This initiative includes increasing our product offering with existing vendors and identifying new product opportunities through traditional and non-traditional supply channels. We have also introduced private-label products to obtain market share and grow revenues. We believe that our private-label branded products complement our existing product offerings at selected locations, based on customer needs and the particular market position and price of these products.

Acquisition Strategy

We focus on acquiring and investing in businesses that either complement our presence in existing markets or establish a presence in new geographic markets. Since 1989, we have acquired 72 HVAC/R distribution businesses, some of which are now primary operating subsidiaries. Other smaller acquired distributors have been integrated into or are under the management of our primary operating subsidiaries. Through a combination of sales and market share growth, opening of new locations, tuck-in acquisitions, expansion of product lines, improved pricing, and programs that have resulted in higher gross profit, performance incentives, and a culture of equity value for key leadership, we have produced substantial sales and earnings growth in our acquired businesses. We continue to pursue additional strategic acquisitions, investments and joint ventures to allow further penetration in existing markets and expansion into new geographic markets.

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

Human Capital Management

Employee Population and Turnover

As the largest distributor of HVAC/R equipment and related parts and supplies in North America, we employ a wide variety of employees in myriad roles. Given the breadth of our employee base, we tailor our human capital management policies with a view to specific employee populations. As of December 31, 2025, we employed approximately 6,950 full-time and 100 part-time employees (approximately 7,050 total employees), substantially all of whom were non-union employees. Of these employees, approximately 8% were located in Canada and Mexico. Additionally, we use independent contractors and temporary personnel in the normal course of business to supplement our workforce.

We closely monitor employee turnover, utilizing exit interviews to gather pertinent information that we use to refine our retention strategies. The voluntary turnover rate for our U.S. employees in 2025, 2024, and 2023 was approximately 19%, 18%, and 19%, respectively. We believe this rate is typical for a company of our size that employs a large hourly workforce.

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

DESCRIPTION OF BUSINESS

Products

We sell an expansive line of products and maintain a diverse mix of inventory to meet our customers’ immediate needs, and we seek to provide products a contractor would generally require when installing or repairing a central air conditioner, ductless system, furnace, or refrigeration system on short notice. The cooling capacity of air conditioning units is measured in tons. One ton of cooling capacity is equivalent to 12,000 British Thermal Units (“BTUs”) and is generally adequate to air condition approximately 500 square feet of residential space. The products we distribute consist of: (i) equipment, including residential ducted and ductless air conditioners ranging from 1 to 5 tons, gas, electric, and oil furnaces ranging from 50,000 to 150,000 BTUs, commercial air conditioning and heating equipment systems ranging from 1-1/2 to 25 tons, and other specialized equipment; (ii) parts, including replacement compressors, evaporator coils, motors, and other component parts; (iii) supplies, including thermostats, insulation material, refrigerants, ductwork, grills, registers, sheet metal, tools, copper tubing, concrete pads, tape, adhesives, and other ancillary supplies; and (iv) plumbing and bathroom remodeling supplies in a limited number of stores.

Sales of HVAC equipment, which we currently source from approximately 20 vendors, accounted for 67% and 69% of our revenues in 2025 and 2024, respectively. Sales of other HVAC products, which we currently source from more than 1,300 vendors, comprised 29% and 27% of our revenues in 2025 and 2024, respectively. Sales of commercial refrigeration products, which we currently source from approximately 150 vendors, accounted for 4% of our revenues in both 2025 and 2024.

Distribution and Sales

At December 31, 2025, we operated from 695 locations, a vast majority of which are in regions that we believe have demographic and economic trends favorable to our business. We maintain large inventories at each of our warehouse locations and either deliver products to customers using our trucks or third-party logistics providers. We also make products available for pick-up at the location nearest to the particular customer. We have approximately 1,100 salespeople, averaging 11 years of experience in the HVAC/R distribution industry.

The markets we serve are as follows:	% of Revenues for the Year Ended December 31, 2025	Number of Locations as of December 31, 2025
United States	90%	637
Canada	5%	34
Latin America and the Caribbean	5%	24
Total	100%	695

The largest market we serve is the United States, in which the most significant markets for HVAC/R products are in the Sun Belt states where HVAC equipment tends to experience above-average usage and therefore a shorter average useful life. Accordingly, most of our distribution locations and sales are in the Sun Belt, with the highest concentration in Florida and Texas. These markets have been a strategic focus of ours given their size, the reliance by homeowners and businesses on HVAC/R products to maintain a comfortable indoor environment, and the population growth in these areas during the post-World War II era, which has led to a substantial installed base requiring replacement, a shorter useful life for equipment, and the focus by electrical utilities on consumer incentives designed to promote replacement of HVAC/R equipment in an effort to improve energy efficiency.

Markets

The table below identifies the number of our stores by location as of December 31, 2025:

Florida	102
Texas	89
North Carolina	54
South Carolina	53
California	35
Louisiana	35
Georgia	34
Virginia	28
Tennessee	23
New York	20
Pennsylvania	20
Illinois	14
New Jersey	14
Alabama	10
Missouri	10
Arizona	9
Massachusetts	9
Mississippi	8
Connecticut	7
Kansas	7
Maryland	6
Arkansas	5
Indiana	5
Oklahoma	5
Utah	5
Nevada	3
Iowa	2
Kentucky	2
Maine	2
Minnesota	2
Nebraska	2
New Hampshire	2
New Mexico	2
South Dakota	2
West Virginia	2
Wisconsin	2
Colorado	1
Delaware	1
Michigan	1
North Dakota	1
Ohio	1
Rhode Island	1
Vermont	1
United States	637
Canada	34
Puerto Rico	16
Mexico	8
Total	695

Joint Ventures with Carrier Global Corporation

In 2009, we formed a joint venture with Carrier, which we refer to as Carrier Enterprise I, in which Carrier contributed company-owned locations in various Sun Belt states and Puerto Rico, and its export division in Miami, Florida, and we contributed certain locations that distributed Carrier products. We have an 80% controlling interest in Carrier Enterprise I, and Carrier has a 20% non-controlling interest.

In 2019, Carrier Enterprise I acquired substantially all of the HVAC assets and assumed certain of the liabilities of Peirce-Phelps, Inc., an HVAC distributor operating in Pennsylvania, New Jersey, and Delaware.

Carrier Enterprise I also has a 38.4% ownership interest in Russell Sigler, Inc. (“RSI”), an HVAC distributor operating from 36 locations in the Western U.S. RSI is Carrier’s second largest independent North American distributor and had sales of approximately $1.2 billion in 2025.

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

In 2021, Watsco and Carrier formed a new joint venture and acquired certain assets and assumed certain liabilities comprising the HVAC distribution business of Temperature Equipment Corporation (“TEC”), one of Carrier’s independent distributors with locations in Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri and Wisconsin. We have an 80% controlling interest in TEC, and Carrier has a 20% non-controlling interest.

Combined, our joint ventures with Carrier represented 53% of our revenues in 2025. See Supplier Concentration and Supply Chain Risks in “Business Risk Factors” in Item 1A of this Annual Report on Form 10-K.

The business and affairs of the joint ventures are controlled, directed, and managed exclusively by their respective boards of directors (the “Boards”) pursuant to related operating agreements. The Boards have full, complete and exclusive authority, power, and discretion to manage and control the business, property, and affairs of their respective joint ventures, and to make all decisions regarding those matters and to perform activities customary or incident to the management of such joint ventures, including approval of distributions to us and Carrier. The Boards are each composed of five directors, three of whom represent our controlling interest and two represent Carrier’s non-controlling interest. Matters presented to the Boards for vote are considered approved or consented to upon the receipt of the affirmative vote of at least a majority of all directors entitled to vote with the exception of certain governance matters, which require joint approval of us and Carrier.

Customers and Customer Service

Air conditioning and heating contractors that install HVAC/R products in homes and businesses must be licensed given the highly regulated nature of the products, refrigerant, natural gas, and building and zoning requirements. We currently serve more than 130,000 active contractors who service the replacement and new construction markets for residential and commercial central air conditioning, heating, and refrigeration systems. No single customer in 2025, 2024, or 2023 represented more than 2% of our consolidated revenues. We focus on providing products where and when the customer needs them, technical support by phone or on site as required, and quick and efficient service at our locations. Increased customer convenience is also provided through mobile applications and e-commerce, which allows customers to access information online 24 hours a day, seven days a week to search for desired products, verify inventory availability, obtain pricing, place orders, check order status, schedule pickup or delivery times, and make payments. We believe we compete successfully with other distributors primarily based on an experienced sales organization, strong service support, maintenance of well-stocked inventories, density of warehouse locations, high quality reputation, broad product lines, and the ability to foresee customer demand for new products.

Key Supplier Relationships

Given our leadership position in HVAC/R distribution, Watsco is a key customer and partner to many of the leading manufacturers in our industry. Significant relationships with HVAC/R equipment manufacturers include Carrier, Rheem, Daikin, Mitsubishi, Pentair, Gree Electric Appliances, Inc., Lennox, and Bosch. In addition, we have substantial relationships with manufacturers of non-equipment HVAC/R products, including Flexible Technologies, Southwark, DiversiTech Corp., Resideo, Mueller, Copeland, Johns Manville, Owens Corning, and Chemours.

We believe the diversity of products that we sell, and the scale which we possess, along with the manufacturers’ current product offerings, quality, marketability, and brand-name recognition, allow us to operate favorably relative to our competitors. To maintain brand-name recognition, HVAC/R equipment manufacturers provide national advertising and participate with us in cooperative advertising programs and promotional incentives that are targeted to both dealers and end-users. We estimate that the replacement market for residential air conditioning equipment is approximately 80%-90% of industry unit sales in the United States, and we expect this percentage to increase as units installed in the past 20 years wear out or otherwise become practical to replace sooner with newer, more energy-efficient models.

The Company’s top ten suppliers accounted for 85% of our purchases, including 62% from Carrier and 8% from Rheem. Given the significant concentration of our suppliers, particularly with Carrier and Rheem, any material interruption with these suppliers, including limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments, whether due to supply chain disruptions, labor shortages or otherwise, could temporarily disrupt the operations of certain of our subsidiaries, impact current inventory levels, and could adversely affect our financial results.

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

Distribution Agreements

We maintain trade name and distribution agreements with Carrier, Rheem, Mitsubishi, and others, that provide us with distribution rights on an exclusive basis in specified territories and are not subject to a stated term or expiration date. We also maintain distribution agreements with various other suppliers, either on an exclusive or non-exclusive basis, for various terms ranging from one to ten years. As it relates to distribution agreements with stated terms or renewal terms, the expiration, amendment or material change to any existing agreement could impact our financial results.

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

Government Regulations, Environmental, and Health and Safety Matters

Our business is subject to federal, state and local laws, and regulations relating to the storage, handling, transportation, and release of hazardous materials into the environment. These laws and regulations include the Clean Air Act, relating to minimum energy efficiency standards of HVAC systems, and the production, servicing, and disposal of more environmentally friendly refrigerants used in such systems, including those established by the Kigali Amendment to the Montreal Protocol concerning the phase-down of the production of hydrofluorocarbon (“HFC”)-based refrigerants for use in new equipment. We are also subject to regulations concerning the transport of hazardous materials, including regulations adopted pursuant to the Motor Carrier Safety Act of 1990. Our operations are also subject to health and safety requirements including, but not limited to, the Occupational, Safety and Health Act.

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

The American Innovation and Manufacturing Act of 2020 granted the U.S. Environmental Protection Agency (the “EPA”) the authority to regulate HFC refrigerants. Although HFCs were introduced as alternatives to ozone-depleting substances like chlorofluorocarbons and hydrochlorofluorocarbons, they are now recognized greenhouse gases that impact climate change due to their high global warming potential (“GWP”). Consequently, a required 85% phasedown of HFC production and consumption over a 15-year period commenced on January 1, 2022 (40% of which was completed in 2024). Further regulations were implemented that (1) restricted the use of high-GWP refrigerants in new HVAC systems (the “410A Systems”) manufactured after December 31, 2024 and (2) established a timeline over which the sales and installation of 410A Systems by distributors and contractors were permitted. Beginning in late 2024, the Company, in collaboration with its OEMs and in anticipation of the change, began to transition its inventory to the new lower-GWP HVAC systems (the “A2L Systems”) and phase-out the 410A Systems. The regulations permitted the sale and installation of matching 410A HVAC Systems (i.e., outdoor and indoor components that are installed together) through December 31, 2025, after which the outdoor or indoor components may be separately sold and installed thereafter without limitation or expiration. On October 3, 2025, the EPA proposed changes to this regulation that would eliminate or extend the December 31, 2025 installation deadline (thus allowing the continued sale) of matching 410A Systems beyond that date. As of the date of this filing, a final rule has not been issued. On December 23, 2025, the EPA issued an enforcement statement deprioritizing enforcement of the installation ban for affected 410A Systems that became effective on January 1, 2026. The Company continues to sell components of 410A Systems separately as permitted under the regulations and will assess its ability of offering matching 410A Systems once the EPA finalizes the rule change, which is expected in early 2026.

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

The sale of high-efficiency systems has long been a focus of ours, and we have invested in tools and technology intended to capture an increasingly richer sales mix over time. In addition, regulatory mandates will likely periodically increase the required minimum Seasonal Energy Efficiency Ratio rating, referred to as SEER, thus providing a catalyst for increased sales of higher efficiency systems. The Company expects these regulations to reduce the carbon footprint of end-users and increase average selling prices over time, subject to customary risks of quality, availability, and performance of new HVAC systems.

We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Based on estimates validated by independent sources, we averted an estimated 26.2 million metric tons of CO2e emissions from January 1, 2020 to December 31, 2025 through the sale of replacement residential HVAC systems at higher-efficiency standards – the equivalent of approximately 6.1 million gas powered vehicles driven over the course of one year. More information, including sources and assumptions used to support our estimates, can be found at www.watsco.com/environment. Information contained on, or available through, our website is not incorporated by reference in, or made a part of, this report.

Federal Tax Credits

The U.S. Inflation Reduction Act of 2022 (the “IRA”) was intended, in part, to promote the replacement of existing legacy systems in favor of high-efficiency heat pump systems that reduce greenhouse gas emissions, as compared to older systems, and thereby combat climate change. According to the DOE, heat pumps can reduce electricity use for heating by approximately 65% as compared to gas furnaces. Programs under the IRA include enhanced tax credits for homeowners who install qualifying HVAC equipment and tax deductions for owners of commercial buildings that are upgraded to achieve defined energy savings. However, the act commonly referred to as the One Big Beautiful Bill, which was signed into law on July 4, 2025, eliminated the IRA’s previously enacted tax credits for HVAC systems, making such credits unavailable after December 31, 2025.

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

Code of Ethics and Conduct

The Board of Directors has adopted codes of ethics and conduct that are designed to ensure that our directors, officers, and employees are aware of their ethical responsibilities and avoid conduct that may pose risks to the Company. We maintain (i) an Employee Code of Business Ethics and Conduct that is applicable to all employees (including our principal executive officer, principal financial officer and principal accounting officer), and (ii) a Code of Conduct for Executives that is applicable to members of our Board of Directors, our executive officers (including our principal executive officer, principal financial officer and principal accounting officer), and other senior operating and financial personnel. Amendments to either code of conduct or any grant of a waiver requiring disclosure under applicable SEC rules will be disclosed on our website, www.watsco.com. There were no amendments to or waivers from either code of conduct in 2025. Oversight of investigations of known or potential violations under either code of conduct is the responsibility of the Audit Committee of the Board of Directors (the “Audit Committee”). To obtain copies of our Codes of Ethics and Conduct, please visit our investor relations website at https://investors.watsco.com under the section captioned “Governance.”

ITEM 1A. RISK FACTORS

Business Risk Factors

Supplier Concentration and Supply Chain Risks

The Company’s top ten suppliers accounted for 85% of our purchases during 2025, including 62% from Carrier and 8% from Rheem. Products supplied by Carrier include a diverse variety of brands of HVAC equipment including Carrier, Bryant, Payne, Tempstar, Heil, Comfortmaker, and Grandaire (a private label product created by the Company), along with complimentary replacement parts. Rheem provides Rheem-brand HVAC systems, as well as Freidrich and AireVantage (a private label product created by Nordyne, a subsidiary of Rheem), along with complimentary replacement parts. Given the significant concentration of our supply chain, particularly with Carrier and Rheem, any significant interruption by any of the key manufacturers or suppliers or a termination of a relationship could temporarily disrupt the operations of certain of our subsidiaries. Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ and suppliers’ products and their ability to continue to manufacture and supply products that are competitive, that comply with laws relating to environmental and efficiency standards, and that keep up with shifting consumer preferences. Our inability to obtain products from one or more of these manufacturers or a decline in market acceptance of these manufacturers’ products, including new HVAC systems that use refrigerants with a lower GWP, could have a material adverse effect on our results of operations, cash flows, and liquidity.

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
•
the retention of existing customers purchasing from acquired companies;
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

Competition

We operate in highly competitive environments and, in larger markets, often compete with both national and local distributors. We compete with other distributors and several air conditioning and heating equipment manufacturers that distribute a significant portion of their products through their own distribution organizations in certain markets. Competition within any given geographic market is based upon product availability, customer service, price, and quality. Competitive pressures or other factors could cause our products or services to lose market acceptance or result in significant price erosion, all of which would have a material adverse effect on our results of operations, cash flows, and liquidity.

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

Dependence on Key Personnel

Much of our success has depended on the skills and experience of senior management personnel and key operators within our regions. The loss of any of our executive officers or other key senior management personnel could harm our business. We must continuously recruit, retain, and motivate management and other employees to both maintain our current business and to execute our strategic initiatives. Our success has also depended on the contributions and abilities of our store employees upon whom we rely on to give customers a superior in-store experience. Accordingly, our performance depends on our ability to recruit and retain high quality employees to work in and manage our stores. If we are unable to adequately recruit, retain, and motivate employees our projected growth and expansion, and our business and financial performance may be adversely affected.

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

Goodwill, Intangibles and Long-Lived Assets

At December 31, 2025, goodwill, intangibles, and long-lived assets represented approximately 33% of our total assets. The recoverability of goodwill, indefinite lived intangibles, and long-lived assets is evaluated at least annually and when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit and contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The estimates of fair value of our reporting unit, indefinite lived intangibles, and long-lived assets are based on the best information available as of the date of the assessment and incorporate management’s assumptions about expected future cash flows and contemplates other valuation techniques. Future cash flows can be affected by changes in the industry, a declining economic environment, or market conditions. We cannot assure you that we will not suffer material impairments to goodwill, intangibles, or long-lived assets in the future.

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

Risks Related to our Common Stock

Class B Common Stock and Insider Ownership

As of December 31, 2025, our directors and executive officers and entities affiliated with them owned: (i) Common stock representing less than 1% of the outstanding shares of Common stock and (ii) Class B common stock representing 90% of the outstanding shares of Class B common stock. These interests represent 56% of the aggregate combined voting power (including 54% beneficially owned by Albert H. Nahmad, Chairman and Chief Executive Officer (“CEO”), Aaron J. Nahmad, President (the son of our Chairman and CEO), and Valerie Schimel, Director (the daughter of our Chairman and CEO), through shares owned by them and shares held by affiliated limited partnerships, various family trusts, and a charitable foundation. Accordingly, our directors and executive officers collectively have the voting power to elect six members of our nine-person Board of Directors.

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

Payment of Dividends

The amount of future dividends that we will pay, if any, will depend upon a number of factors. Future dividends will be declared and paid at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, potential dilution related to our dividend reinvestment plan, prospects, and other factors deemed relevant by our Board of Directors. The right of our Board of Directors to declare dividends, however, is subject to the availability of sufficient funds under Florida law to pay dividends. In addition, our ability to pay dividends depends on certain restrictions in our credit agreement.

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

Our DDS has more than 20 years of expertise in the information technology sector, with 12 years specifically dedicated to cybersecurity. This experience has fostered a thorough comprehension of cyber threat landscapes, defense strategies, and security technologies.

As of the date of this Annual Report on Form 10-K, we have not encountered incidents from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial position.

ITEM 2. PROPERTIES

Our main properties include warehousing and distribution facilities, trucks, and administrative office space.

Warehousing and Distribution Facilities

At December 31, 2025, we operated 695 warehousing and distribution facilities across 43 U.S. states, Canada, Mexico, and Puerto Rico, having an aggregate of approximately 16.8 million square feet of space, of which approximately 16.6 million square feet is leased. The majority of these leases are for terms of three to five years. We believe that our facilities are sufficient to meet our present operating needs.

Trucks

At December 31, 2025, we operated 873 ground transport vehicles, including delivery and pick-up trucks, vans, and tractors. Of this number, 604 trucks were leased, and the others were owned. We believe that the present size of our truck fleet is adequate to support our operations.

Administrative Facilities

Senior management and support staff are located at various administrative offices in approximately 0.4 million square feet of space.

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

Holders

At February 24, 2026, there were 294 registered holders of our Common stock and 120 registered holders of our Class B common stock.

Shareholder Return Performance

The following graph compares the cumulative five-year total shareholder return attained by holders of our common stock relative to the cumulative total returns of the Russell 2000 index, the S&P MidCap 400 index, the S&P 500 index, and the S&P 400 Industrials index. Given our position as the largest distributor of HVAC/R equipment, parts and supplies in North America, our unique, sole line of business, the nature of our customers (air conditioning and heating contractors), and the products and markets we serve, we cannot reasonably identify an appropriate peer group; therefore, we have included in the graph below the performance of certain major market indices, which contain companies with market capitalizations similar to our own, including the S&P 400 Industrials Index because the component companies of such index more closely relate to the industry in which we operate. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference and shall not otherwise be deemed filed under such acts.

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Watsco, Inc.	100.00	142.06	116.89	206.89	234.18	170.85
Watsco, Inc. Class B	100.00	135.54	115.03	198.15	257.40	167.30
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
S&P MidCap 400 Index	100.00	124.76	108.47	126.29	143.88	154.68
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P 400 Industrials Index	100.00	128.45	113.68	149.41	169.56	191.48

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. No shares were repurchased under this plan during 2025, 2024 or 2023. In aggregate, 6,370,913 shares of common stock have been repurchased at a cost of $114.4 million since the inception of this plan. At December 31, 2025, there were 1,129,087 shares remaining authorized for repurchase under this plan. Shares were last repurchased by the Company under this plan in 2008.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our 2025 Annual Report contains “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which section is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our 2025 Annual Report contains “Quantitative and Qualitative Disclosures about Market Risk,” which section is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our 2025 and 2024 Consolidated Balance Sheets and other consolidated financial statements for the years ended December 31, 2025, 2024, and 2023, together with the report thereon of Deloitte & Touche LLP dated February 27, 2026, included in our 2025 Annual Report are incorporated herein by reference. See Exhibit 13.

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

Management’s Report on Internal Control over Financial Reporting

Our 2025 Annual Report contains “Management’s Report on Internal Control over Financial Reporting” and the report thereon of Deloitte & Touche LLP dated February 27, 2026, and each is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. However, there were no changes in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. Our consolidated financial statements are incorporated by reference from our 2025 Annual Report.
(2)		Financial Statement Schedules. The schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
(3)		Exhibits. The following exhibits are submitted with this Annual Report on Form 10-K or, where indicated, incorporated by reference to other filings.

INDEX TO EXHIBITS

3.1		Composite Articles of Incorporation of Watsco, Inc. (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).
3.2		Watsco, Inc. Second Amended and Restated Bylaws effective August 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K on August 5, 2016 and incorporated herein by reference).
4.1		Specimen form of Class B Common Stock Certificate (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (No. 33-56646) and incorporated herein by reference). (P)
4.2		Specimen form of Common Stock Certificate (filed as Exhibit 4.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference). (P)
4.3		Description of Capital Stock (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).
10.1	(a)

Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference). *

10.1	(b)

First Amendment dated January 1, 2001 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference). *

10.1	(c)

Second Amendment dated January 1, 2002 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference). *

10.1	(d)

Third Amendment dated January 1, 2003 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference). *

10.1	(e)

Fourth Amendment dated January 1, 2004 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference). *

10.1	(f)

Fifth Amendment dated January 1, 2005 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference). *

10.1	(g)

Sixth Amendment dated January 1, 2006 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference). *

10.1	(h)

Seventh Amendment dated January 1, 2007 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference). *

10.1	(i)

Eighth Amendment dated January 1, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference). *

10.1	(j)

Ninth Amendment dated December 10, 2008 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference). *

10.1	(k)

Tenth Amendment dated January 1, 2009 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference). *

10.1	(l)

Eleventh Amendment dated January 1, 2010 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference). *

10.1	(m)

Twelfth Amendment dated January 1, 2011 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference). *

10.1	(n)

Thirteenth Amendment dated January 1, 2012 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference). *

10.1	(o)

Fourteenth Amendment dated January 1, 2013 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference). *

10.1	(p)

Fifteenth Amendment dated January 1, 2014 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference). *

10.1	(q)

Sixteenth Amendment dated January 1, 2015 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference). *

10.1	(r)

Seventeenth Amendment dated January 1, 2016 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference). *

10.1	(s)

Eighteenth Amendment dated January 1, 2017 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference). *

10.1	(t)

Nineteenth Amendment dated January 1, 2018 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference). *

10.1	(u)

Twentieth Amendment dated January 1, 2019 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference). *

10.1	(v)

Twenty-first Amendment dated January 1, 2020 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference). *

10.1	(w)

Twenty-second Amendment dated January 1, 2021 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1(w) to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference).*

10.1	(x)

Twenty-third Amendment dated January 1, 2022 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1(x) to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).*

10.1	(y)

Twenty-fourth Amendment dated January 1, 2023 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and incorporated herein by reference).*

10.1	(z)

Amended and Restated Twenty-fifth Amendment to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1 to the Report on Form 8-K filed on November 15, 2024 and incorporated herein by reference).*

10.1	(aa)

Twenty-sixth Amendment dated January 1, 2025 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. (filed as Exhibit 10.1(bb) to the Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference).*

10.1	(bb)	Twenty-seventh Amendment dated January 1, 2026 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad. *#
10.2	(a)

Watsco, Inc. 2014 Incentive Compensation Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A in respect of our 2014 Annual Meeting of Shareholders and incorporated herein by reference). *

10.2	(b)

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

13

2025 Annual Report to Shareholders (with the exception of the information incorporated by reference into Items 7, 8 and 9 of this Annual Report on Form 10-K, the 2025 Annual Report to Shareholders is provided solely for the information of the SEC and is not deemed “filed” as part of this Form 10-K). #

19		Insider Trading Policy (filed as Exhibit 19 to the Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference).
21.1		Subsidiaries of the Registrant. #
23.1		Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP. #
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #
31.2		Certification of Executive Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #
31.3		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #
32.1		Certification of Chief Executive Officer, Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
97.1		Policy Relating to Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to the Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).
101.	INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. #
101.	SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. #
104		The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL.

# Filed herewith.

+ Furnished herewith.

* Management contract or compensation plan or arrangement.

(P) Paper filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSCO, INC.

February 27, 2026	By:	/s/ Albert H. Nahmad
Albert H. Nahmad, Chief Executive Officer

February 27, 2026	By:	/s/ Ana M. Menendez
Ana M. Menendez, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ALBERT H. NAHMAD	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 27, 2026
Albert H. Nahmad
/s/ ANA M. MENENDEZ	Chief Financial Officer (principal accounting officer and principal financial officer)	February 27, 2026
Ana M. Menendez
/s/ CESAR L. ALVAREZ	Director	February 27, 2026
Cesar L. Alvarez
/s/ J. MICHAEL CUSTER	Director	February 27, 2026
J. Michael Custer
/s/ DENISE DICKINS	Director	February 27, 2026
Denise Dickins
/s/ Barry S. Logan	Director and Executive Vice President	February 27, 2026
Barry S. Logan
/s/ ANA LOPEZ-BLAZQUEZ	Director	February 27, 2026
Ana Lopez-Blazquez
/s/ AARON J. NAHMAD	Director and President	February 27, 2026
Aaron J. Nahmad
/s/ VALERIE F. SCHIMEL	Director	February 27, 2026
Valerie F. Schimel
/s/ GARY L. TAPELLA	Director	February 27, 2026
Gary L. Tapella