Form 10-Q
period 2026-03-31
WATSCO INC
filed 2026-05-08
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2026

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

The registrant’s common stock outstanding as of May 5, 2026 comprised (i) 35,003,793 shares of Common stock, $0.50 par value per share, excluding 4,066,929 treasury shares and (ii) 5,653,741 shares of Class B common stock, $0.50 par value per share.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 27

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarters Ended March 31,
	2026	2025
Revenues	$1,533,010	$1,531,086
Cost of sales	1,105,455	1,101,463
Gross profit	427,555	429,623
Selling, general and administrative expenses	322,851	322,581
Other income	5,480	5,146
Operating income	110,184	112,188
Interest income, net	6,459	5,417
Income before income taxes	116,643	117,605
Income taxes	23,702	23,065
Net income	92,941	94,540
Less: net income attributable to non-controlling interest	13,867	14,479
Net income attributable to Watsco, Inc.	$79,074	$80,061
Earnings per share for Common and Class B common stock (collectively “common stock”):
Basic and Diluted	$1.87	$1.93

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 27

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarters Ended March 31,
	2026	2025
Net income	$92,941	$94,540
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4,925)	248
Comprehensive income	88,016	94,788
Less: comprehensive income attributable to non-controlling interest	12,130	14,563
Comprehensive income attributable to Watsco, Inc.	$75,886	$80,225

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 27

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$392,679	$433,283
Short-term cash investments	200,000	300,000
Accounts receivable, net	839,237	796,181
Inventories, net	1,715,195	1,386,317
Other current assets	34,067	38,725
Total current assets	3,181,178	2,954,506

Property and equipment, net	133,299	136,012
Operating lease right-of-use assets	460,731	452,547
Goodwill	461,364	462,509
Intangible assets, net	207,899	210,427
Investment in unconsolidated entity	190,714	185,234
Other assets	14,312	13,570
	$4,649,497	$4,414,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of lease liabilities	$117,714	$117,153
Accounts payable	587,417	350,425
Accrued expenses and other current liabilities	246,740	250,164
Total current liabilities	951,871	717,742

Long-term obligations:
Operating lease liabilities, net of current portion	358,490	350,616
Finance lease liabilities, net of current portion	10,023	11,019
Total long-term obligations	368,513	361,635
Deferred income taxes and other liabilities	114,193	113,367

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	19,533	19,504
Class B common stock, $0.50 par value	2,827	2,817
Preferred stock, $0.50 par value	—	—
Paid-in capital	1,589,968	1,563,389
Accumulated other comprehensive loss, net of tax	(53,493)	(50,305)
Retained earnings	1,276,500	1,319,201
Treasury stock, at cost	(73,230)	(73,230)
Total Watsco, Inc. shareholders’ equity	2,762,105	2,781,376
Non-controlling interest	452,815	440,685
Total shareholders’ equity	3,214,920	3,222,061
	$4,649,497	$4,414,805

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 27

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2025	40,575,912	$22,321	$1,563,389	$(50,305)	$1,319,201	$(73,230)	$440,685	$3,222,061
Net income					79,074		13,867	92,941
Other comprehensive (loss)				(3,188)			(1,737)	(4,925)
Issuances of restricted shares of common stock	33,455	17	(17)					—
Forfeitures of restricted shares of common stock	(11,000)	(6)	6					—
Common stock contribution to 401(k) plan	27,503	14	9,253					9,267
Stock issuances from exercise of stock options and employee stock purchase plan	20,226	10	5,968					5,978
Retirement of common stock	(2,020)	(1)	(805)					(806)
Share-based compensation			8,328					8,328
Dividend reinvestment plan	9,890	5	3,846			—		3,851
Dividends declared and paid on common stock, $3.00 per share					(121,775)			(121,775)
Balance at March 31, 2026	40,653,966	$22,360	$1,589,968	$(53,493)	$1,276,500	$(73,230)	$452,815	$3,214,920

Continued on next page.

6 of 27

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

7 of 27

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarters Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$92,941	$94,540
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,019	10,777
Non-cash contribution to 401(k) plan	9,267	8,743
Share-based compensation	8,077	8,800
Provision for doubtful accounts	1,796	840
Other income from investment in unconsolidated entity	(5,480)	(5,146)
Other, net	968	811
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(45,516)	83,864
Inventories, net	(330,428)	(389,990)
Accounts payable and other liabilities	234,710	8,887
Other, net	3,741	230
Net cash used in operating activities	(18,905)	(177,644)
Cash flows from investing activities:
Proceeds from maturities of short-term cash investments	200,000	255,669
Proceeds from sale of property and equipment	100	98
Business acquisitions, net of cash acquired	—	(3,670)
Capital expenditures	(6,962)	(7,541)
Purchases of short-term cash investments	(100,000)	—
Net cash provided by investing activities	93,138	244,556
Cash flows from financing activities:
Dividends on common stock	(121,775)	(109,037)
Net repayments of finance lease liabilities	(1,218)	(1,569)
Repurchases of common stock to satisfy employee withholding tax obligations	(590)	—
Distributions to non-controlling interest	—	(69,829)
Proceeds from non-controlling interest for investment in Lashley	—	999
Proceeds from dividend reinvestment plan	3,851	6,708
Proceeds from issuances of Common stock under employee related plans	5,762	11,049
Net cash used in financing activities	(113,970)	(161,679)
Effect of foreign exchange rate changes on cash and cash equivalents	(867)	319
Net decrease in cash and cash equivalents	(40,604)	(94,448)
Cash and cash equivalents at beginning of period	433,283	526,271
Cash and cash equivalents at end of period	$392,679	$431,823
Supplemental cash flow information:
Common stock issued for Lashley	$—	$493

See accompanying notes to condensed consolidated unaudited financial statements.

8 of 27

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2026

(In thousands, except share and per share data)

1.
BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. (collectively with its subsidiaries, “Watsco,” the “Company,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying March 31, 2026 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2025 Annual Report on Form 10-K.

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

The results of operations for the quarter ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to new construction throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.

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

Recently Adopted Accounting Standards

Measurement of Credit Losses

In July 2025, the FASB issued amended guidance to provide the option to elect a practical expedient for the application of the expected credit loss model. Under this practical expedient, an entity can assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. This

9 of 27

amendment is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this guidance on January 1, 2026 did not have a material impact on our condensed consolidated unaudited financial statements.

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

Internal Use Software

In September 2025, the FASB issued updated guidance on the accounting for internal use software costs. The updated guidance removes all references to project stages to be neutral to different software development methods and clarifies the threshold entities apply to begin capitalizing costs. This guidance is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

Interim Reporting

In December 2025, the FASB issued guidance that clarifies the scope and requirements for interim financial statement disclosures. The guidance create a comprehensive list of required interim disclosures and introduce a disclosure principle requiring entities to disclose in interim periods any event or change since the previous year end that has had a material effect on the entity. This guidance may be applied prospectively or retrospectively and is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

2.
REVENUES

Disaggregation of Revenues

The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarters Ended March 31,
	2026	2025
Primary Geographical Regions:
United States	$1,395,485	$1,377,633
Canada	67,388	76,413
Latin America and the Caribbean	70,137	77,040
	$1,533,010	$1,531,086
Major Product Lines:
HVAC equipment	65%	67%
Other HVAC products	30%	29%
Commercial refrigeration products	5%	4%
	100%	100%

10 of 27

3.
EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for our common stock:

	Quarters Ended March 31,
	2026	2025
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$79,074	$80,061
Less: distributed and undistributed earnings allocated to restricted common stock	8,034	7,172
Earnings allocated to Watsco, Inc. shareholders	$71,040	$72,889
Weighted-average common shares outstanding - Basic	37,932,743	37,752,203
Basic earnings per share for common stock	$1.87	$1.93
Allocation of earnings for Basic:
Common stock	$64,703	$66,469
Class B common stock	6,337	6,420
	$71,040	$72,889
Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$79,074	$80,061
Less: distributed and undistributed earnings allocated to restricted common stock	8,034	7,172
Earnings allocated to Watsco, Inc. shareholders	$71,040	$72,889
Weighted-average common shares outstanding - Basic	37,932,743	37,752,203
Effect of dilutive stock options	31,837	101,052
Weighted-average common shares outstanding - Diluted	37,964,580	37,853,255
Diluted earnings per share for common stock	$1.87	$1.93
Anti-dilutive stock options not included above	66,592	21,807

Diluted earnings per share for our Common stock assumes the conversion of all our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At March 31, 2026 and 2025, our outstanding Class B common stock was convertible into 3,383,702 and 3,325,027 shares of our Common stock, respectively.

4.
OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency.

The change in accumulated other comprehensive loss, net of tax, was as follows:

Quarters Ended March 31,	2026	2025
Foreign currency translation adjustment:
Beginning balance	$(50,305)	$(59,893)
Current period other comprehensive (loss) income	(3,188)	164
Ending balance	$(53,493)	$(59,729)

5.
ACQUISITIONS

Southern Ice Equipment Distributors, Inc.

On May 1, 2025, one of our wholly owned subsidiaries acquired Southern Ice Equipment Distributors, Inc., a distributor of food service and ice machine equipment, parts and supplies, operating from seven locations in Arizona, Arkansas, Louisiana, Mississippi, New Mexico, and Texas. Consideration for the purchase consisted of $14,150 in cash, net of cash acquired of $699, and 7,400 shares of Common stock having a fair value of $3,133 net of a discount for lack of marketability. The purchase price resulted in the recognition of $7,872 of goodwill and intangibles. The fair value of the identified intangible assets was $3,651 and consisted of $2,795 in trade names and distribution rights and $856 in customer relationships to be amortized over an 18-year period. The tax basis of such goodwill is deductible for income tax purposes over 15 years.

11 of 27

Hawkins HVAC Distributors, Inc.

On April 1, 2025, one of our wholly owned subsidiaries acquired Hawkins HVAC Distributors, Inc., a distributor of residential HVAC equipment and supplies, operating from two locations in North Carolina and South Carolina. Consideration for the purchase consisted of $2,452 in cash, net of cash acquired of $368. The purchase price resulted in the recognition of $269 in goodwill. The tax basis of such goodwill is deductible for income tax purposes over 15 years.

W.L. Lashley & Associates, Inc.

On January 3, 2025, Carrier Enterprise I, one of our joint ventures with Carrier, in which we have an 80% controlling interest, acquired Lashley, a distributor of commercial HVAC supplies, operating from one location in Houston, Texas. Consideration for the purchase consisted of $3,662 in cash, net of cash acquired of $837, 1,036 shares of Common stock having a fair value of $493, and $838 for repayment of indebtedness. Carrier contributed $999 cash to Carrier Enterprise I in connection with the acquisition of Lashley. The purchase price resulted in the recognition of $3,064 in goodwill. The tax basis of such goodwill is deductible for income tax purposes over 15 years.

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

Derivatives Not Designated as Hedging Instruments

We have entered into foreign currency forward contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. We had only one foreign currency forward contract not designated as a hedging instrument at March 31, 2026, the total notional value of which was $8,900. Such contract expired in April 2026.

We recognized losses of $250 and $153 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2026 and 2025, respectively.

7.
FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at March 31, 2026 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	Short-term cash investments	$200,000	—	$200,000	—
Equity securities	Other assets	$1,589	$1,589	—	—
Private equity securities	Other assets	$3,406	—	—	$3,406
Liabilities:
Derivative financial instruments	Accrued expenses & other current liabilities	$71	—	$71	—

			Fair Value Measurements at December 31, 2025 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	Short-term cash investments	$300,000	—	$300,000	—
Derivative financial instruments	Other current assets	$—	—	$—	—
Equity securities	Other assets	$1,564	$1,564	—	—
Private equity securities	Other assets	$3,406	—	—	$3,406

12 of 27

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

8.
SHAREHOLDERS’ EQUITY

Dividend Reinvestment Plan

In March 2024, we implemented the Watsco, Inc. Dividend Reinvestment Plan (the “DRIP”), under which existing shareholders may, in accordance with the DRIP, acquire up to an aggregate of 300,000 shares of each of Common and Class B common stock, as applicable, by reinvesting all or a portion of the cash dividends paid on such shareholders’ shares of common stock. The DRIP has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975). During the quarters ended March 31, 2026 and 2025, 9,890 and 13,942 shares of our common stock, respectively, were issued under the DRIP.

At-the-Market Offering Program

On May 3, 2024, we entered into an amended and restated sales agreement with Robert W. Baird & Co. Inc. (the “2024 ATM Program”), which enables the issuance and sale of Common stock for a maximum aggregate offering amount of up to $400,000. At March 31, 2026, $400,000 was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program have been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975).

Common Stock Dividends

We paid cash dividends of $3.00 and $2.70 per share on common stock during the three months ended March 31, 2026 and 2025, respectively.

Restricted Stock

During the quarter ended March 31, 2026, 1,431 shares of common stock with an aggregate fair market value of $564 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.

Exercise of Stock Options

Cash received from Common stock issued upon the exercise of stock options during the quarters ended March 31, 2026 and 2025 was $5,114 and $10,398, respectively.

During the quarter ended March 31, 2026, 589 shares of Common stock with an aggregate fair market value of $242 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended March 31, 2026 and 2025, we received proceeds of $648 and $651, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

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

13 of 27

be predicted with certainty, based on the current information available, we do not believe the ultimate liability associated with any known claims or litigation will have a material adverse effect on our financial condition or results of operations.

Since 2009, we have been a party to an agreement (the “Agreement”) with Gree Electric Appliances, Inc. of Zhuhai, China (“Gree”) that, among other things, provides us with exclusive distribution rights for certain Gree-branded products in the United States. A dispute has arisen between Gree and Watsco as to whether the automatic renewal provisions of the Agreement extended the term of the Agreement for an additional 10 years before the prior term was to end in January 2026.

In March 2026, Gree filed a complaint for declaratory judgment in Florida’s Circuit Court for Miami-Dade County, seeking a judicial determination that the Agreement did not renew for a successive term and has in fact been terminated. In April 2026, we filed our answer and affirmative defenses to Gree’s complaint, and we interposed counterclaims against Gree to enforce our rights under the Agreement, including seeking a judicial determination that the Agreement renewed for an additional 10-year period and remains in full force and effect, and an award for any damages resulting from Gree’s improper purported termination or non-renewal of the Agreement and Gree’s other related acts. We intend to vigorously prosecute our counterclaims and affirm our position that the Agreement automatically renewed for an additional 10-year period, and to vigorously defend against Gree’s assertion that the Agreement was not renewed.

We continue to purchase Gree-branded products from Gree, and Gree has continued to sell products to us despite the unresolved status of the dispute and the Agreement. Any future material interruption of the business arrangement with Gree under the Agreement could temporarily affect certain of our subsidiaries and may have an adverse impact on our consolidated financial results. For the 12-month period ended March 31, 2026, less than 3% of our consolidated revenues were from the sale of Gree-branded products.

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers several factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $5,976 and $4,871 at March 31, 2026 and December 31, 2025, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

10.
RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 63% and 65% of all inventory purchases made during the quarters ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, approximately $145,000 and $115,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters ended March 31, 2026 and 2025 included approximately $15,000 and $19,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length basis in the ordinary course of business.

A member of our Board of Directors is a Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters ended March 31, 2026 and 2025, fees for services performed were $15 and $22, respectively, and $29 and $19 was payable at March 31, 2026 and December 31, 2025, respectively.

11.
SEGMENT REPORTING

We have one operating and reporting segment: HVAC/R distribution. This sole line of business focuses exclusively on the distribution of air conditioning, heating, and refrigeration equipment and related parts and supplies. Our single reportable segment entity is managed on a consolidated basis, with the CEO serving as the chief operating decision maker (“CODM”). On a monthly basis, the CODM reviews financial information presented on a consolidated basis, as reported in the consolidated statements of income, and uses consolidated operating income and net income to assess performance and allocate resources. The CODM does not receive information that is disaggregated or presented outside of the consolidated statement of income.

Significant expenses within operating income and net income include cost of sales and selling, general and administrative expenses, which are each separately presented in the consolidated statements of income. Other segment items within net income include interest and income taxes.

Our operations are primarily within the United States, including Puerto Rico, Canada, and Mexico. Products are also sold from the United States on an export-only basis to portions of Latin America and the Caribbean Basin. See Note 2 for revenues disaggregated by geographical regions and major product line.

14 of 27

12.
SUBSEQUENT EVENT

On April 23, 2026, we entered into an asset purchase agreement (the “Purchase Agreement”) together with Jackson Supply Company, a Texas corporation (“Jackson”), our wholly owned subsidiary, Jackson Supply LLC (“Buyer”), and the other parties thereto, pursuant to which Buyer has agreed to purchase the assets, and assume certain of the liabilities, comprising the HVAC distribution business of Jackson (the “Business”). Jackson is an HVAC distributor, with annual sales of approximately $230,000. Jackson was founded in 1972 and serves approximately 5,000 customers from 25 locations across Sunbelt markets in Texas, Louisiana, Tennessee, Alabama, Mississippi, Oklahoma, and Arizona.

Pursuant to the Purchase Agreement, upon consummation of the contemplated transaction (the “Closing”), we have agreed to issue to Jackson a number of shares of Common stock equal to $198,000, net of the Business’ debt and transaction expenses, divided by the daily volume-weighted average price of the Common stock on the New York Stock Exchange for the 10 most recent trading days immediately preceding the Closing, of which $25,000 of such shares will be held in escrow for a period of up to 12 months following the Closing in connection with customary purchase price adjustments and indemnification obligations of Jackson. We currently expect Closing to occur in the second quarter of 2026, subject to the satisfaction or waiver of customary closing conditions, including regulatory approval.

15 of 27

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
•
the impact of trade policies and tariffs;
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

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. For additional information regarding important factors that may affect our operations and could cause actual results to vary materially from those anticipated in the forward-looking statements, please see Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the other documents and reports that we file with the SEC. Forward-looking statements speak only as of the date the statements were made. We assume no obligation to update forward-looking information or the discussion of such risks and uncertainties to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

16 of 27

The following information should be read in conjunction with the condensed consolidated unaudited financial statements, including the notes thereto, included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” the “Company,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At March 31, 2026, we operated from 693 locations in 43 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

Revenues primarily consist of sales of air conditioning, heating, and refrigeration equipment, and related parts and supplies. Selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions, and marketing expenses that are variable and correlate to changes in sales. Other significant selling, general and administrative expenses relate to the operation of warehouse and distribution facilities, including a fleet of trucks and forklifts, and facility rent, a majority of which we operate under non-cancelable operating leases.

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

Tariffs

We continue to monitor macroeconomic conditions and recent U.S. trade policy announcements, which have implications for the various OEMs and vendors that comprise our supply chain. Many HVAC equipment and component manufacturers, including Carrier Global Corporation (“Carrier”) and Rheem Manufacturing Company, source component parts from China and Mexico or assemble significant portions of residential and light-commercial products in Mexico, exposing them to tariff and inflationary pressures. In February 2026, the U.S. Supreme Court issued a decision invalidating the broad-based tariffs imposed under the International Emergency Economic Powers Act, providing potential relief from the certain tariff pressures. However, significant uncertainty exists regarding the timing, amount, and scope of any potential tariff refunds following the Supreme Court decision, as well as the possibility of alternative trade policy measures. Additionally, on April 6, 2026, the Section 232 steel and aluminum tariffs were adjusted under a new rule that will change how tariffs are calculated on imported copper, steel, and aluminum products. Under the new rule, tariff rates on most imported copper, steel, and aluminum products will now be calculated on the full value of the imported products, which in some cases will increase the amount of tariff due by the OEMs.

In response, our OEM partners and suppliers have announced or implemented various pricing actions that increase the price of the products we procure. To mitigate these effects, we have taken pricing actions, leveraging our technology platforms to efficiently adapt to changing conditions. While the long-term impact of tariffs remains uncertain, we believe that our focus on the HVAC replacement market remains a stabilizing factor, given the essential role of these products in providing comfort and healthy environments for homeowners and businesses. However, if additional restrictions, amendments to existing trade agreements, such as the United States-Mexico-Canada Agreement, or further tariff increases on goods sourced from or assembled in Mexico and China, significantly raise our product costs, then we may need to increase our prices further, which could lead to reduced sales, customer loss, and potential harm to our business. We will continue to actively monitor these developments and their implications for our supply chain costs and pricing strategy.

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

17 of 27

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

The American Innovation and Manufacturing Act of 2020 granted the U.S. Environmental Protection Agency (the “EPA”) the authority to regulate hydrofluorocarbon (“HFC”) refrigerants. Although HFCs were introduced as alternatives to ozone-depleting substances like chlorofluorocarbons and hydrochlorofluorocarbons, they are now recognized greenhouse gases that impact climate change due to their high global warming potential (“GWP”). Consequently, a required 85% phasedown of HFC production and consumption over a 15-year period commenced on January 1, 2022 (40% of which was completed in 2024). Further regulations were implemented that (1) restricted the use of high-GWP refrigerants in new HVAC systems (the “410A Systems”) manufactured after December 31, 2024 and (2) established a timeline over which the sales and installation of 410A Systems by distributors and contractors were permitted. Beginning in late 2024, the Company, in collaboration with its OEMs and in anticipation of the change, began to transition its inventory to the new lower-GWP HVAC systems (the “A2L Systems”) and phase-out the 410A Systems. The regulations permitted the sale and installation of matching 410A HVAC Systems (i.e., outdoor and indoor components that are installed together) through December 31, 2025, after which the outdoor and indoor components may be separately sold and installed thereafter without limitation or expiration. On October 3, 2025, the EPA proposed changes to this regulation that would eliminate or extend the December 31, 2025 installation deadline of matching 410A Systems beyond that date, thus allowing the continued sale of such matching systems. As of the date of this filing, a final rule has not been issued. On December 23, 2025, the EPA issued an enforcement statement deprioritizing enforcement of the installation ban for affected 410A Systems that became effective on January 1, 2026. The Company continues to sell components of 410A Systems separately as permitted under the regulations and will assess its ability of offering matching 410A Systems once the EPA finalizes the rule change, which is expected in 2026.

We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Based on estimates validated by independent sources, we averted an estimated 26.9 million metric tons of CO2e emissions from January 1, 2020 to March 31, 2026 through the sale of replacement residential HVAC systems at higher-efficiency standards.

Gree Agreement

Since 2009, we have been a party to an agreement (the “Agreement”) with Gree Electric Appliances, Inc. of Zhuhai, China (“Gree”) that, among other things, provides us with exclusive distribution rights for certain Gree-branded products in the United States. A dispute has arisen between Gree and Watsco as to whether the automatic renewal provisions of the Agreement extended the term of the Agreement for an additional 10 years before the prior term was to end in January 2026.

In March 2026, Gree filed a complaint for declaratory judgment in Florida’s Circuit Court for Miami-Dade County, seeking a judicial determination that the Agreement did not renew for a successive term and has in fact been terminated. In April 2026, we filed our answer and affirmative defenses to Gree’s complaint, and we interposed counterclaims against Gree to enforce our rights under the Agreement, including seeking a judicial determination that the Agreement renewed for an additional 10-year period and remains in full force and effect, and an award for any damages resulting from Gree’s improper purported termination or non-renewal of the Agreement and Gree’s other related acts. We intend to vigorously prosecute our counterclaims and affirm our position that the Agreement automatically renewed for an additional 10-year period, and to vigorously defend against Gree’s assertion that the Agreement was not renewed.

We continue to purchase Gree-branded products from Gree, and Gree has continued to sell products to us despite the unresolved status of the dispute and the Agreement. Any future material interruption of the business arrangement with Gree under the Agreement could temporarily affect certain of our subsidiaries and may have an adverse impact on our consolidated financial results. For the 12-month period ended March 31, 2026, less than 3% of our consolidated revenues were from the sale of Gree-branded products.

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

18 of 27

Our critical accounting estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026. We believe that there have been no significant changes during the quarter ended March 31, 2026 to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted, and to be adopted, accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters ended March 31, 2026 and 2025:

	Quarters Ended March 31,
	2026	2025
Revenues	100.0%	100.0%
Cost of sales	72.1	71.9
Gross profit	27.9	28.1
Selling, general and administrative expenses	21.1	21.1
Other income	0.4	0.3
Operating income	7.2	7.3
Interest income, net	0.4	0.4
Income before income taxes	7.6	7.7
Income taxes	1.5	1.5
Net income	6.1	6.2
Less: net income attributable to non-controlling interest	0.9	0.9
Net income attributable to Watsco, Inc.	5.2%	5.2%

Note: Due to rounding, percentages may not total 100.

The following narratives reflect our acquisitions of Southern Ice Equipment Distributors, Inc. (“SIE”) in May 2025, Hawkins HVAC Distributors, Inc. (“Hawkins”) in April 2025, and W.L. Lashley & Associates, Inc. (“Lashley”) in January 2025. We did not acquire any businesses during the quarter ended March 31, 2026.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At both March 31, 2026 and 2025, two locations that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.

The table below summarizes the changes in our locations for the 12 months ended March 31, 2026:

Number of Locations
March 31, 2025	693
Opened	3
Acquired	9
Closed	(10)
December 31, 2025	695
Closed	(2)
March 31, 2026	693

Revenues

	Quarters Ended March 31,
(in millions)	2026	2025	Change
Revenues	$1,533.0	$1,531.1	$1.9	0%

19 of 27

The increase in revenues for the first quarter of 2026 included $8.6 million attributable to new locations acquired and $0.9 million from other locations opened during the preceding 12 months, offset by $4.2 million from locations closed.

	Quarters Ended March 31,
(in millions)	2026	2025	Change
Same-store sales	$1,523.4	$1,526.8	$(3.4)	(0)%

The following table presents our revenues for the first quarter of 2026, as a percentage of sales, by major product lines and the related percentage change in revenues from the prior period:

	% of Sales Quarters Ended March 31,
	2026	2025	Change
HVAC equipment	65%	67%	(1)%
Other HVAC products	30%	29%	4%
Commercial refrigeration products	5%	4%	11%

HVAC equipment sales comprise various products including, but not limited to, residential ducted and ductless systems, furnaces, and other indoor components, as well as commercial HVAC systems. Within HVAC equipment, sales of residential products declined 2% (reflecting a 1% increase in U.S. markets and a 30% decrease in international markets) and sales of commercial products were flat (reflecting a 2% decrease in U.S. markets and a 7% increase in international markets). The largest component of residential sales are ducted compressor-bearing systems produced by a variety of OEMs. Sales of ducted residential compressor-bearing systems decreased 1% during the first quarter of 2026, reflecting an 8% decrease in unit volume and a 7% increase in average selling price. The lower unit volumes primarily resulted from lingering disruption from last year's A2L product transition, lower home building activity, and reduced consumer spending for replacement systems and upgrades.

Gross Profit

	Quarters Ended March 31,
(in millions)	2026	2025	Change
Gross profit	$427.6	$429.6	$(2.0)	(0)%
Gross margin	27.9%	28.1%

Gross profit margin declined 20 basis-points primarily due to the sales mix of HVAC equipment in 2026 as compared to 2025.

Selling, General and Administrative Expenses

	Quarters Ended March 31,
(in millions)	2026	2025	Change
Selling, general and administrative expenses	$322.9	$322.6	$0.3	0%
Selling, general and administrative expenses as a percentage of revenues	21.1%	21.1%

On a same-store basis, selling, general and administrative expenses were flat as compared to 2025.

Other Income

Other income of $5.5 million and $5.1 million for the first quarter of 2026 and 2025, respectively, represented our share of the net income of Russell Sigler, Inc. (“RSI”), in which Carrier Enterprise I has a 38.4% equity interest. Carrier Enterprise I is one of our joint ventures with Carrier, in which we have an 80% controlling interest.

Interest Income, Net

Interest income, net for the first quarter of 2026 increased $1.0 million, or 19%, primarily due to higher cash and short-term cash investment balances on hand for the 2026 period as compared to the same period in 2025.

Income Taxes

	Quarters Ended March 31,
(in millions)	2026	2025	Change
Income taxes	$23.7	$23.1	$0.6	3%
Effective income tax rate	22.9%	22.1%

20 of 27

Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The increase in the effective income tax rate was primarily due to lower share-based compensation deductions and lower tax credits, including purchased tax credits, combined with lower earnings in 2026 as compared to 2025.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco, Inc. for the quarter ended March 31, 2026 decreased $1.0 million, or 1%, compared to the same period in 2025.

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

As of March 31, 2026, we had $392.7 million of cash and cash equivalents, of which $119.7 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions. We also had $200.0 million of short-term cash investments as of March 31, 2026 consisting of certificates of deposit with varying maturities through September 2026.

Our access to funds under our revolving credit agreement depends on the ability of the syndicate banks to meet their respective funding commitments. Disruptions in the credit and capital markets could adversely affect our ability to draw on our revolving credit agreement and may also adversely affect the determination of interest rates, particularly rates based on the Secured Overnight Financing Rate, which is one of the base rates under our revolving credit agreement. Additionally, disruptions in the credit and capital markets could also result in increased borrowing costs or reduced borrowing capacity under our revolving credit agreement.

Working Capital

Working capital decreased to $2,229.3 million at March 31, 2026 from $2,236.8 million at December 31, 2025.

Cash Flows

The following table summarizes our cash flow activity for the quarters ended March 31, 2026 and 2025 (in millions):

21 of 27

	2026	2025	Change
Cash flows used in operating activities	$(18.9)	$(177.6)	$158.7
Cash flows provided by investing activities	$93.1	$244.6	$(151.5)
Cash flows used in financing activities	$(114.0)	$(161.7)	$47.7

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash used in operating activities was lower primarily due to the timing of vendor payments and an increase in accounts receivable in 2026 as compared to 2025.

Investing Activities

Net cash provided by investing activities decreased primarily due to lower net proceeds from certificates of deposit that matured in 2026 as compared to 2025.

Financing Activities

Net cash used in financing activities decreased primarily due to the timing of distributions to the non-controlling interest offset by increased dividends in 2026.

Revolving Credit Agreement

We maintain an unsecured, five-year $600.0 million syndicated multicurrency revolving credit agreement, which may be used for, among other things, funding seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases, and issuances of letters of credit. The revolving credit facility has a seasonal component from October 1 to March 31, during which the borrowing capacity may be reduced to $500.0 million at our discretion (which effectively reduces fees payable in respect of the unused portion of the commitment), and we effected this reduction on October 1, 2025. Included in the revolving credit facility are a $125.0 million swing line loan sublimit, a $10.0 million letter of credit sublimit, a $75.0 million alternative currency borrowing sublimit, and a $10.0 million Mexican borrowing subfacility. The revolving credit agreement matures on March 16, 2028.

At March 31, 2026 and December 31, 2025, there was no outstanding balance under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at March 31, 2026.

At-the-Market Offering Program

On May 3, 2024, we entered into an amended and restated sales agreement with Robert W. Baird & Co. Inc. (the “2024 ATM Program”), which enables the issuance and sale of Common stock for a maximum aggregate offering amount of up to $400.0 million. At March 31, 2026, $400.0 million was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program have been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975).

Investment in Unconsolidated Entity

Carrier Enterprise I has a 38.4% ownership interest in RSI, an HVAC distributor operating from 36 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.

Carrier Enterprise I is a party to a shareholders’ agreement with RSI and its shareholders (the “RSI Shareholders’Agreement”), consisting of five Sigler second generation family siblings and their affiliates, who collectively own 55.4% of RSI (the “RSI Majority Holders”) and certain next-generation Sigler family members and a RSI employee, who collectively own 6.2% of RSI (the “RSI Minority Holders” and, together with the RSI Majority Holders, the “RSI Shareholders”). Pursuant to the RSI Shareholders’ Agreement, the RSI Shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on the higher of book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price for its 38.4% investment held in RSI. The RSI Shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from the RSI Shareholders the remaining outstanding shares of RSI common stock. At March 31, 2026, using the criteria set forth in the RSI Shareholders’ Agreement, the valuation of the RSI Shareholders’ RSI common stock was approximately $469.0 million.

22 of 27

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

We believe that our operating cash flows, cash on hand, short-term cash investments, funds available for borrowing under our revolving credit agreement, or proceeds from the sale of Common stock under the 2024 ATM Program would be sufficient should the purchase of any additional ownership interests in RSI be made in cash pursuant to the agreement described in the preceding paragraph.

Acquisitions

Jackson Supply Company, Inc.

On April 23, 2026, we entered into an agreement to purchase the assets, and assume certain of the liabilities, comprising the HVAC distribution business of Jackson Supply Company (“Jackson”), an HVAC distributor, with annual sales of approximately $230.0 million. Jackson was founded in 1972 and serves approximately 5,000 customers from 25 locations across Sunbelt markets in Texas, Louisiana, Tennessee, Alabama, Mississippi, Oklahoma, and Arizona. The transaction is expected to close in the second quarter pending completion of customary closing conditions and regulatory approvals. For additional information, see Note 12 to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Southern Ice Equipment Distributors, Inc.

On May 1, 2025, one of our wholly owned subsidiaries acquired SIE, a distributor of food service and ice machine equipment, parts and supplies, operating from seven locations in Arizona, Arkansas, Louisiana, Mississippi, New Mexico, and Texas. Consideration for the purchase consisted of $14.2 million in cash, net of cash acquired of $0.7 million, and 7,400 shares of Common stock having a fair value of $3.1 million net of a discount for lack of marketability.

Hawkins HVAC Distributors, Inc.

On April 1, 2025, one of our wholly owned subsidiaries acquired Hawkins, a distributor of residential HVAC equipment and supplies, operating from two locations in North Carolina and South Carolina. Consideration for the purchase consisted of $2.5 million in cash, net of cash acquired of $0.4 million.

W.L. Lashley & Associates, Inc.

On January 3, 2025, Carrier Enterprise I acquired Lashley, a distributor of commercial HVAC supplies, operating from one location in Houston, Texas. Consideration for the purchase consisted of $3.7 million in cash, 1,036 shares of Common stock having a fair value of $0.5 million, and $0.8 million for repayment of indebtedness, net of cash acquired of $0.8 million. Carrier contributed $1.0 million cash to Carrier Enterprise I in connection with the acquisition of Lashley.

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

Common Stock Dividends

We paid cash dividends of $3.00 and $2.70 per share on common stock during the three months ended March 31, 2026 and 2025, respectively. On April 1, 2026, our Board of Directors declared a regular quarterly cash dividend of $3.30 per share on common stock that was paid on April 30, 2026 to shareholders of record as of April 16, 2026. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, prospects, and other factors deemed relevant by our Board of Directors.

23 of 27

Dividend Reinvestment Plan

In March 2024, we implemented the Watsco, Inc. Dividend Reinvestment Plan (the “DRIP”), under which existing shareholders may, in accordance with the DRIP, acquire up to an aggregate of 300,000 shares of each of Common and Class B common stock, as applicable, by reinvesting all or a portion of the cash dividends paid on such shareholders’ shares of common stock. The DRIP has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975). During the quarters ended March 31, 2026 and 2025, 9,890 and 13,942 shares of our common stock, respectively, were issued under the DRIP.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of common stock have been repurchased at a cost of $114.4 million since the inception of the program. At March 31, 2026, there were 1,129,087 shares remaining authorized for repurchase under the program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal control over financial reporting. This results in refinements to processes throughout the Company. However, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 9 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims, and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended March 31, 2026 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 11, 2026, we issued 27,503 shares of our Common stock to our Profit Sharing Retirement Plan & Trust (the “Profit Sharing Plan”) representing the employer match under the Profit Sharing Plan for the plan year ended December 31, 2025, without registration under the Securities Act. This issuance was exempt from registration under the Securities Act pursuant to Section 3(a)(2) thereof. The Profit Sharing Plan is a profit sharing retirement plan that is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. The assets of the Profit Sharing Plan are held in a single trust fund for the benefit of our employees, and the Profit Sharing Plan does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Profit Sharing Plan from our employees have been invested in assets other than our Common stock. We have contributed all of the Common stock held by the

24 of 27

Profit Sharing Plan as a discretionary matching contribution, which, at the time of contribution, was lower in value than the employee contributions that the contribution matched.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	—	$—	—	$—
February 1, 2026 to February 28, 2026	—	—	—	—
March 1, 2026 to March 31, 2026	1,431	394.19	—	—
Total	1,431	$394.19	—	$—

(1)
During the quarter ended March 31, 2026, we purchased an aggregate of 1,431 shares of our Class B common stock to satisfy the tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

25 of 27

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

10.1

Twenty-seventh Amendment dated January 1, 2026 to Employment Agreement and Incentive Plan dated January 31, 1996 by and between Watsco, Inc. and Albert H. Nahmad (filed as Exhibit 10.1(bb) to the Annual Report on Form 10-K for the year ended December 31, 2025 and incorporated herein by reference). *

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1

Certification of Chief Executive Officer, Executive Vice President, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. #

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. #

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

# Filed herewith.

+ Furnished herewith.

* Management contract or compensation plan or arrangement.

26 of 27

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: May 8, 2026	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

27 of 27