Form 10-Q
period 2026-06-30
WATSCO INC
filed 2026-08-07
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2026

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

The registrant’s common stock outstanding as of August 4, 2026 comprised (i) 35,588,756 shares of Common stock, $0.50 par value per share, excluding 4,066,875 treasury shares and (ii) 5,663,438 shares of Class B common stock, $0.50 par value per share.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 28

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$2,104,859	$2,062,442	$3,637,869	$3,593,528
Cost of sales	1,525,930	1,458,954	2,631,385	2,560,417
Gross profit	578,929	603,488	1,006,484	1,033,111
Selling, general and administrative expenses	348,986	339,001	671,837	661,582
Other income	8,429	7,382	13,909	12,528
Operating income	238,372	271,869	348,556	384,057
Interest income, net	3,497	2,329	9,956	7,746
Income before income taxes	241,869	274,198	358,512	391,803
Income taxes	50,567	57,430	74,269	80,495
Net income	191,302	216,768	284,243	311,308
Less: net income attributable to non-controlling interest	27,966	33,155	41,833	47,634
Net income attributable to Watsco, Inc.	$163,336	$183,613	$242,410	$263,674
Earnings per share for Common and Class B common stock (collectively “common stock”):
Basic	$4.00	$4.53	$5.93	$6.52
Diluted	$4.00	$4.52	$5.92	$6.50

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 28

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$191,302	$216,768	$284,243	$311,308
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(5,600)	15,770	(10,525)	16,018
Comprehensive income	185,702	232,538	273,718	327,326
Less: comprehensive income attributable to non-controlling interest	25,982	38,567	38,112	53,130
Comprehensive income attributable to Watsco, Inc.	$159,720	$193,971	$235,606	$274,196

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 28

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$364,189	$433,283
Short-term cash investments	100,000	300,000
Accounts receivable, net	1,060,767	796,181
Inventories, net	1,890,473	1,386,317
Other current assets	38,668	38,725
Total current assets	3,454,097	2,954,506

Property and equipment, net	146,892	136,012
Operating lease right-of-use assets	509,300	452,547
Goodwill	559,693	462,509
Intangible assets, net	205,252	210,427
Investment in unconsolidated entity	193,899	185,234
Other assets	15,584	13,570
	$5,084,717	$4,414,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of lease liabilities	$119,723	$117,153
Accounts payable	660,299	350,425
Accrued expenses and other current liabilities	299,752	250,164
Total current liabilities	1,079,774	717,742

Long-term obligations:
Operating lease liabilities, net of current portion	406,478	350,616
Finance lease liabilities, net of current portion	9,068	11,019
Total long-term obligations	415,546	361,635
Deferred income taxes and other liabilities	116,187	113,367

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	19,822	19,504
Class B common stock, $0.50 par value	2,827	2,817
Preferred stock, $0.50 par value	—	—
Paid-in capital	1,796,411	1,563,389
Accumulated other comprehensive loss, net of tax	(57,109)	(50,305)
Retained earnings	1,305,691	1,319,201
Treasury stock, at cost	(73,229)	(73,230)
Total Watsco, Inc. shareholders’ equity	2,994,413	2,781,376
Non-controlling interest	478,797	440,685
Total shareholders’ equity	3,473,210	3,222,061
	$5,084,717	$4,414,805

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 28

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2025	40,575,912	$22,321	$1,563,389	$(50,305)	$1,319,201	$(73,230)	$440,685	$3,222,061
Net income					79,074		13,867	92,941
Other comprehensive (loss)				(3,188)			(1,737)	(4,925)
Issuances of restricted shares of common stock	33,455	17	(17)					—
Forfeitures of restricted shares of common stock	(11,000)	(6)	6					—
Common stock contribution to 401(k) plan	27,503	14	9,253					9,267
Stock issuances from exercise of stock options and employee stock purchase plan	20,226	10	5,968					5,978
Retirement of common stock	(2,020)	(1)	(805)					(806)
Share-based compensation			8,328					8,328
Dividend reinvestment plan	9,890	5	3,846			—		3,851
Dividends declared and paid on common stock, $3.00 per share					(121,775)			(121,775)
Balance at March 31, 2026	40,653,966	22,360	1,589,968	(53,493)	1,276,500	(73,230)	452,815	3,214,920
Net income					163,336		27,966	191,302
Other comprehensive (loss)				(3,616)			(1,984)	(5,600)
Issuances of restricted shares of common stock	32,410	16	(16)					—
Forfeitures of restricted shares of common stock	(9,000)	(4)	4					—
Stock issuances from exercise of stock options and employee stock purchase plan	28,901	14	8,478					8,492
Common stock issued for Jackson Supply Company	517,884	259	185,905					186,164
Retirement of common stock	(2,206)	(1)	(812)					(813)
Share-based compensation			8,634					8,634
Dividend reinvestment plan	9,456	5	4,250			1		4,256
Dividends declared and paid on common stock, $3.30 per share					(134,145)			(134,145)
Balance at June 30, 2026	41,231,411	$22,649	$1,796,411	$(57,109)	$1,305,691	$(73,229)	$478,797	$3,473,210

Continued on next page.

6 of 28

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2024	40,352,263	$22,220	$1,472,170	$(59,893)	$1,295,972	$(73,479)	$407,248	$3,064,238
Net income					80,061		14,479	94,540
Other comprehensive income				164			84	248
Issuances of restricted shares of common stock	52,503	26	(26)					—
Forfeitures of restricted shares of common stock	(4,000)	(2)	2					—
Common stock contribution to 401(k) plan	18,450	9	8,734					8,743
Stock issuances from exercise of stock options and employee stock purchase plan	43,568	22	11,027					11,049
Common stock issued for W.L. Lashley & Associates, Inc.	1,036	1	492					493
Investment in W.L. Lashley & Associates, Inc.							999	999
Share-based compensation			9,879					9,879
Dividend reinvestment plan	13,942		6,541			167		6,708
Dividends declared and paid on common stock, $2.70 per share					(109,037)			(109,037)
Balance at March 31, 2025	40,477,762	22,276	1,508,819	(59,729)	1,266,996	(73,312)	422,810	3,087,860
Net income					183,613		33,155	216,768
Other comprehensive income				10,358			5,412	15,770
Issuances of restricted shares of common stock	14,500	7	(7)					—
Forfeitures of restricted shares of common stock	(3,000)	(2)	2					—
Stock issuances from exercise of stock options and employee stock purchase plan	17,000	8	4,104					4,112
Common stock issued for Southern Ice Equipment Distributors, Inc.	7,400	4	3,409					3,413
Retirement of common stock	(2,232)	(1)	(1,066)					(1,067)
Share-based compensation			9,020					9,020
Dividend reinvestment plan	16,553	5	7,317			81		7,403
Dividends declared and paid on common stock, $3.00 per share					(121,460)			(121,460)
Balance at June 30, 2025	40,527,983	$22,297	$1,531,598	$(49,371)	$1,329,149	$(73,231)	$461,377	$3,221,819

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 28

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$284,243	$311,308
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,943	21,687
Non-cash contribution to 401(k) plan	9,267	8,743
Share-based compensation	16,711	17,612
Provision for doubtful accounts	2,442	704
Other income from investment in unconsolidated entity	(13,909)	(12,528)
Other, net	2,861	3,297
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(244,560)	(131,119)
Inventories, net	(443,966)	(552,956)
Accounts payable and other liabilities	339,169	149,774
Other, net	4,359	(1,612)
Net cash used in operating activities	(21,440)	(185,090)
Cash flows from investing activities:
Proceeds from maturities of short-term cash investments	300,000	255,669
Business acquisitions, net of cash acquired	7,663	(19,383)
Proceeds from sale of property and equipment	52	344
Capital expenditures	(15,950)	(14,378)
Purchases of short-term cash investments	(100,000)	—
Net cash provided by investing activities	191,765	222,252
Cash flows from financing activities:
Dividends on common stock	(255,920)	(230,497)
Net repayments of finance lease liabilities	(2,398)	(3,110)
Repurchases of common stock to satisfy employee withholding tax obligations	(1,403)	—
Distributions to non-controlling interest	—	(69,829)
Proceeds from non-controlling interest for investment in W.L. Lashley & Associates, Inc.	—	999
Proceeds from dividend reinvestment plan	8,107	14,111
Proceeds from issuances of Common stock under employee related plans	14,254	14,093
Net cash used in financing activities	(237,360)	(274,233)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,059)	3,778
Net decrease in cash and cash equivalents	(69,094)	(233,293)
Cash and cash equivalents at beginning of period	433,283	526,271
Cash and cash equivalents at end of period	$364,189	$292,978
Supplemental cash flow information:
Common stock issued for Jackson Supply Company	$186,164	$—
Common stock issued for W.L. Lashley & Associates, Inc.	$—	$493
Common stock issued for Southern Ice Equipment Distributors, Inc.	$—	$3,133

See accompanying notes to condensed consolidated unaudited financial statements.

8 of 28

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2026

(In thousands, except share and per share data)

1.
BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. (collectively with its subsidiaries, “Watsco,” the “Company,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying June 30, 2026 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The condensed consolidated unaudited financial statements include (i) the accounts of Watsco and its wholly owned subsidiaries, (ii) the accounts of five U.S. joint ventures and their subsidiaries with Carrier Global Corporation, which we refer to as Carrier, in which we have an 80% controlling interest and Carrier has a 20% non-controlling interest, (iii) the accounts of a Canadian joint venture with Carrier, in which we have a 60% controlling interest and Carrier has a 40% non-controlling interest, and (iv) a 38.4% investment in Russell Sigler, Inc. (“RSI”), owned by one of the joint ventures referred to in (ii) above that is accounted for under the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the quarter and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to new construction throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.

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

9 of 28

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

Interim Reporting

In December 2025, the FASB issued guidance that clarifies the scope and requirements for interim financial statement disclosures. The guidance creates a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose in interim periods any event or change since the previous year end that has had a material effect on the entity. This guidance may be applied prospectively or retrospectively and is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

2.
REVENUES

Disaggregation of Revenues

The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarters Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Primary Geographical Regions:
United States	$1,926,749	$1,874,385	$3,322,234	$3,252,018
Canada	88,324	93,707	155,712	170,120
Latin America and the Caribbean	89,786	94,350	159,923	171,390
	$2,104,859	$2,062,442	$3,637,869	$3,593,528
Major Product Lines:
HVAC equipment	68%	68%	67%	68%
Other HVAC products	28%	28%	29%	28%
Commercial refrigeration products	4%	4%	4%	4%
	100%	100%	100%	100%

10 of 28

3.
EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for our common stock:

	Quarters Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$163,336	$183,613	$242,410	$263,674
Less: distributed and undistributed earnings allocated to restricted common stock	10,734	12,166	16,855	17,413
Earnings allocated to Watsco, Inc. shareholders	$152,602	$171,447	$225,555	$246,261
Weighted-average common shares outstanding - Basic	38,162,359	37,825,623	38,048,185	37,789,116
Basic earnings per share for common stock	$4.00	$4.53	$5.93	$6.52
Allocation of earnings for Basic:
Common stock	$139,048	$156,301	$205,461	$224,485
Class B common stock	13,554	15,146	20,094	21,776
	$152,602	$171,447	$225,555	$246,261
Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$163,336	$183,613	$242,410	$263,674
Less: distributed and undistributed earnings allocated to restricted common stock	10,733	12,159	16,855	17,409
Earnings allocated to Watsco, Inc. shareholders	$152,603	$171,454	$225,555	$246,265
Weighted-average common shares outstanding - Basic	38,162,359	37,825,623	38,048,185	37,789,116
Effect of dilutive stock options	30,333	73,807	31,081	87,354
Weighted-average common shares outstanding - Diluted	38,192,692	37,899,430	38,079,266	37,876,470
Diluted earnings per share for common stock	$4.00	$4.52	$5.92	$6.50
Anti-dilutive stock options not included above	95,301	42,628	80,957	25,060

Diluted earnings per share for our Common stock assumes the conversion of all our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At June 30, 2026 and 2025, our outstanding Class B common stock was convertible into 3,389,595 and 3,341,536 shares of our Common stock, respectively.

4.
OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency.

The change in accumulated other comprehensive loss, net of tax, was as follows:

Six Months Ended June 30,	2026	2025
Foreign currency translation adjustment:
Beginning balance	$(50,305)	$(59,893)
Current period other comprehensive (loss) income	(6,804)	10,522
Ending balance	$(57,109)	$(49,371)

11 of 28

5.
ACQUISITIONS

Jackson Supply Company

On June 1, 2026, we acquired substantially all the assets and assumed certain of the liabilities of Jackson Supply Company (“Jackson”), a distributor of residential HVAC equipment and supplies with annual sales for the year ended December 31, 2025 of approximately $230,000, operating from 25 locations across Sunbelt markets in Texas, Louisiana, Tennessee, Alabama, Mississippi, Oklahoma, and Arizona. We formed a new, wholly owned subsidiary, Jackson Supply, LLC, that operates this business. Consideration for the net purchase price consisted of 517,884 shares of Common stock having a fair value of $186,164, net of cash acquired of $7,663. Of the 517,884 shares of Common stock issued, 65,389 shares will be held in escrow for a period of up to 12 months in connection with customary purchase price adjustments and indemnification obligations of Jackson. The preliminary purchase price resulted in the initial estimated recognition of $99,612 in goodwill. The tax basis of the acquired goodwill recognized is not deductible for income tax purposes.

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

W.L. Lashley & Associates, Inc.

On January 3, 2025, Carrier Enterprise I, one of our joint ventures with Carrier, in which we have an 80% controlling interest, acquired W.L. Lashley & Associates, Inc. (“Lashley”), a distributor of commercial HVAC supplies, operating from one location in Houston, Texas. Consideration for the purchase consisted of $3,662 in cash, net of cash acquired of $837, 1,036 shares of Common stock having a fair value of $493, and $838 for repayment of indebtedness. Carrier contributed $999 cash to Carrier Enterprise I in connection with the acquisition of Lashley. The purchase price resulted in the recognition of $3,064 in goodwill. The tax basis of such goodwill is deductible for income tax purposes over 15 years.

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

Derivatives Not Designated as Hedging Instruments

We have entered into foreign currency forward contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. We had only one foreign currency forward contract not designated as a hedging instrument at June 30, 2026, the total notional value of which was $9,000. Such contract expired in July 2026.

We recognized losses of $327 and $590 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended June 30, 2026 and 2025, respectively. We recognized losses of $577 and $743 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the six months ended June 30, 2026 and 2025, respectively.

12 of 28

7.
FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at June 30, 2026 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	Short-term cash investments	$100,000	—	$100,000	—
Derivative financial instruments	Other current assets	$6	—	$6	—
Equity securities	Other assets	$2,227	$2,227	—	—
Private equity securities	Other assets	$3,406	—	—	$3,406

			Fair Value Measurements at December 31, 2025 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	Short-term cash investments	$300,000	—	$300,000	—
Derivative financial instruments	Other current assets	$—	—	$—	—
Equity securities	Other assets	$1,564	$1,564	—	—
Private equity securities	Other assets	$3,406	—	—	$3,406

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

8.
SHAREHOLDERS’ EQUITY

Dividend Reinvestment Plan

In March 2024, we implemented the Watsco, Inc. Dividend Reinvestment Plan (the “DRIP”), under which existing shareholders may, in accordance with the DRIP, acquire up to an aggregate of 300,000 shares of each of Common and Class B common stock, as applicable, by reinvesting all or a portion of the cash dividends paid on such shareholders’ shares of common stock. The DRIP has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975). During the quarters ended June 30, 2026 and 2025, 9,456 and 16,553 shares of our common stock, respectively, were issued under the DRIP. During the six months ended June 30, 2026 and 2025, 19,346 and 30,495 shares of our common stock, respectively, were issued under the DRIP.

At-the-Market Offering Program

In May 2024, we entered into an amended and restated sales agreement with Robert W. Baird & Co. Inc. (the “2024 ATM Program”), which enables the issuance and sale of Common stock for a maximum aggregate offering amount of up to $400,000. At June 30, 2026, $400,000 was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program have been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975).

Common Stock Dividends

We paid cash dividends of $3.30, $3.00, $6.30, and $5.70 per share on common stock during the quarters and six months ended June 30, 2026 and 2025, respectively.

13 of 28

Restricted Stock

During the quarter and six months ended June 30, 2026, a total of 2,206 shares of common stock with an aggregate fair market value of $813, and a total of 3,637 shares of commons stock with an aggregate fair market value of $1,377, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.

Exercise of Stock Options

Cash received from Common stock issued upon the exercise of stock options during the quarters and six months ended June 30, 2026 and 2025 was $7,880, $2,462, $12,994, and $12,860, respectively.

During the six months ended June 30, 2026, 589 shares of Common stock with an aggregate fair market value of $242 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery. During the quarter and six months ended June 30, 2025, 2,232 shares of Common stock with an aggregate fair market value of $1,067 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended June 30, 2026 and 2025, we received proceeds of $612 and $582, respectively, for shares of our Common stock purchased under our employee stock purchase plan. During the six months ended June 30, 2026 and 2025, we received proceeds of $1,260 and $1,233, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

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

Any material interruption of the business arrangement with Gree under the Agreement could temporarily affect certain of our subsidiaries and may have an adverse impact on our consolidated financial results. For the 12-month period ended June 30, 2026, less than 3% of our consolidated revenues were from the sale of Gree-branded products.

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers several factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $5,252 and $4,871 at June 30, 2026 and December 31, 2025, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

14 of 28

10.
RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 64% and 59% of all inventory purchases made during the quarters ended June 30, 2026 and 2025, respectively. Purchases from Carrier and its affiliates comprised 63% and 62% of all inventory purchases made during the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, approximately $149,000 and $115,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and six months ended June 30, 2026 and 2025 included approximately $19,000, $6,000, $34,000, and $25,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length basis in the ordinary course of business.

A member of our Board of Directors is a Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and six months ended June 30, 2026 and 2025, fees for services performed were $59, $87, $74, and $109, respectively, and $32 and $19 was payable at June 30, 2026 and December 31, 2025, respectively.

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
•
the impact of trade policies and tariffs both in the United States and in the international markets we serve;
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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” the “Company,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At June 30, 2026, we operated from 723 locations in 43 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

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

Tariffs

We continue to monitor macroeconomic conditions and developments in U.S. trade policy, which have implications for the various OEMs and vendors that comprise our supply chain. Many HVAC equipment and component manufacturers, including Carrier Global Corporation (“Carrier”) and Rheem Manufacturing Company, source component parts from China and Mexico or assemble significant portions of residential and light-commercial products in Mexico, exposing them to tariffs and inflationary pressures.

In February 2026, the U.S. Supreme Court issued a decision invalidating the broad-based tariffs imposed under the International Emergency Economic Powers Act, providing potential relief from certain tariffs. In April 2026, the Trump Administration modified the Section 232 tariff framework so that tariffs on many imported aluminum, steel, and copper products are calculated on the full customs value of covered products rather than on only the value of the underlying metal content, which in some cases increased the amount of tariffs incurred by OEMs. The Trump Administration further modified the Section 232 tariff regime in June 2026 by temporarily reducing the tariff rate applicable to certain residential HVAC systems and components that qualify as covered derivative products from 25% to 15%, while also making other changes to product coverage and eligibility requirements. Although these changes may provide targeted relief for certain HVAC products, the broader tariff environment remains dynamic and may continue to contribute to cost pressures across portions of our supply chain.

Our OEM partners and suppliers continue to evaluate and implement various pricing actions that impact the cost of the products we procure. To mitigate these effects, we have implemented pricing actions where appropriate to respond to changes in the cost of the products we procure and continue to leverage our technology platforms and operating capabilities to respond efficiently to changing market conditions; however, it may not be possible to pass all of our OEM’s pricing actions through to our customers. While the long-term impact of tariffs and related trade measures remains uncertain, we believe our focus on the HVAC replacement market remains a stabilizing factor, given the essential nature of these products in providing comfort and healthy environments for homeowners and businesses. However, if additional tariffs, trade restrictions, amendments to existing trade agreements, such as the United States-Mexico-Canada Agreement, or further tariff increases on goods sourced from or assembled in Mexico and China, significantly raise our product costs, then we may need to increase our prices further, which could lead to reduced sales, customer loss, and potential harm to our business. We will continue to actively monitor these developments and their implications for our supply chain, product costs, pricing strategy, and overall operations.

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

17 of 28

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

The American Innovation and Manufacturing Act of 2020 granted the U.S. Environmental Protection Agency (the “EPA”) the authority to regulate hydrofluorocarbon (“HFC”) refrigerants. Although HFCs were introduced as alternatives to ozone-depleting substances like chlorofluorocarbons and hydrochlorofluorocarbons, they are now recognized greenhouse gases that impact climate change due to their high global warming potential (“GWP”). Consequently, a required 85% phasedown of HFC production and consumption over a 15-year period commenced on January 1, 2022 (40% of which was completed in 2024). Further regulations were implemented that (1) restricted the use of high-GWP refrigerants in HVAC systems manufactured after December 31, 2024 (the “410A Systems”) and (2) established a timeline governing the sale and installation of 410A Systems by distributors and contractors. Beginning in late 2024, the Company, in collaboration with its OEMs and in anticipation of these regulatory changes, began transitioning its inventory to the new lower-GWP HVAC systems (the “A2L Systems”) while phasing out its inventory of 410A Systems. The regulations permitted the sale and installation of matching 410A HVAC Systems (i.e., outdoor and indoor components that are installed together) through December 31, 2025, after which the outdoor and indoor components could be separately sold and installed thereafter without limitation or expiration. On October 3, 2025, the EPA proposed changes to this regulation that would eliminate or extend the December 31, 2025 sale and installation deadline of matching 410A Systems beyond that date, thus allowing the continued sale of such matching systems. On May 26, 2026, the EPA issued the final rule which eliminated the prior deadline for the sale and installation of matching 410A Systems effective July 26, 2026, thereby permitting the continued sale and installation of such systems. As of the date of this filing, the Company continues to sell matching 410A Systems and related components.

We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Based on estimates validated by independent sources, we averted an estimated 27.7 million metric tons of CO2e emissions from January 1, 2020 to June 30, 2026 through the sale of replacement residential HVAC systems at higher-efficiency standards.

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

Any material interruption of the business arrangement with Gree under the Agreement could temporarily affect certain of our subsidiaries and may have an adverse impact on our consolidated financial results. For the 12-month period ended June 30, 2026, less than 3% of our consolidated revenues were from the sale of Gree-branded products.

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

18 of 28

Our critical accounting estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026. We believe that there have been no significant changes during the quarter ended June 30, 2026 to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted, and to be adopted, accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and six months ended June 30, 2026 and 2025:

	Quarters Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.5	70.7	72.3	71.3
Gross profit	27.5	29.3	27.7	28.7
Selling, general and administrative expenses	16.6	16.4	18.5	18.4
Other income	0.4	0.4	0.4	0.3
Operating income	11.3	13.2	9.6	10.7
Interest income, net	0.2	0.1	0.3	0.2
Income before income taxes	11.5	13.3	9.9	10.9
Income taxes	2.4	2.8	2.0	2.2
Net income	9.1	10.5	7.8	8.7
Less: net income attributable to non-controlling interest	1.3	1.6	1.1	1.3
Net income attributable to Watsco, Inc.	7.8%	8.9%	6.7%	7.3%

Note: Due to rounding, percentages may not total 100.

The following narratives reflect our acquisitions of Jackson Supply Company (“Jackson”) in June 2026, Southern Ice Equipment Distributors, Inc. (“SIE”) in May 2025, Hawkins HVAC Distributors, Inc. (“Hawkins”) in April 2025, and W.L. Lashley & Associates, Inc. (“Lashley”) in January 2025.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At June 30, 2026 and 2025, five and two locations, respectively, that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.

The table below summarizes the changes in our locations for the 12 months ended June 30, 2026:

Number of Locations
June 30, 2025	701
Opened	2
Closed	(8)
December 31, 2025	695
Opened	5
Acquired	25
Closed	(2)
June 30, 2026	723

Second Quarter of 2026 Compared to Second Quarter of 2025

Revenues

	Quarters Ended June 30,
(in millions)	2026	2025	Change
Revenues	$2,104.9	$2,062.4	$42.5	2%

19 of 28

The increase in revenues for the second quarter of 2026 included $29.7 million attributable to new locations acquired and $0.7 million from other locations opened during the preceding 12 months, offset by $2.5 million from locations closed.

	Quarters Ended June 30,
(in millions)	2026	2025	Change
Same-store sales	$2,074.6	$2,060.0	$14.6	1%

The following table presents our revenues (excluding acquisitions) for the second quarter of 2026, as a percentage of sales by major product lines, and the related percentage change in revenues from the prior period:

	% of Sales Quarters Ended June 30,
	2026	2025	Change
HVAC equipment	68%	68%	3%
Other HVAC products	28%	28%	(1)%
Commercial refrigeration products	4%	4%	19%

HVAC equipment sales comprise various products including, but not limited to, residential ducted and ductless systems, furnaces, and other indoor components, as well as commercial HVAC systems. Within HVAC equipment, sales of residential products increased 5% (reflecting a 5% increase in U.S. markets and a 1% increase in international markets) and sales of commercial products decreased 8% (reflecting an 8% decrease in U.S. markets and a 7% decrease in international markets). Domestic sales of residential compressor-bearing systems (ducted and ductless) reflect a 2% increase in units and a 2% increase in average selling price. The increase in unit volume was primarily due to stabilization of the HVAC equipment market after A2L product transition-related impacts experienced during 2025.

Gross Profit

	Quarters Ended June 30,
(in millions)	2026	2025	Change
Gross profit	$578.9	$603.5	$(24.6)	(4)%
Gross margin	27.5%	29.3%

Gross profit margin declined 180 basis-points primarily due to the pass through of significant inflationary pricing actions by our OEMs in 2025. Pricing actions in 2026 were more consistent with historical levels.

Selling, General and Administrative Expenses

	Quarters Ended June 30,
(in millions)	2026	2025	Change
Selling, general and administrative expenses	$349.0	$339.0	$10.0	3%
Selling, general and administrative expenses as a percentage of revenues	16.6%	16.4%

On a same-store basis, selling, general and administrative expenses increased 2% as compared to 2025 primarily due to higher facilities and transportation costs, partially offset by lower salaries.

Other Income

Other income of $8.4 million and $7.4 million for the second quarters of 2026 and 2025, respectively, represented our share of the net income of Russell Sigler, Inc. (“RSI”), in which Carrier Enterprise I has a 38.4% equity interest. Carrier Enterprise I is one of our joint ventures with Carrier, in which we have an 80% controlling interest.

Interest Income, Net

Interest income, net for the second quarter of 2026 increased $1.2 million, or 50%, primarily due to higher cash and short-term cash investment balances on hand partially offset by lower interest rates earned on the balances for the 2026 period as compared to the same period in 2025.

20 of 28

Income Taxes

	Quarters Ended June 30,
(in millions)	2026	2025	Change
Income taxes	$50.6	$57.4	$(6.8)	(12)%
Effective income tax rate	23.5%	23.7%

Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The decrease in the effective income tax rate was primarily due to higher proportional earnings in lower tax jurisdictions in 2026 as compared to 2025.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco, Inc. for the quarter ended June 30, 2026 decreased $20.3 million, or 11%, compared to the same period in 2025, primarily due to lower gross profit and higher selling, general and administrative expenses, partially offset by lower income taxes and a decrease in the net income attributable to the non-controlling interest.

First Half of 2026 Compared to First Half of 2025

Revenues

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Revenues	$3,637.9	$3,593.5	$44.4	1%

The increase in revenues for the first half of 2026 included $38.3 million attributable to new locations acquired and $1.6 million from other locations opened during the preceding 12 months, partially offset by $6.7 million from locations closed.

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Same-store sales	$3,598.0	$3,586.8	$11.2	0%

The following table presents our revenues (excluding acquisitions) for the six months ended June 30, 2026 as a percentage of sales by major product lines, and the related percentage change in revenues from the prior period:

	% of Sales Six Months Ended June 30,
	2026	2025	Change
HVAC equipment	67%	68%	1%
Other HVAC products	29%	28%	1%
Commercial refrigeration products	4%	4%	16%

HVAC equipment sales comprise various products including, but not limited to, residential ducted and ductless systems, furnaces, and other indoor components, as well as commercial HVAC systems. Within HVAC equipment, sales of residential products increased 2% (reflecting a 4% increase in U.S. markets and a 13% decrease in international markets) and sales of commercial products decreased 4% (reflecting a 5% decrease in U.S. markets and a 1% decrease in international markets). Domestic sales of residential compressor-bearing systems (ducted and ductless) reflect a 2% decrease in units and a 4% increase in average selling price. The increase in average selling price was primarily due to the higher proportionate mix of A2L products in 2026 as compared to the same period in 2025.

Gross Profit

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Gross profit	$1,006.5	$1,033.1	$(26.6)	(3)%
Gross margin	27.7%	28.7%

Gross profit margin declined 100 basis-points primarily due to the impact of the timing and magnitude of OEM pricing actions as well as the sales mix for HVAC equipment in 2026 as compared to the same period in 2025.

21 of 28

Selling, General and Administrative Expenses

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Selling, general and administrative expenses	$671.8	$661.6	$10.2	2%
Selling, general and administrative expenses as a percentage of revenues	18.5%	18.4%

On a same-store basis, selling, general and administrative expenses increased 1% as compared to the same period in 2025 primarily due to higher facilities costs, partially offset by lower salaries.

Other Income

Other income of $13.9 million and $12.5 million for the first half of 2026 and 2025, respectively, represented our share of the net income of RSI, in which Carrier Enterprise I has a 38.4% equity interest.

Interest Income, Net

Interest income, net for the first half of 2026 increased $2.2 million, or 29%, primarily due to higher cash and short-term cash investment balances on hand partially offset by lower interest rates earned on the balances for the 2026 period as compared to the same period in 2025.

Income Taxes

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Income taxes	$74.3	$80.5	$(6.2)	(8)%
Effective income tax rate	23.3%	23.2%

Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The increase in the effective income tax rate was primarily due to lower share-based compensation deductions and reduced tax credits, including purchased tax credits, combined with lower earnings in 2026 as compared to 2025.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco, Inc. for the first half of 2026 decreased $21.3 million, or 8%, compared to the same period in 2025, primarily due to lower gross profit and higher selling, general and administrative expenses, partially offset by lower income taxes and a decrease in the net income attributable to the non-controlling interest.

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

As of June 30, 2026, we had $364.2 million of cash and cash equivalents, of which $108.8 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions. We also had $100.0 million of short-term cash investments as of June 30, 2026, which consisted of a certificate of deposit that matures in September 2026.

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

Working Capital

Working capital increased to $2,374.3 million at June 30, 2026 from $2,236.8 million at December 31, 2025, reflecting 25 new locations added by the acquisition of Jackson on June 1, 2026, which added $63.8 million of working capital. Excluding these new locations, working capital increased to $2,310.5 million due to: (i) higher inventory driven by the seasonal ramp-up in inventories in connection with our selling season; and (ii) higher accounts receivable, partially offset by lower cash and short-term cash investments.

Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2026 and 2025 (in millions):

	2026	2025	Change
Cash flows used in operating activities	$(21.4)	$(185.1)	$163.7
Cash flows provided by investing activities	$191.8	$222.3	$(30.5)
Cash flows used in financing activities	$(237.4)	$(274.2)	$36.8

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash used in operating activities was lower primarily due to the timing of vendor payments and a lower increase in inventory, which were partially offset by an increase in accounts receivable due to higher sales in 2026 as compared to 2025 .

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

23 of 28

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

At June 30, 2026 and December 31, 2025, there was no outstanding balance under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at June 30, 2026.

At-the-Market Offering Program

In May 2024, we entered into an amended and restated sales agreement with Robert W. Baird & Co. Inc. (the “2024 ATM Program”), which enables the issuance and sale of Common stock for a maximum aggregate offering amount of up to $400.0 million. At June 30, 2026, $400.0 million was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program have been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975).

Investment in Unconsolidated Entity

Carrier Enterprise I has a 38.4% ownership interest in RSI, an HVAC distributor operating from 36 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.

Carrier Enterprise I is a party to a shareholders’ agreement with RSI and its shareholders (the “RSI Shareholders’ Agreement”), consisting of five Sigler second generation family siblings and their affiliates, who collectively own 55.4% of RSI (the “RSI Majority Holders”) and certain next-generation Sigler family members and a RSI employee, who collectively own 6.2% of RSI (the “RSI Minority Holders” and, together with the RSI Majority Holders, the “RSI Shareholders”). Pursuant to the RSI Shareholders’ Agreement, the RSI Shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on the higher of book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price for its 38.4% investment held in RSI. The RSI Shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from the RSI Shareholders the remaining outstanding shares of RSI common stock. At June 30, 2026, using the criteria set forth in the RSI Shareholders’ Agreement, the valuation of the RSI Shareholders’ RSI common stock was approximately $472.0 million.

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

Acquisitions

Jackson Supply Company

On June 1, 2026, we acquired substantially all the assets and assumed certain of the liabilities of Jackson, a distributor of residential HVAC equipment and supplies with annual sales for the year ended December 31, 2025 of approximately $230.0 million, operating from 25 locations across Sunbelt markets in Texas, Louisiana, Tennessee, Alabama, Mississippi, Oklahoma, and Arizona. We formed a new, wholly owned subsidiary, Jackson Supply, LLC, that operates this business. Consideration for the net purchase price consisted of 517,884 shares of Common stock having a fair value of $186.2 million, net of cash acquired of $7.7 million.

24 of 28

Southern Ice Equipment Distributors, Inc.

On May 1, 2025, one of our wholly owned subsidiaries acquired SIE, a distributor of food service and ice machine equipment, parts and supplies, operating from seven locations in Arizona, Arkansas, Louisiana, Mississippi, New Mexico, and Texas. Consideration for the purchase consisted of $14.2 million in cash, net of cash acquired of $0.7 million, and 7,400 shares of Common stock having a fair value of $3.1 million, net of a discount for lack of marketability.

Hawkins HVAC Distributors, Inc.

On April 1, 2025, one of our wholly owned subsidiaries acquired Hawkins, a distributor of residential HVAC equipment and supplies, operating from two locations in North Carolina and South Carolina. Consideration for the purchase consisted of $2.5 million in cash, net of cash acquired of $0.4 million.

W.L. Lashley & Associates, Inc.

On January 3, 2025, Carrier Enterprise I acquired Lashley, a distributor of commercial HVAC supplies, operating from one location in Houston, Texas. Consideration for the purchase consisted of $3.7 million in cash, net of cash acquired of $0.8 million, 1,036 shares of Common stock having a fair value of $0.5 million, and $0.8 million for repayment of indebtedness. Carrier contributed $1.0 million cash to Carrier Enterprise I in connection with the acquisition of Lashley.

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

Common Stock Dividends

We paid cash dividends of $6.30 and $5.70 per share on common stock during the six months ended June 30, 2026 and 2025, respectively. On July 1, 2026, our Board of Directors declared a regular quarterly cash dividend of $3.30 per share on common stock that was paid on July 31, 2026 to shareholders of record as of July 16, 2026. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, prospects, and other factors deemed relevant by our Board of Directors.

Dividend Reinvestment Plan

In March 2024, we implemented the Watsco, Inc. Dividend Reinvestment Plan (the “DRIP”), under which existing shareholders may, in accordance with the DRIP, acquire up to an aggregate of 300,000 shares of each of Common and Class B common stock, as applicable, by reinvesting all or a portion of the cash dividends paid on such shareholders’ shares of common stock. The DRIP has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975). During the quarters ended June 30, 2026 and 2025, 9,456 and 16,553 shares of our common stock, respectively, were issued under the DRIP. During the six months ended June 30, 2026 and 2025, 19,346 and 30,495 shares of our common stock, respectively, were issued under the DRIP.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of common stock have been repurchased at a cost of $114.4 million since the inception of the program. At June 30, 2026, there were 1,129,087 shares remaining authorized for repurchase under the program.

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

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal control over financial reporting. This results in refinements to processes throughout the Company. However, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of Jackson, which represented approximately 4% of our total consolidated assets at June 30, 2026 and approximately 1% of our consolidated revenues for the quarter ended June 30, 2026. From the acquisition date of June 1, 2026 to June 30, 2026, the processes and systems of Jackson did not impact the internal control over financial reporting for our consolidated subsidiaries.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 9 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims, and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended June 30, 2026 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	2,206	$368.33	—	$—
May 1, 2026 to May 31, 2026	—	—	—	—
June 1, 2026 to June 30, 2026	—	—	—	—
Total	2,206	$368.33	—	$—

(1)
During the quarter ended June 30, 2026, we purchased an aggregate of 2,206 shares of our Class B common stock to satisfy the tax withholding obligations in connection with the vesting of restricted stock.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. #

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents #

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

# Filed herewith.

+ Furnished herewith.

27 of 28

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: August 7, 2026	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

28 of 28