Form 10-Q
period 2026-09-30
WATSCO INC
filed 2026-11-06
CIK 105016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2026

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

The registrant’s common stock outstanding as of November 3, 2026 comprised (i) 35,977,548 shares of Common stock, $0.50 par value per share, excluding 4,066,821 treasury shares and (ii) 5,372,539 shares of Class B common stock, $0.50 par value per share.

WATSCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

2 of 30

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME

(In thousands, except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$2,220,358	$2,067,005	$5,858,227	$5,660,533
Cost of sales	1,634,071	1,498,090	4,265,456	4,058,507
Gross profit	586,287	568,915	1,592,771	1,602,026
Selling, general and administrative expenses	370,746	343,655	1,042,583	1,005,237
Other income	9,667	9,502	23,576	22,030
Operating income	225,208	234,762	573,764	618,819
Interest income, net	4,596	3,733	14,552	11,479
Income before income taxes	229,804	238,495	588,316	630,298
Income taxes	46,961	49,265	121,230	129,760
Net income	182,843	189,230	467,086	500,538
Less: net income attributable to non-controlling interest	27,474	27,655	69,307	75,289
Net income attributable to Watsco, Inc.	$155,369	$161,575	$397,779	$425,249
Earnings per share for Common and Class B common stock (collectively “common stock”):
Basic	$3.77	$3.98	$9.72	$10.50
Diluted	$3.77	$3.98	$9.72	$10.48

See accompanying notes to condensed consolidated unaudited financial statements.

3 of 30

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$182,843	$189,230	$467,086	$500,538
Other comprehensive income, net of tax:
Foreign currency translation adjustment	387	(6,366)	(10,138)	9,652
Comprehensive income	183,230	182,864	456,948	510,190
Less: comprehensive income attributable to non-controlling interest	27,602	25,448	65,714	78,578
Comprehensive income attributable to Watsco, Inc.	$155,628	$157,416	$391,234	$431,612

See accompanying notes to condensed consolidated unaudited financial statements.

4 of 30

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$498,698	$433,283
Short-term cash investments	150,000	300,000
Accounts receivable, net	1,008,554	796,181
Inventories, net	1,841,814	1,386,317
Other current assets	51,895	38,725
Total current assets	3,550,961	2,954,506

Property and equipment, net	148,709	136,012
Operating lease right-of-use assets	533,536	452,547
Goodwill	518,868	462,509
Intangible assets, net	262,178	210,427
Investment in unconsolidated entity	203,566	185,234
Other assets	15,994	13,570
	$5,233,812	$4,414,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of lease liabilities	$124,449	$117,153
Accounts payable	655,774	350,425
Accrued expenses and other current liabilities	346,317	250,164
Total current liabilities	1,126,540	717,742

Long-term obligations:
Operating lease liabilities, net of current portion	429,269	350,616
Finance lease liabilities, net of current portion	9,697	11,019
Total long-term obligations	438,966	361,635
Deferred income taxes and other liabilities	132,825	113,367

Commitments and contingencies

Watsco, Inc. shareholders’ equity:
Common stock, $0.50 par value	19,835	19,504
Class B common stock, $0.50 par value	2,831	2,817
Preferred stock, $0.50 par value	—	—
Paid-in capital	1,811,528	1,563,389
Accumulated other comprehensive loss, net of tax	(56,850)	(50,305)
Retained earnings	1,324,967	1,319,201
Treasury stock, at cost	(73,229)	(73,230)
Total Watsco, Inc. shareholders’ equity	3,029,082	2,781,376
Non-controlling interest	506,399	440,685
Total shareholders’ equity	3,535,481	3,222,061
	$5,233,812	$4,414,805

See accompanying notes to condensed consolidated unaudited financial statements.

5 of 30

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)	Common Stock, Class B Common Stock and Preferred Stock Shares	Common Stock, Class B Common Stock and Preferred Stock Amount	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2025	40,575,912	$22,321	$1,563,389	$(50,305)	$1,319,201	$(73,230)	$440,685	$3,222,061
Net income					79,074		13,867	92,941
Other comprehensive (loss)				(3,188)			(1,737)	(4,925)
Issuances of restricted shares of common stock	33,455	17	(17)					—
Forfeitures of restricted shares of common stock	(11,000)	(6)	6					—
Common stock contribution to 401(k) plan	27,503	14	9,253					9,267
Stock issuances from exercise of stock options and employee stock purchase plan	20,226	10	5,968					5,978
Retirement of common stock	(2,020)	(1)	(805)					(806)
Share-based compensation			8,328					8,328
Dividend reinvestment plan	9,890	5	3,846			—		3,851
Dividends declared and paid on common stock, $3.00 per share					(121,775)			(121,775)
Balance at March 31, 2026	40,653,966	22,360	1,589,968	(53,493)	1,276,500	(73,230)	452,815	3,214,920
Net income					163,336		27,966	191,302
Other comprehensive (loss)				(3,616)			(1,984)	(5,600)
Issuances of restricted shares of common stock	32,410	16	(16)					—
Forfeitures of restricted shares of common stock	(9,000)	(4)	4					—
Stock issuances from exercise of stock options and employee stock purchase plan	28,901	14	8,478					8,492
Common stock issued for Jackson Supply Company	517,884	259	185,905					186,164
Retirement of common stock	(2,206)	(1)	(812)					(813)
Share-based compensation			8,634					8,634
Dividend reinvestment plan	9,456	5	4,250			1		4,256
Dividends declared and paid on common stock, $3.30 per share					(134,145)			(134,145)
Balance at June 30, 2026	41,231,411	22,649	1,796,411	(57,109)	1,305,691	(73,229)	478,797	3,473,210
Net income					155,369		27,474	182,843
Other comprehensive income				259			128	387
Issuances of restricted shares of common stock	14,500	7	(7)					—
Forfeitures of restricted shares of common stock	(1,500)	(1)	1					—
Stock issuances from exercise of stock options and employee stock purchase plan	13,043	7	3,718					3,725
Retirement of common stock	(3,151)	(2)	(985)					(987)
Share-based compensation			9,115					9,115
Dividend reinvestment plan	10,206	6	3,275			—		3,281
Dividends declared and paid on common stock, $3.30 per share					(136,093)			(136,093)
Balance at September 30, 2026	41,264,509	$22,666	$1,811,528	$(56,850)	$1,324,967	$(73,229)	$506,399	$3,535,481

Continued on next page.

6 of 30

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

See accompanying notes to condensed consolidated unaudited financial statements.

7 of 30

WATSCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$467,086	$500,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,973	32,680
Non-cash contribution to 401(k) plan	9,267	8,743
Share-based compensation	25,826	26,683
Provision for doubtful accounts	5,274	2,550
Other income from investment in unconsolidated entity	(23,576)	(22,030)
Other, net	5,270	5,639
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(195,892)	(60,234)
Inventories, net	(396,782)	(204,479)
Accounts payable and other liabilities	382,700	(108,318)
Other, net	(9,487)	(11,925)
Net cash provided by operating activities	303,659	169,847
Cash flows from investing activities:
Proceeds from maturities of short-term cash investments	400,000	255,669
Business acquisitions, net of cash acquired	7,663	(19,303)
Proceeds from sale of property and equipment	68	370
Capital expenditures	(25,684)	(23,257)
Purchases of short-term cash investments	(250,000)	(200,000)
Net cash provided by investing activities	132,047	13,479
Cash flows from financing activities:
Dividends on common stock	(392,013)	(352,085)
Net repayments of finance lease liabilities	(3,725)	(4,554)
Repurchases of common stock to satisfy employee withholding tax obligations	(2,390)	(3,657)
Distributions to non-controlling interest	—	(69,829)
Proceeds from non-controlling interest for investment in W.L. Lashley & Associates, Inc.	—	999
Proceeds from dividend reinvestment plan	11,388	21,661
Proceeds from issuances of Common stock under employee related plans	17,980	19,662
Net cash used in financing activities	(368,760)	(387,803)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,531)	2,554
Net increase (decrease) in cash and cash equivalents	65,415	(201,923)
Cash and cash equivalents at beginning of period	433,283	526,271
Cash and cash equivalents at end of period	$498,698	$324,348
Supplemental cash flow information:
Common stock issued for Jackson Supply Company	$186,164	$—
Common stock issued for W.L. Lashley & Associates, Inc.	$—	$493
Common stock issued for Southern Ice Equipment Distributors, Inc.	$—	$3,133

See accompanying notes to condensed consolidated unaudited financial statements.

8 of 30

WATSCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2026

(In thousands, except share and per share data)

1.
BASIS OF PRESENTATION

Basis of Consolidation

Watsco, Inc. (collectively with its subsidiaries, “Watsco,” the “Company,” “we,” “us,” or “our”) was incorporated in Florida in 1956 and is the largest distributor of air conditioning, heating and refrigeration equipment and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. The accompanying September 30, 2026 interim condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated unaudited financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The results of operations for the quarter and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. Sales of residential central air conditioners, heating equipment, and parts and supplies are seasonal. Furthermore, profitability can be impacted favorably or unfavorably based on weather patterns, particularly during the Summer and Winter selling seasons. Demand related to the residential central air conditioning replacement market is typically highest in the second and third quarters, and demand for heating equipment is usually highest in the first and fourth quarters. Demand related to new construction throughout most of the markets we serve tends to be fairly evenly distributed throughout the year and depends largely on housing completions and related weather and economic conditions.

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

9 of 30

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

2.
REVENUES

Disaggregation of Revenues

The following table presents our revenues disaggregated by primary geographical regions and major product lines within our single reporting segment:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Primary Geographical Regions:
United States	$2,029,780	$1,888,362	$5,352,014	$5,140,380
Canada	86,272	87,814	241,984	257,934
Latin America and the Caribbean	104,306	90,829	264,229	262,219
	$2,220,358	$2,067,005	$5,858,227	$5,660,533
Major Product Lines:
HVAC equipment	67%	67%	67%	67%
Other HVAC products	29%	29%	29%	29%
Commercial refrigeration products	4%	4%	4%	4%
	100%	100%	100%	100%

10 of 30

3.
EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per share for our common stock:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$155,369	$161,575	$397,779	$425,249
Less: distributed and undistributed earnings allocated to restricted common stock	10,197	10,707	26,167	28,118
Earnings allocated to Watsco, Inc. shareholders	$145,172	$150,868	$371,612	$397,131
Weighted-average common shares outstanding - Basic	38,546,977	37,860,987	38,216,276	37,813,336
Basic earnings per share for common stock	$3.77	$3.98	$9.72	$10.50
Allocation of earnings for Basic:
Common stock	$132,360	$137,431	$338,532	$361,717
Class B common stock	12,812	13,437	33,080	35,414
	$145,172	$150,868	$371,612	$397,131
Diluted Earnings per Share:
Net income attributable to Watsco, Inc. shareholders	$155,369	$161,575	$397,779	$425,249
Less: distributed and undistributed earnings allocated to restricted common stock	10,197	10,703	26,166	28,109
Earnings allocated to Watsco, Inc. shareholders	$145,172	$150,872	$371,613	$397,140
Weighted-average common shares outstanding - Basic	38,546,977	37,860,987	38,216,276	37,813,336
Effect of dilutive stock options	11,181	57,405	24,375	77,261
Weighted-average common shares outstanding - Diluted	38,558,158	37,918,392	38,240,651	37,890,597
Diluted earnings per share for common stock	$3.77	$3.98	$9.72	$10.48
Anti-dilutive stock options not included above	168,724	52,921	112,665	38,623

Diluted earnings per share for our Common stock assumes the conversion of all our Class B common stock into Common stock as of the beginning of the fiscal year; therefore, no allocation of earnings to Class B common stock is required. At September 30, 2026 and 2025, our outstanding Class B common stock was convertible into 3,401,994 and 3,372,031 shares of our Common stock, respectively.

4.
OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income consists of the foreign currency translation adjustment associated with our Canadian operations’ use of the Canadian dollar as their functional currency.

The change in accumulated other comprehensive loss, net of tax, was as follows:

Nine Months Ended September 30,	2026	2025
Foreign currency translation adjustment:
Beginning balance	$(50,305)	$(59,893)
Current period other comprehensive (loss) income	(6,545)	6,363
Ending balance	$(56,850)	$(53,530)

11 of 30

5.
ACQUISITIONS

Jackson Supply Company

On June 1, 2026, we acquired substantially all the assets and assumed certain of the liabilities of Jackson Supply Company (“Jackson”), a distributor of residential HVAC equipment and supplies with annual sales for the year ended December 31, 2025 of approximately $230,000, operating from 25 locations across Sunbelt markets in Texas, Louisiana, Tennessee, Alabama, Mississippi, Oklahoma, and Arizona. We formed a new, wholly owned subsidiary, Jackson Supply, LLC, that operates this business. Consideration for the net purchase price consisted of 517,884 shares of Common stock having a fair value of $186,164, net of cash acquired of $7,663. Of the 517,884 shares of Common stock issued, 52,311 shares are currently held in escrow for a period of up to 12 months in connection with indemnification obligations of Jackson. The preliminary purchase price was not material to our condensed consolidated unaudited financial statements and resulted in the initial estimated recognition of $117,486 of goodwill and intangibles. The fair value of the estimated identified intangible assets was $58,800 and consisted of $25,400 in trade names and distribution rights, $32,900 in customer relationships to be amortized over an 18-year period, and $500 in non-competition agreements to be amortized over a 3-year period. The tax basis of the acquired goodwill recognized is not deductible for income tax purposes.

The table below presents the preliminary allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from the acquisition of Jackson based on their respective fair values as of June 1, 2026:

Accounts receivable	$23,465
Inventories	62,114
Other current assets	739
Property and equipment	15,281
Operating lease right-of-use assets	11,847
Goodwill	58,686
Intangible assets	58,800
Current portion of lease liabilities	(3,498)
Accounts payable	(19,883)
Accrued expenses and other current liabilities	(5,181)
Operating lease liabilities, net of current portion	(8,616)
Finance lease liabilities, net of current portion	(582)
Other liabilities	(14,671)
Total	$178,501

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

12 of 30

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

Derivatives Not Designated as Hedging Instruments

We have entered into foreign currency forward contracts that are either not designated as hedges or did not qualify for hedge accounting. These derivative instruments were effective economic hedges for all of the periods presented. The fair value gains and losses on these contracts are recognized in earnings as a component of selling, general and administrative expenses. We had only one foreign currency forward contract not designated as a hedging instrument at September 30, 2026, the total notional value of which was $11,300. Such contract expired in October 2026.

We recognized gains (losses) of $197 and $(517) from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the quarters ended September 30, 2026 and 2025, respectively. We recognized losses of $380 and $1,260 from foreign currency forward contracts not designated as hedging instruments in our condensed consolidated unaudited statements of income for the nine months ended September 30, 2026 and 2025, respectively.

7.
FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities carried at fair value that are measured on a recurring basis:

			Fair Value Measurements at September 30, 2026 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	Short-term cash investments	$150,000	—	$150,000	—
Equity securities	Other assets	$2,395	$2,395	—	—
Private equity securities	Other assets	$3,406	—	—	$3,406
Liabilities:
Derivative financial instruments	Accrued expenses & other current liabilities	$30	—	$30	—

			Fair Value Measurements at December 31, 2025 Using
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
Assets:
Certificates of deposit	Short-term cash investments	$300,000	—	$300,000	—
Derivative financial instruments	Other current assets	$—	—	$—	—
Equity securities	Other assets	$1,564	$1,564	—	—
Private equity securities	Other assets	$3,406	—	—	$3,406

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

13 of 30

8.
SHAREHOLDERS’ EQUITY

Dividend Reinvestment Plan

In March 2024, we implemented the Watsco, Inc. Dividend Reinvestment Plan (the “DRIP”), under which existing shareholders may, in accordance with the DRIP, acquire up to an aggregate of 300,000 shares of each of Common and Class B common stock, as applicable, by reinvesting all or a portion of the cash dividends paid on such shareholders’ shares of common stock. The DRIP has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975). During the quarters ended September 30, 2026 and 2025, 10,206 and 17,256 shares of our common stock, respectively, were issued under the DRIP. During the nine months ended September 30, 2026 and 2025, 29,552 and 47,751 shares of our common stock, respectively, were issued under the DRIP.

At-the-Market Offering Program

In May 2024, we entered into an amended and restated sales agreement with Robert W. Baird & Co. Inc. (the “2024 ATM Program”), which enables the issuance and sale of Common stock for a maximum aggregate offering amount of up to $400,000. At September 30, 2026, $400,000 was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program have been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975).

Common Stock Dividends

We paid cash dividends of $3.30, $3.00, $9.60, and $8.70 per share on common stock during the quarters and nine months ended September 30, 2026 and 2025, respectively.

Restricted Stock

During the quarter and nine months ended September 30, 2026, a total of 3,151 shares of common stock with an aggregate fair market value of $987, and a total of 6,788 shares of common stock with an aggregate fair market value of $2,364, respectively, were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery. During the quarter and nine months ended September 30, 2025, a total of 9,086 shares of Class B common stock with an aggregate fair market value of $3,657 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of restricted stock. These shares were retired upon delivery.

Exercise of Stock Options

Cash received from Common stock issued upon the exercise of stock options during the quarters and nine months ended September 30, 2026 and 2025 was $3,086, $4,903, $16,080, and $17,763, respectively.

During the nine months ended September 30, 2026, 589 shares of Common stock with an aggregate fair market value of $242 were withheld as payment in lieu of cash for stock option exercises and related tax withholdings. These shares were retired upon delivery. During the nine months ended September 30, 2025, 2,232 shares of Common stock with an aggregate fair market value of $1,067 were withheld as payment in lieu of cash for stock option exercises. These shares were retired upon delivery.

Employee Stock Purchase Plan

During the quarters ended September 30, 2026 and 2025, we received proceeds of $640 and $666, respectively, for shares of our Common stock purchased under our employee stock purchase plan. During the nine months ended September 30, 2026 and 2025, we received proceeds of $1,900 and $1,899, respectively, for shares of our Common stock purchased under our employee stock purchase plan.

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

14 of 30

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

Any material interruption of the business arrangement with Gree under the Agreement could temporarily affect certain of our subsidiaries and may have an adverse impact on our consolidated financial results. For the 12-month period ended September 30, 2026, approximately 2% of our consolidated revenues were from the sale of Gree-branded products.

Self-Insurance

Self-insurance reserves are maintained relative to company-wide casualty insurance and health benefit programs. The level of exposure from catastrophic events is limited by the purchase of stop-loss and aggregate liability reinsurance coverage. When estimating the self-insurance liabilities and related reserves, management considers several factors, which include historical claims experience, demographic factors, severity factors, and valuations provided by independent third-party actuaries. Management reviews its assumptions with its independent third-party actuaries to evaluate whether the self-insurance reserves are adequate. If actual claims or adverse development of loss reserves occur and exceed these estimates, additional reserves may be required. Reserves in the amounts of $5,766 and $4,871 at September 30, 2026 and December 31, 2025, respectively, were established related to such programs and are included in accrued expenses and other current liabilities in our condensed consolidated unaudited balance sheets.

10.
RELATED PARTY TRANSACTIONS

Purchases from Carrier and its affiliates comprised 62% and 61% of all inventory purchases made during the quarters ended September 30, 2026 and 2025, respectively. Purchases from Carrier and its affiliates comprised 63% and 61% of all inventory purchases made during the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026 and December 31, 2025, approximately $236,000 and $115,000, respectively, was payable to Carrier and its affiliates, net of receivables. We also sell HVAC products to Carrier and its affiliates. Revenues in our condensed consolidated unaudited statements of income for the quarters and nine months ended September 30, 2026 and 2025 included approximately $20,000, $42,000, $54,000, and $67,000, respectively, of sales to Carrier and its affiliates. We believe these transactions are conducted on terms equivalent to an arm’s-length basis in the ordinary course of business.

A member of our Board of Directors is a Senior Chairman of Greenberg Traurig, P.A., which serves as our principal outside counsel for compliance and acquisition-related legal services. During the quarters and nine months ended September 30, 2026 and 2025, fees for services performed were $115, $12, $189, and $121, respectively, and $65 and $19 was payable at September 30, 2026 and December 31, 2025, respectively.

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

15 of 30

12.
SUBSEQUENT EVENTS

On October 9, 2026, we completed the acquisition of Granite Group Holdings LLC and certain of its affiliated entities (collectively, “Granite”), a diversified distributor of plumbing and HVAC products with annual sales for the year ended December 31, 2025 of approximately $500,000, operating from 82 locations throughout seven states in the Northeast. Consideration for the purchase price consisted of $342,600 in cash, net of cash acquired, 338,176 shares of Common stock having a fair value of $94,655, and $81,997 for repayment of indebtedness.

On October 15, 2026, 799,431 shares of Class B restricted stock granted to our Chief Executive Officer (“CEO”) during the period from 2011 to 2018 under various performance-based incentive plans vested. The vested shares had a value of $229,836 based on the closing price of our Class B common stock as of the vesting date. This vested value constitutes taxable compensation to our CEO for income tax purposes and was subject to statutory withholding. Upon vesting, we funded $90,441 in statutory withholding, which, in turn, was satisfied by the CEO by surrendering 314,576 shares of Class B common stock. Accordingly, 484,855 shares of Class B common stock were retained by the CEO, and we retired the surrendered shares. The value of the vested shares will be deducted on our 2026 income tax return and our provision for income taxes will reflect an income tax benefit and related reduction in our effective tax rate.

On October 21, 2026, we entered into an unsecured, five-year $750,000 syndicated multicurrency revolving credit agreement, which replaced in its entirety our prior five-year $600,000 unsecured revolving credit agreement that was set to mature on March 16, 2028. Proceeds from the new facility were used to repay the $69,700 outstanding under the prior facility. Additional proceeds may be used for, among other things, funding seasonal working capital needs and other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases, and issuances of letters of credit. The revolving credit facility has a seasonal component from September 1 to March 1 of each calendar year, during which the borrowing capacity may be reduced to $650,000, $550,000, or $450,000 at our discretion (which effectively reduces fees payable in respect of the unused portion of the commitment). Included in the revolving credit facility are a $150,000 alternative currency borrowing sublimit, a $125,000 swing line loan sublimit, and a $10,000 letter of credit sublimit. The credit agreement matures on October 21, 2031.

The following table presents the interest rates associated with borrowings under the revolving credit facility:

Borrowing Type	Interest Rate	Rate Adjustment	Spread	Applicable Spread at October 21, 2026 (1)
Daily Simple SOFR (2)	SOFR	-	1.0% - 1.375%	1.0%
Swing Line	Daily Simple SOFR	-	1.0% - 1.375%	1.0%
Term SOFR	Term SOFR	-	1.0% - 1.375%	1.0%
Base Rate	Federal Funds Effective Rate	0.5%	0% - 0.5%	0%
Base Rate	Term SOFR	1.0%	0% - 0.5%	0%
Base Rate	Prime Rate	-	0% - 0.5%	0%

(1) The applicable spread is dependent on our ratio of total debt to earnings before interest, taxes, depreciation, and amortization.

(2) Secured Overnight Financing Rate (“SOFR”).

We pay a variable commitment fee on the unused portion of the commitment under the revolving credit agreement, ranging from 0.10% to 0.175% (0.10% at October 21, 2026).

16 of 30

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

17 of 30

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

Company Overview

Watsco, Inc. was incorporated in Florida in 1956, and, together with its subsidiaries (collectively, “Watsco,” the “Company,” or “we,” “us,” or “our”) is the largest distributor of air conditioning, heating, and refrigeration equipment, and related parts and supplies (“HVAC/R”) in the HVAC/R distribution industry in North America. At September 30, 2026, we operated from 722 locations in 43 U.S. States, Canada, Mexico, and Puerto Rico with additional market coverage on an export basis to portions of Latin America and the Caribbean.

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

18 of 30

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

We offer a broad variety of systems that operate above the minimum SEER standards, ranging from base-level efficiency to systems that exceed 20 SEER. Based on estimates validated by independent sources, we averted an estimated 28.4 million metric tons of CO2e emissions from January 1, 2020 to September 30, 2026 through the sale of replacement residential HVAC systems at higher-efficiency standards.

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

Any material interruption of the business arrangement with Gree under the Agreement could temporarily affect certain of our subsidiaries and may have an adverse impact on our consolidated financial results. For the 12-month period ended September 30, 2026, approximately 2% of our consolidated revenues were from the sale of Gree-branded products.

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

19 of 30

Our critical accounting estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026. We believe that there have been no significant changes during the quarter ended September 30, 2026 to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

New Accounting Standards

Refer to Note 1 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted, and to be adopted, accounting standards.

Results of Operations

The following table summarizes information derived from our condensed consolidated unaudited statements of income, expressed as a percentage of revenues, for the quarters and nine months ended September 30, 2026 and 2025:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.6	72.5	72.8	71.7
Gross profit	26.4	27.5	27.2	28.3
Selling, general and administrative expenses	16.7	16.6	17.8	17.8
Other income	0.4	0.5	0.4	0.4
Operating income	10.1	11.4	9.8	10.9
Interest income, net	0.2	0.2	0.2	0.2
Income before income taxes	10.3	11.5	10.0	11.1
Income taxes	2.1	2.4	2.1	2.3
Net income	8.2	9.2	8.0	8.8
Less: net income attributable to non-controlling interest	1.2	1.3	1.2	1.3
Net income attributable to Watsco, Inc.	7.0%	7.8%	6.8%	7.5%

Note: Due to rounding, percentages may not total 100.

The following narratives reflect our acquisitions of Jackson Supply Company (“Jackson”) in June 2026, Southern Ice Equipment Distributors, Inc. (“SIE”) in May 2025, Hawkins HVAC Distributors, Inc. (“Hawkins”) in April 2025, and W.L. Lashley & Associates, Inc. (“Lashley”) in January 2025.

In the following narratives, computations and other information referring to “same-store basis” exclude the effects of locations closed, acquired, or opened, in each case during the immediately preceding 12 months, unless such locations are within close geographical proximity to existing locations. At both September 30, 2026 and 2025, three locations that we opened during the immediately preceding 12 months were near existing locations and were therefore included in “same-store basis” information.

The table below summarizes the changes in our locations for the 12 months ended September 30, 2026:

Number of Locations
September 30, 2025	698
Closed	(3)
December 31, 2025	695
Opened	5
Acquired	25
Closed	(3)
September 30, 2026	722

20 of 30

Third Quarter of 2026 Compared to Third Quarter of 2025

Revenues

	Quarters Ended September 30,
(in millions)	2026	2025	Change
Revenues	$2,220.4	$2,067.0	$153.4	7%

The increase in revenues for the third quarter of 2026 included $77.8 million attributable to new locations acquired and $1.1 million from other locations opened during the preceding 12 months, offset by $2.7 million from locations closed.

	Quarters Ended September 30,
(in millions)	2026	2025	Change
Same-store sales	$2,141.5	$2,064.3	$77.2	4%

The following table presents our revenues (excluding acquisitions) for the third quarter of 2026, as a percentage of sales by major product lines, and the related percentage change in revenues from the prior period:

	% of Sales Quarters Ended September 30,
	2026	2025	Change
HVAC equipment	67%	67%	5%
Other HVAC products	29%	29%	2%
Commercial refrigeration products	4%	4%	10%

HVAC equipment sales comprise various products including, but not limited to, residential ducted and ductless systems, furnaces, and other indoor components, as well as commercial HVAC systems. Within HVAC equipment, sales of residential products increased 7% (reflecting a 7% increase in U.S. markets and a 13% increase in international markets) and sales of commercial products decreased 5% (reflecting a 10% decrease in U.S. markets and a 13% increase in international markets). Sales of residential compressor-bearing systems (ducted and ductless) reflect a 5% increase in units and a 2% increase in average selling price. The increase in unit volume was primarily due to stabilization of the HVAC equipment market after A2L product transition-related impacts experienced during 2025.

Gross Profit

	Quarters Ended September 30,
(in millions)	2026	2025	Change
Gross profit	$586.3	$568.9	$17.4	3%
Gross margin	26.4%	27.5%

Gross profit margin declined 110 basis-points primarily due to customer mix, end-market mix, less impactful OEM pricing actions in 2026 versus 2025, and the change in sales mix of HVAC equipment and non-equipment products.

Selling, General and Administrative Expenses

	Quarters Ended September 30,
(in millions)	2026	2025	Change
Selling, general and administrative expenses	$370.7	$343.7	$27.0	8%
Selling, general and administrative expenses as a percentage of revenues	16.7%	16.6%

On a same-store basis, selling, general and administrative expenses increased 5% as compared to 2025 primarily due to higher performance-based compensation, delivery and other variable expenses, and facilities costs, as well as continued investments in technology.

21 of 30

Other Income

Other income of $9.7 million and $9.5 million for the third quarters of 2026 and 2025, respectively, represented our share of the net income of Russell Sigler, Inc. (“RSI”), in which Carrier Enterprise I has a 38.4% equity interest. Carrier Enterprise I is one of our joint ventures with Carrier, in which we have an 80% controlling interest.

Interest Income, Net

Interest income, net for the third quarter of 2026 increased $0.9 million, or 23%, primarily due to higher cash and short-term cash investment balances on hand partially offset by lower interest rates earned on the balances for the 2026 period as compared to the same period in 2025.

Income Taxes

	Quarters Ended September 30,
(in millions)	2026	2025	Change
Income taxes	$47.0	$49.3	$(2.3)	(5)%
Effective income tax rate	23.0%	23.2%

Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The decrease in the effective income tax rate was primarily due to lower earnings and higher tax credits, partially offset by lower share-based compensation deductions in 2026 as compared to 2025.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco, Inc. for the quarter ended September 30, 2026 decreased $6.2 million, or 4%, compared to the same period in 2025, primarily due to higher selling, general and administrative expenses, partially offset by higher gross profit and interest income and lower income taxes and net income attributable to the non-controlling interest.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenues

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Revenues	$5,858.2	$5,660.5	$197.7	3%

The increase in revenues for the nine months ended September 30, 2026 included $116.0 million attributable to new locations acquired and $2.7 million from other locations opened during the preceding 12 months, partially offset by $9.4 million from locations closed.

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Same-store sales	$5,739.5	$5,651.1	$88.4	2%

The following table presents our revenues (excluding acquisitions) for the nine months ended September 30, 2026 as a percentage of sales by major product lines, and the related percentage change in revenues from the prior period:

	% of Sales Nine Months Ended September 30,
	2026	2025	Change
HVAC equipment	67%	67%	2%
Other HVAC products	29%	29%	1%
Commercial refrigeration products	4%	4%	14%

HVAC equipment sales comprise various products including, but not limited to, residential ducted and ductless systems, furnaces, and other indoor components, as well as commercial HVAC systems. Within HVAC equipment, sales of residential products increased 4% (reflecting a 5% increase in U.S. markets and a 5% decrease in international markets) and sales of commercial products decreased 4% (reflecting a 7% decrease in U.S. markets and a 4% increase in international markets). Sales of residential compressor-bearing systems (ducted and ductless) reflect a 1% decrease in units and a 4% increase in average selling price. The increase in average selling price was primarily due to the higher proportionate mix of A2L products in 2026 as compared to the same period in 2025.

22 of 30

Gross Profit

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Gross profit	$1,592.8	$1,602.0	$(9.2)	(1)%
Gross margin	27.2%	28.3%

Gross profit margin declined 110 basis-points primarily due to the impact of the timing and magnitude of OEM pricing actions as well as the stronger sales mix of HVAC equipment in 2026 as compared to the same period in 2025.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Selling, general and administrative expenses	$1,042.6	$1,005.2	$37.4	4%
Selling, general and administrative expenses as a percentage of revenues	17.8%	17.8%

On a same-store basis, selling, general and administrative expenses increased 2% as compared to the same period in 2025 primarily due to higher facilities, variable selling costs, and delivery costs, as well as increased technology investments, partially offset by lower salaries and benefits.

Other Income

Other income of $23.6 million and $22.0 million for the nine months ended September 30, 2026 and 2025, respectively, represented our share of the net income of RSI, in which Carrier Enterprise I has a 38.4% equity interest.

Interest Income, Net

Interest income, net for the nine months ended September 30, 2026 increased $3.1 million, or 27%, primarily due to higher cash and short-term cash investment balances on hand partially offset by lower interest rates earned on the balances for the 2026 period as compared to the same period in 2025.

Income Taxes

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Income taxes	$121.2	$129.8	$(8.6)	(7)%
Effective income tax rate	23.2%	23.2%

Income taxes represent a composite of the income taxes attributable to our wholly owned operations and income taxes attributable to our joint ventures with Carrier, which are primarily taxed as partnerships for income tax purposes; therefore, Carrier is responsible for its proportionate share of income taxes attributable to its share of earnings from these joint ventures. The effective income tax rate was flat in 2026 as compared to 2025.

Net Income Attributable to Watsco, Inc.

Net income attributable to Watsco, Inc. for the nine months ended September 30, 2026 decreased $27.5 million, or 6%, compared to the same period in 2025, primarily due to lower gross profit and higher selling, general and administrative expenses, partially offset by lower income taxes and a decrease in the net income attributable to the non-controlling interest.

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

23 of 30

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

As of September 30, 2026, we had $498.7 million of cash and cash equivalents, of which $103.5 million was held by foreign subsidiaries. The repatriation of cash balances from our foreign subsidiaries could have adverse tax impacts or be subject to capital controls; however, these balances are generally available to fund the ordinary business operations of our foreign subsidiaries without legal restrictions. We also had $150.0 million of short-term cash investments as of September 30, 2026, which consisted of certificates of deposit with varying maturities through April 2027.

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

Working Capital

Working capital increased to $2,424.4 million at September 30, 2026 from $2,236.8 million at December 31, 2025, reflecting 25 new locations added by the acquisition of Jackson on June 1, 2026, which added $61.8 million of working capital. Excluding these new locations, working capital increased to $2,362.6 million due to higher inventory and higher accounts receivable. These increases were partially offset by higher accounts payable and accrued expenses and lower cash and short-term cash investments.

Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2026 and 2025 (in millions):

	2026	2025	Change
Cash flows provided by operating activities	$303.7	$169.8	$133.9
Cash flows provided by investing activities	$132.0	$13.5	$118.5
Cash flows used in financing activities	$(368.8)	$(387.8)	$19.0

The individual items contributing to cash flow changes for the periods presented are detailed in the condensed consolidated unaudited statements of cash flows contained in this Quarterly Report on Form 10-Q.

Operating Activities

Net cash provided by operating activities was higher primarily due to the timing of vendor payments, which was partially offset by an increase in inventory and an increase in accounts receivable due to higher sales in 2026 as compared to 2025.

Investing Activities

Net cash provided by investing activities increased primarily due to higher net proceeds from certificates of deposit that matured in 2026 as compared to 2025.

Financing Activities

Net cash used in financing activities decreased primarily due to the timing of distributions to the non-controlling interest offset by increased dividends in 2026.

24 of 30

Revolving Credit Agreement

We maintain an unsecured, syndicated multicurrency revolving credit agreement, which may be used for, among other things, funding seasonal working capital needs and for other general corporate purposes, including acquisitions, dividends (if and as declared by our Board of Directors), capital expenditures, stock repurchases, and issuances of letters of credit. On October 21, 2026, we increased the aggregate borrowing capacity of our revolving credit agreement from $600.0 million to $750.0 million. The revolving credit facility has a seasonal component from September 1 to March 1 of each calendar year, during which the borrowing capacity may be reduced to $650.0 million, $550.0 million, or $450.0 million at our discretion (which effectively reduces fees payable in respect of the unused portion of the commitment). Included in the revolving credit facility are a $150.0 million alternative currency borrowing sublimit, a $125.0 million swing line loan sublimit, and a $10.0 million letter of credit sublimit. The credit agreement matures on October 21, 2031.

At September 30, 2026 and December 31, 2025, there was no outstanding balance under the revolving credit agreement. The revolving credit agreement contains customary affirmative and negative covenants, including financial covenants with respect to consolidated leverage and interest coverage ratios, and other customary restrictions. We believe we were in compliance with all covenants at September 30, 2026.

At-the-Market Offering Program

In May 2024, we entered into an amended and restated sales agreement with Robert W. Baird & Co. Inc. (the “2024 ATM Program”), which enables the issuance and sale of Common stock for a maximum aggregate offering amount of up to $400.0 million. At September 30, 2026, $400.0 million was available for sale under the 2024 ATM Program. The offer and sale of shares under the 2024 ATM Program have been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975).

Investment in Unconsolidated Entity

Carrier Enterprise I has a 38.4% ownership interest in RSI, an HVAC distributor operating from 38 locations in the Western U.S. Our proportionate share of the net income of RSI is included in other income in our condensed consolidated unaudited statements of income.

Carrier Enterprise I is a party to a shareholders’ agreement with RSI and its shareholders (the “RSI Shareholders’ Agreement”), consisting of five Sigler second generation family siblings and their affiliates, who collectively own 55.4% of RSI (the “RSI Majority Holders”) and certain next-generation Sigler family members and a RSI employee, who collectively own 6.2% of RSI (the “RSI Minority Holders” and, together with the RSI Majority Holders, the “RSI Shareholders”). Pursuant to the RSI Shareholders’ Agreement, the RSI Shareholders have the right to sell, and Carrier Enterprise I has the obligation to purchase, their respective shares of RSI for a purchase price determined based on the higher of book value or a multiple of EBIT, the latter of which Carrier Enterprise I used to calculate the price for its 38.4% investment held in RSI. The RSI Shareholders may transfer their respective shares of RSI common stock only to members of the Sigler family or to Carrier Enterprise I, and, at any time from and after the date on which Carrier Enterprise I owns 85% or more of RSI’s outstanding common stock, it has the right, but not the obligation, to purchase from the RSI Shareholders the remaining outstanding shares of RSI common stock. At September 30, 2026, using the criteria set forth in the RSI Shareholders’ Agreement, the valuation of the RSI Shareholders’ RSI common stock was approximately $487.0 million.

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

25 of 30

Acquisitions

Granite Group Holdings

On October 9, 2026, we completed the acquisition of Granite Group Holdings LLC and certain of its affiliated entities (collectively, “Granite”), a diversified distributor of plumbing and HVAC products with annual sales for the year ended December 31, 2025 of approximately $500.0 million, operating from 82 locations throughout seven states in the Northeast. Consideration for the purchase price consisted of $342.6 million in cash, net of cash acquired, 338,176 shares of Common stock having a fair value of $94.7 million, and $82.0 million for repayment of indebtedness.

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

Common Stock Dividends

We paid cash dividends of $9.60 and $8.70 per share on common stock during the nine months ended September 30, 2026 and 2025, respectively. On October 1, 2026, our Board of Directors declared a regular quarterly cash dividend of $3.30 per share on common stock that was paid on October 30, 2026 to shareholders of record as of October 16, 2026. Future dividends and/or changes in dividend rates are at the sole discretion of the Board of Directors and depend upon factors including, but not limited to, cash flow generated by operations, profitability, financial condition, cash requirements, prospects, and other factors deemed relevant by our Board of Directors.

Dividend Reinvestment Plan

In March 2024, we implemented the Watsco, Inc. Dividend Reinvestment Plan (the “DRIP”), under which existing shareholders may, in accordance with the DRIP, acquire up to an aggregate of 300,000 shares of each of Common and Class B common stock, as applicable, by reinvesting all or a portion of the cash dividends paid on such shareholders’ shares of common stock. The DRIP has been registered under the Securities Act pursuant to our automatically effective shelf registration statement on Form S-3 (File No. 333-282975). During the quarters ended September 30, 2026 and 2025, 10,206 and 17,256 shares of our common stock, respectively, were issued under the DRIP. During the nine months ended September 30, 2026 and 2025, 29,552 and 47,751 shares of our common stock, respectively, were issued under the DRIP.

Company Share Repurchase Program

In September 1999, our Board of Directors authorized the repurchase, at management’s discretion, of up to 7,500,000 shares of common stock in the open market or via private transactions. Shares repurchased under the program are accounted for using the cost method and

26 of 30

result in a reduction of shareholders’ equity. We last repurchased shares under this plan in 2008. In aggregate, 6,370,913 shares of common stock have been repurchased at a cost of $114.4 million since the inception of the program. At September 30, 2026, there were 1,129,087 shares remaining authorized for repurchase under the program.

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

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal control over financial reporting. This results in refinements to processes throughout the Company. However, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In accordance with the rules and regulations of the SEC, we have not yet assessed the internal control over financial reporting of Jackson, which represented approximately 4% of our total consolidated assets at September 30, 2026 and approximately 3% of our consolidated revenues for the quarter ended September 30, 2026. From the acquisition date of June 1, 2026 to September 30, 2026, the processes and systems of Jackson did not impact the internal control over financial reporting for our consolidated subsidiaries.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 9 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q under the caption “Litigation, Claims, and Assessments,” which information is incorporated by reference in this Item 1 of Part II of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Information about risk factors for the quarter ended September 30, 2026 does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	—	$—	—	$—
August 1, 2026 to August 31, 2026	2,637	312.49	—	—
September 1, 2026 to September 30, 2026	514	317.69	—	—
Total	3,151	$313.34	—	$—

(1)
During the quarter ended September 30, 2026, we purchased an aggregate of 3,151 shares of our common stock to satisfy the tax withholding obligations in connection with the vesting of restricted stock.

27 of 30

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

28 of 30

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. #

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents #

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

# Filed herewith.

+ Furnished herewith.

29 of 30

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATSCO, INC.
(Registrant)

Date: November 6, 2026	By:	/s/ Ana M. Menendez
Ana M. Menendez
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

30 of 30